Form 10-Q
period 2012-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2012-09-25
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from              to             .

Commission File Number 000-54735

KALOBIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

260 East Grand Avenue, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 20, 2012, there were 7,688,968 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	June 30, 2012	December 31, 2011
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$9,916	$3,338
Marketable securities	17,590	14,509
Interest receivable	74	61
Contract receivables	179	177
Prepaid expenses and other current assets	608	519

Total current assets	28,367	18,604

Restricted cash	205	205
Property and equipment, net	298	427
Intangible and other assets	861	111

Total assets	$29,731	$19,347

Liabilities, convertible preferred stock and stockholders’ deficit

Current liabilities:
Accounts payable	$1,311	$266
Accrued compensation	485	832
Deferred revenue, short-term	—	5,630
Deferred rent, short-term	78	53
Accrued research and clinical liabilities	503	1,079
Other accrued liabilities	169	248

Total current liabilities	2,546	8,108

Deferred rent, long-term	124	163
Other liabilities, long-term	430	243

Total liabilities	3,100	8,514

Commitments and contingencies (Note 5)

Convertible preferred stock, $0.001 par value: 39,108,536 and 60,152,555 shares authorized at December 31, 2011 and June 30, 2012, respectively; 37,954,842 and 43,910,723 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively; aggregate liquidation preference of $105,512 at June 30, 2012	102,023	83,178

Stockholders’ deficit:
Common stock, $0.001 par value; 60,000,000 and 80,000,000 shares authorized at December 31, 2011, and June 30, 2012, respectively; 7,074,762 and 7,606,718 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	8	7

Additional paid-in capital	2,556	2,407
Accumulated other comprehensive income (loss)	12	(1)
Accumulated deficit	(77,968)	(74,758)

Total stockholders’ deficit	(75,392)	(72,345)

Total liabilities, convertible preferred stock and stockholders’ deficit	$29,731	$19,347

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands, except share and per share information)	(unaudited)		(unaudited)

Contract revenue	$2,992	$4,263	$6,011	$8,582

Operating expenses:
Research and development	4,230	4,328	7,450	9,373
General and administrative	875	1,127	1,820	2,154

Total operating expenses	5,105	5,455	9,270	11,527

Loss from operations	(2,113)	(1,192)	(3,259)	(2,945)

Other income (expense):
Interest income, net	12	12	19	27
Other income (expense), net	21	—	30	—

Net loss	(2,080)	(1,180)	(3,210)	(2,918)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	11	(2)	13	2

Comprehensive loss	$(2,069)	$(1,182)	$(3,197)	$(2,916)

Basic and diluted net loss per common share	$(0.28)	$(0.17)	$(0.44)	$(0.43)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	7,347,051	6,872,531	7,276,462	6,813,824

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2012	2011
	(unaudited)
Operating activities:
Net loss	$(3,210)	$(2,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	333
Amortization of intangible assets	56	56
Amortization of premium on marketable securities	114	250
Stock based compensation expense	127	110
Gains on disposal of fixed assets	(146)	—
Change in fair value of preferred stock warrant liability	118	—
Changes in operating assets and liabilities:
Contracts receivable	(2)	159
Interest receivable	(13)	104
Prepaid expenses and other current assets	(90)	(58)
Accounts payable	1,045	(447)
Accrued compensation	(347)	(212)
Deferred revenue	(5,630)	(7,783)
Accrued research and clinical liabilities	(576)	472
Other liabilities	(272)	(2)
Deferred rent	(14)	(195)

Net cash used in operating activities	(8,736)	(10,131)

Investing activities:
Purchases of property and equipment	—	(246)
Proceeds from sale of property and equipment	170	—
Purchases of marketable securities	(17,438)	(14,698)
Proceeds from maturities of marketable securities	14,255	24,680
Changes in restricted cash	—	(22)

Net cash provided by (used in) investing activities	(3,013)	9,714

Financing activities:
Payments of deferred offering costs	(541)	—
Proceeds from issuances of Series E preferred stock, net	18,845	—
Proceeds from issuances of common stock	23	5

Net cash provided by financing activities	18,327	5

Net increase (decrease) in cash and cash equivalents	6,578	(412)
Cash and cash equivalents, beginning of period	3,338	8,902

Cash and cash equivalents, end of period	$9,916	$8,490

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operation

KaloBios Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose primary business is to develop monoclonal antibody therapeutics for diseases that represent a significant burden to society and to patients and their families. The Company’s primary clinical focus is on respiratory diseases and cancer. The Company was incorporated on March 15, 2000 in California and, reincorporated as a Delaware corporation in September 2001. All of the Company’s assets are located in California.

The Company has incurred significant losses and had an accumulated deficit of $78.0 million as of June 30, 2012. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to obtain additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the presentation of our consolidated financial position, comprehensive loss and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

The December 31, 2011 balance sheet is derived from audited financial statements for the year ended December 31, 2011 but does not include all the disclosures necessary for audited financial statements. The condensed financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP for annual periods can be condensed or omitted. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-12/GA filed with the SEC on August 7, 2012. The results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ended December 31, 2012 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. The Company evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk in the event of a default by the related financial institution holding the securities, to the extent of the value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments with lower credit risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s cash equivalents and marketable securities are available for use in order the meet the Company’s liquidity needs within the next year and so are classified as short-term and available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

Deferred Offering Costs

Deferred offering costs as of June 30, 2012, consisting of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statement on Form 10-12G as part of the Company’s potential initial public offering (IPO) have been capitalized. In the event the offering does not occur, all deferred offering costs will be expensed. As of June 30, 2012, the Company had capitalized $0.8 million of deferred offering costs in other assets on the consolidated balance sheets. No amounts were deferred as of December, 2011.

Convertible Preferred Stock Warrant Liability

The Company classifies its outstanding warrant exercisable for shares of the Company’s Series B-2 convertible preferred stock as other liabilities, long term and adjusts the instrument to fair value at the end of each reporting period. At the end of each reporting period, changes in the fair value of the warrant liability during the period are recorded as a component of other income (expense), net. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or conversion of the warrant into a warrant to purchase common stock, at which time the liability would be reclassified to equity.

Research and Development Expenses

Development costs incurred in the research and development of new products are expensed as incurred, including expenses that may or may not be reimbursed under research and development collaboration agreements. Research and development costs include, but are not limited to, salaries, benefits, stock-based compensation, laboratory supplies, allocated overhead, fees for professional service providers and costs associated with product development efforts, including preclinical studies and clinical trials. Research and development expenses under collaborative agreements approximate or exceed the revenue recognized under such agreements.

The Company estimates preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) transfer of technology has been completed, delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

Multiple Element Arrangements

The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. To date, all of the Company’s research and development collaboration and license agreements have been assessed to have one unit of accounting. Up-front and license fees received for a combined unit of accounting are deferred and recognized ratably over the projected performance period. Nonrefundable fees where the Company has no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

On January 1, 2011, the Company adopted on a prospective basis Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends the criteria related to identifying separate units of accounting and provides guidance on how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact the Company’s financial position or results of operations as of and for the year ended December 31, 2011 or six months ended June 30, 2012 as the Company did not enter into any new arrangements or materially modify any existing arrangements in those periods. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the Company’s existing multiple-element arrangements.

Research and Development Services

Internal and external research and development costs incurred in connection with collaboration agreements are recognized as revenue in the same period as the costs are incurred and are presented on a gross basis because the Company acts as a principal, has the discretion to choose suppliers, bears credit risk, and performs at least part of the services.

Milestones and Other Contingent Payments

On January 1, 2011, the Company elected to prospectively adopt the milestone method as described in FASB ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (ii) the event can only be achieved; based in whole or in part on either the company’s performance or a specific outcome resulting from the company’s performance; and (iii) if achieved, the event would result in additional payments being due to the company.

The Company’s future research and development and license agreements may provide for payments to be paid to the Company upon the achievement of development milestones or success fees. Given the challenges inherent in developing biologic products, there may be substantial uncertainty as to whether any such milestones would be achieved at the time the agreements are executed. In addition, the Company will evaluate whether the development milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance; and (3) it is reasonable relative to all the deliverables and payment terms within the arrangement. If the Company considers the development milestones to be substantive, revenue related to such future milestone payments will be recognized as the Company achieves each milestone. The election to adopt the milestone method did not impact the Company’s financial position or results of operations as of and for the year ended December 31, 2011, or the six month period ended June 30, 2012, as the Company did not receive any milestone payments in those periods, and no milestones payments, as defined, are included in any of the Company’s existing collaboration agreements as of December 31, 2011 and June 30, 2012.

Prior to the adoption of ASU No. 2010-17, milestone payments that were contingent upon the achievement of substantive at-risk performance criteria were recognized in full upon achievement of those milestone events in accordance with the terms of the related agreement and assuming all other revenue recognition criteria were met. All revenue recognized to date under the Company’s collaborative agreements has been nonrefundable.

Stock-Based Compensation Expense

The Company measures employee and director stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of stock options using the Black-Scholes valuation model and the single-option method and recognizes expense using the straight-line attribution approach.

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting is affected each reporting period by changes in the fair value of the Company’s common stock.

Comprehensive Loss

Comprehensive loss includes the net loss and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. Other comprehensive income (loss) consists solely of unrealized gains (losses) on marketable securities.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The Company’s potential dilutive securities which include convertible preferred stock, unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of June 30,
	2012	2011
Convertible preferred stock	43,910,723	37,954,842
Unvested common stock	119,956	598,538
Warrants to purchase preferred stock	138,889	138,889
Options to purchase common stock	3,368,946	4,158,348

	47,538,514	42,850,617

3. Investments

At June 30, 2012, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,949	$—	$—	$9,949
Commercial paper	4,235	13	—	4,248
Corporate securities	4,516	1	—	4,517
U.S. government-backed securities	8,321	—	(2)	8,319
U.S. treasury notes	506	—	—	506

Total investments	$27,527	$14	$(2)	$27,539

Reported as:
Cash and cash equivalents				$9,744
Marketable securities				17,590
Restricted cash				205

Total investments				$27,539

At December 31, 2011, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,973	$—	$—	$2,973
Corporate securities	6,024	—	(2)	6,022
U.S. government-backed securities	5,435	1	—	5,436
U.S. treasury notes	3,051	—	—	3,051

Total investments	$17,483	$1	$(2)	$17,482

Reported as:
Cash and cash equivalents				$2,768
Marketable securities				14,509
Restricted cash				205

Total investments				$17,482

All marketable securities held at June 30, 2012 and December 31, 2011 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recorded from the sale of marketable securities for the three and six month periods ended June 30, 2012 and 2011.

4. Fair Value of Financial Instruments

Cash, accounts payable, and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities, cash equivalents and warrants for convertible preferred stock are carried at fair value.

The fair value of financial instruments reflects the amounts that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable, and the third is considered unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than those included in Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments and convertible preferred stock warrant liability) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	June 30, 2012
	Level 1	Level 2	Level 3	Total
(in thousands)
Investments:
Money market funds	$9,949	$—	$—	$9,949
U.S. treasury notes	506	—	—	506
Commercial paper	—	4,248	—	4,248
Corporate securities	—	4,517	—	4,517
U.S. government-backed securities	—	8,319	—	8,319

Total investments	$10,455	$17,084	$—	$27,539

Convertible preferred stock warrant liability	$—	$—	$235	$235

	Fair Value Measurements as of
	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$2,973	$—	$—	$2,973
U.S. treasury notes	3,051	—	—	3,051
Corporate securities	—	6,022	—	6,022
U.S. government-backed securities	—	5,436	—	5,436

Total investments	$6,024	$11,458	$—	$17,482

Convertible preferred stock warrant liability	$—	$—	$117	$117

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2012 is less than six months and all of these investments are rated by S&P and Moody’s at AAA or AA+. As of June 30, 2012, the Company’s corporate securities are fully FDIC-insured under the Temporary Liquidity Guarantee Program (TLGP).

The fair value of the convertible preferred stock warrant liability as of June 30, 2012 was calculated by allocating the total enterprise value to the various securities, including convertible preferred stock warrants, within the Company’s capital structure using the probability-weighted expected return method (PWERM). The change to the PWERM model reflected the continued development of the Company. The fair value of the convertible preferred stock warrant liability through December 31, 2011 was calculated by allocating the total enterprise value to the various securities within the Company’s capital structure using an Option Pricing Model. The estimated total enterprise value was $178.9 million and $106.9 million at June 30, 2012 and December 31, 2011, respectively. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, as well as the rights of each share class. The PWERM estimates the value of the Company under each of three possible future scenarios: IPO, stay private and liquidation. In the non-IPO scenarios, a large portion of the equity value is allocated to the convertible preferred stock to incorporate the aggregate liquidation preferences. In the IPO scenarios, the equity value is allocated pro rata among the shares of common stock and each series of convertible preferred stock and warrants, which may cause each share class to have a higher relative value per share than under the non-IPO scenario. The value per share under each scenario was then probability weighted and the resulting weighted values per share were summed to determine the fair value per share for each share class. The PWERM valuation used a risk-adjusted discount rate of 14%, a non-marketability discount rate of 23% and an estimated time to a liquidity event of 13-24 months. The expected outcomes were weighted more towards an IPO (60%), with a lower weighting for remaining private (30%), and a lower weighting for a sale (10%). The fair value of the enterprise determined using the IPO and non-IPO scenarios are weighted according to the Company’s estimate of the probability of each scenario.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible
Preferred Stock
Warrant
Liability
(in thousands)
Balance at December 31, 2011	$117

Unrealized loss included in other income (expense), net	118

Balance at June 30, 2012	$235

5. Commitments and Contingencies

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

The Company has certain agreements with service providers with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. As the Company has not incurred any indemnification losses to date, there were no accruals for or expenses related to indemnification issues for any period presented.

6. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi’s performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa. As part of this agreement, the Company retains responsibility for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis patients. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis on pre-negotiated terms, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial. The agreement will remain in effect until all payment obligations under the agreement end. Sanofi may terminate the agreement for convenience, and either Sanofi or the Company may terminate the agreement for material breach of the agreement by the other party. In the event Sanofi terminates the agreement for convenience or the Company terminates due to Sanofi’s material breach, worldwide rights to develop, manufacture and commercialize licensed products would revert back to the Company, and Sanofi would grant to the Company a license to allow it to develop, manufacture, and commercialize licensed products worldwide, subject to commercially reasonable financial terms to be negotiated by the parties after such termination. In the event that the Company materially breaches the agreement, Sanofi may terminate the agreement or, rather than terminate the agreement, opt to deduct any damages awarded for the Company’s breach against future contingent payments and royalties otherwise payable by Sanofi under the agreement. The upfront payment of $40 million is being recognized over the estimated period of the Company’s substantive performance obligations under the arrangement. For the years ended December 31, 2010 and 2011, the Company estimated that substantive performance obligations under the agreement would be completed by March 31, 2012. During the three-month period ended March 31, 2012, the Company and Sanofi agreed to amend the 2010 agreement as Sanofi requested that the Company perform additional services. Therefore, in the three-month period ended March 31, 2012, the Company revised its estimate to reflect that the substantive performance obligations under the agreement were then expected to be completed by June 30, 2012. The substantive performance obligations under the agreement were completed by June 30, 2012.

Under the terms of the Sanofi agreement, the Company receives specified research and development funding for services performed in connection with KB001-A research and development efforts. Reimbursements received by the Company for these services are recorded as contract revenues when earned as the related services are provided.

Revenue recognized under the Sanofi agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Contract revenue:
Amortization of upfront fees	$2,815	$3,913	$5,630	$7,783
Reimbursement for development-related activities	177	350	381	799

Total contract revenue	$2,992	$4,263	$6,011	$8,582

7. Convertible Preferred Stock

In May and June 2012, the Company issued 5,955,881 shares of Series E convertible preferred stock (Series E Preferred) at a price of $3.40 per share, for gross proceeds of $20.2 million. All shares of convertible preferred stock (Preferred Stock) are effectively redeemable in the event of a change in control at the applicable original purchase price per share. As all Preferred Stock is redeemable upon an event outside the control of the Company (i.e., a change in control), the related amounts have been presented outside of stockholders’ deficit. The carrying value of Preferred Stock will be adjusted to redemption value if it becomes probable that a redemption will occur. Company management does not believe that redemption is probable based on current business conditions.

The redemption amount of the outstanding Series A, Series B-1, Series B-2, Series C, Series D and Series E convertible preferred stock is equal to the applicable original purchase price of the stock, or $1.44, $1.44, $1.44, $2.88, $3.25 and $3.40 per share, respectively.

As of June 30, 2012, convertible preferred stock balances were as follows:

	Shares	Shares Issued		Liquidation
(in thousands, except share information)	Authorized	and Outstanding	Carrying Value	Amount
Series A	1,527,611	1,527,611	$1,835	$2,200
Series B-1	3,425,152	3,425,152	4,726	4,932
Series B-2	14,811,323	14,672,434	21,039	21,128
Series C	6,944,450	6,944,450	19,905	20,000
Series D	11,385,195	11,385,195	35,673	37,002
Series E	22,058,823	5,955,881	18,845	20,250

	60,152,554	43,910,723	$102,023	$105,512

8. Stock Plans and Stock-Based Compensation

Under the Company’s 2001 Stock Plan, the Company may grant shares and/or options to purchase up to 12,138,371 shares of common stock to employees, directors, consultants, and other service providers at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value for nonstatutory options. These options generally vest over four years, expire 10 years from the date of grant, and are generally exercisable at any time following the date of grant. A summary of the stock option activity for the six months ended June 30, 2012 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2012	3,869,007	$0.33
Granted	238,500	0.61
Exercised	(76,042)	0.38
Cancelled	(662,519)	0.38

Outstanding at June 30, 2012	3,368,946	$0.34

Weighted-average fair value of options granted during the period		$0.33

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
General and administrative	$60	$23	$69	$46
Research and development	46	32	58	64

	$106	$55	$127	$110

At June 30, 2012, the Company had $141,000 of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.5 years.

9. Subsequent Events

2012 Equity Incentive Plan

The Company’s board of directors adopted the 2012 Equity Incentive Plan in July 2012. The 2012 Equity Incentive Plan went into effect and the 2001 Stock Plan was terminated in August 2012. However, the awards under the 2001 Stock Plan outstanding as of and subsequent to the termination of the 2001 Plan will continue to be governed by their existing terms.

Under the Company’s 2012 Equity Incentive Plan, the aggregate number of common shares issued shall not exceed the sum of (a) 4,000,000 common shares, (b) the number of common shares reserved under the 2001 Stock Plan that are not issued or subject to outstanding awards under the 2001 Stock Plan upon its termination, (c) any common shares subject to outstanding options under the 2001 Stock Plan upon its termination that subsequently expire or lapse unexercised and common shares issued pursuant to awards granted under the 2001 Stock Plan that are outstanding upon its termination and that are subsequently forfeited to or repurchased by the Company; provided, however, that no more than 3,800,000 common shares, in the aggregate, shall be added to the 2012 Equity Incentive Plan pursuant to clauses (b) and (c). In addition, the number of shares reserved for issuance under the 2012 Equity Incentive Plan will be increased automatically on the first business day of each fiscal year of the Company, starting with fiscal year 2013 and ending in fiscal year 2022, by a number equal to the lesser of (a) 5% of the total number of common shares outstanding on December 31 of the prior year, (b) 3,000,000 common shares, subject to certain adjustments in accordance with the 2012 Equity Incentive Plan, or (c) a number of common shares determined by the Company’s board of directors.

As of August 31, 2012, 7,256,227 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. The number of common shares that are subject to stock awards outstanding at any time under the 2012 Equity Incentive Plan may not exceed the number of common shares that then remain available for issuance under the 2012 Equity Incentive Plan.

Under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

Loan and Security Agreement

In September 2012, the Company entered into a loan and security agreement (the Agreement) with MidCap Financial, SBIC, LP (MidCap Financial), providing for the borrowing of up to $15 million, of which $10 million is required to be drawn. The remaining $5 million may be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches, the first tranche of $5 million was issued in September 2012, the second tranche of $5 million must be issued no later than June 2013 and the final tranche may be drawn at the option of the Company no later than June 2013. The loan has an annual interest rate of one month LIBOR plus 600 basis points, subject to a LIBOR floor of 3%. Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provide MidCap Financial a warrant to purchase shares of Series E Preferred stock equal to 4% of the amount drawn under the facility divided by the Series E convertible preferred stock exercise price of $3.40. The warrant is exercisable for up to 10 years from the date of issuance and will expire upon the completion of an initial public offering of the Company’s common stock if it has not been previously exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient-targeted, first -in-class antibodies using our Humaneered™ antibody technology to treat serious medical conditions with a primary clinical focus is on respiratory diseases and cancer. Our principal pharmaceutical product candidates at the clinical development stage are:

•

KB001-A, a Humaneered™, PEGylated, anti-PcrV Fab´ antibody that is being developed for the prevention and treatment of Pa infections in mechanically ventilated patients and CF patients with chronic Pa infections ;

•	KB003, a Humaneered™ anti-GM-CSF monoclonal antibody that is being developed for the treatment of severe asthma inadequately controlled by corticosteroids; and

•	KB004, a Humaneered™ antibody directed against anti-EphA3 monoclonal antibody which has the potential to offer a novel approach to treating both hematologic malignancies and solid cancer tumors.

In January 2010, we entered into an agreement with Sanofi Pasteur S.A. (Sanofi) pursuant to which we granted to Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pseudomonas aeruginosa (Pa) (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of the agreement, we retain the right to develop and promote KB001-A for Pa in CF and bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that we recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and, commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are planning to conduct a Phase 2 clinical trial in CF patients infected with Pa by early 2013. We understand that Sanofi is planning to conduct a Phase 1 clinical study in healthy volunteers in early 2013 to evaluate higher doses than those that we previously tested. Upon completion of the Phase 1 trial, manufacturing process development, and scale-up for material that will be used for pivotal trials. We understand that Sanofi plans to initiate a Phase 2b clinical trial for pneumonia prevention in late 2014.

KB001-A is scheduled to begin a Phase 2 clinical trial in CF patients with chronic Pa infections in early 2013. KB003 is in a Phase 2 clinical trial in severe asthma patients inadequately controlled by corticosteroids. We initiated a 150 patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial in patients with severe asthma inadequately controlled by corticosteroids in August 2012. KB004 is in Phase 1 clinical testing for hematological malignancies.

We licensed our proprietary Humaneered™ antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million. We are not currently actively pursuing the license of our Humaneered™ technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered™ antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date, and as of June 30, 2012, we had an accumulated deficit of $78.0 million. We have funded our operations primarily through the private placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our security and loan agreement. As of June 30, 2012, we had cash, cash equivalents, and marketable securities of $27.5 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements under “Notes to Condensed Consolidated Financial Statements,” we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our contract revenue is generated primarily through research and development collaboration agreements, which may include nonrefundable, non-creditable upfront fees, funding for research and development efforts, and milestone or other contingent payments for achievements with regards to our licensed products. We have not materially modified any previous collaboration agreements or entered into any new agreements in 2012, nor have we received any milestone payments in 2012. Therefore, all collaboration agreements have been accounted for in accordance with the accounting guidance applicable to such arrangements prior to our adoption of Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition – Milestone Method.

We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services have been performed or products have been delivered; the fee is fixed and determinable; and collection is reasonably assured.

For multiple element arrangements, we evaluate whether the components of each arrangement are to be accounted for as separate units of accounting based on certain criteria. Upfront payments for licensing our intellectual property to date have not been separable from the activity of providing research and development services because the license has not been assessed to have stand-alone value separate from the research and development services provided. Such upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue over the contractual or estimated substantive performance period, which is consistent with the term of the research and development obligations contained in the research and development collaboration agreement.

Payments resulting from our research and development efforts under license agreements are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk, and perform part of the services.

Substantive, at-risk milestone payments are recognized as revenue when the milestone is achieved and collectability is reasonably assured. When contingent payments are not for substantive and at-risk milestones, revenue is recognized over the estimated remaining term of the related service period or, if there are no continuing performance obligations under the arrangement, upon receipt provided that collection is reasonably assured and other revenue recognition criteria have been satisfied.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the six months ended June 30, 2011 and 2012.

Stock-Based Compensation

We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value-based measurement of the awards and considering estimated forfeiture rates. For stock-based compensation awards to non-employees, we re-measure the fair value-based measurement of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value-based measurement of these non-employee awards are recognized as compensation expense in the period of change.

We recorded stock-based compensation expense of $0.1 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had options to purchase 3,368,946 shares of our common stock. As of June 30, 2012, we had $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options, that will be recognized over a weighted-average period of approximately 2.5 years. We expect to continue to grant stock options in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions in the Black-Scholes model used to determine the fair value-based measurement of our stock awards change significantly, stock-based compensation for future awards may differ materially in the future from that recorded in the current period. We did not grant any new stock options during the quarter ended June 30, 2012.

Results of Operations

General

We have not generated any net income from operations, except for the year ended December 31, 2007, during which we recognized a one-time license payment from Novartis, and, at June 30, 2012, we had an accumulated deficit of $78.0 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Contract Revenue

Our recent revenue is comprised primarily of collaboration agreement-related revenue. Collaboration agreement-related revenue includes license fees, payments for research and development services, and milestone and other contingent payments.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We currently track the external research and development costs incurred for each of our KB001-A, KB003, and KB004 projects. We have not tracked our external costs by project since inception. We began tracking our external costs by project beginning January 1, 2008. Our external research and development expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 1, 2008 to June 30, 2012
(in thousands)	2012	2011	2012	2011
External costs:
KB001-A	$425	$236	$968	$307	$16,268
KB003	1,159	487	1,559	938	16,704
KB004	1,118	2,379	1,760	3,854	17,214
Internal costs	1,528	1,226	3,163	4,274	41,994

Total research and development	$4,230	$4,328	$7,450	$9,373	$92,180

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development and initiate a Phase 2 clinical trial for our KB001-A CF program, as well as continue our Phase 2 clinical trial for our KB003 severe asthma program, and our ongoing Phase 1 clinical trial for our KB004 program. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the currently planned Phase 2 trial for KB001-A and the ongoing Phase 2 trial for KB003, and Phase 1 trial for KB004.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company.

Comparison of Three Months Ended June 30, 2012 and 2011

	Three Months
	Ended June 30,
(in thousands)	2012	2011	Variance
Contract revenue	$2,992	$4,263	$(1,271)
Operating expenses:
Research and development	4,230	4,328	(98)
General and administrative	875	1,127	(252)

Loss from operations	(2,113)	(1,192)	(921)
Interest income, net	12	12	—
Other income (expense), net	21	—	21

Net loss	$(2,080)	$(1,180)	$(900)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $1.3 million, from $4.3 million for the three months ended June 30, 2011 to $3.0 million for the three months ended June 30, 2012. This decrease was mainly attributable to amount of contract revenue recognized in each of the first two quarters in 2012 following the extension of the substantive performance period under our agreement with Sanofi. We agreed in early 2012 to provide Sanofi with additional transition services through June 2012. This decrease was partially offset by an additional $0.9 million of contract revenue recognized related to the $5 million payment received from Sanofi in August 2011 that is being recognized ratably through June 2012. As we completed all substantive performance obligations under our agreement with Sanofi as expected in June 2012, we expect future contract revenue from Sanofi to decrease significantly in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses decreased $0.1 million, from $4.3 million for the three months ended June 30, 2011 to $4.2 million for the three months ended June 30, 2012. This was primarily due to a $1.0 million decrease in payroll related expenses, including travel and supplies, resulting from a headcount reduction of 16 employees in our research and development organization primarily during the second half of 2011, and a $0.5 million decrease in manufacturing activities, primarily for our KB004 product candidate. This was offset by a $1.2 million increase primarily related to spending for clinical trial expenses for our KB003 severe asthma program and for our KB004 program for hematological malignancies, as well as consulting expenses of $0.3 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and are scheduled to begin a Phase 2 clinical trial in CF patients with chronic Pa infections in early 2013, and as a result, we expect these expenses to increase significantly.

General and administrative expenses decreased $0.3 million, from $1.1 million for the three months ended June 30, 2011 to $0.9 million for the three months ended June 30, 2012 due to a decrease in personnel related costs from a headcount reduction of three employees in our general and administrative organization during 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

	Six Months
	Ended June 30,
(in thousands)	2012	2011	Variance
Contract revenue	$6,011	$8,582	$(2,571)
Operating expenses:
Research and development	7,450	9,373	(1,923)
General and administrative	1,820	2,154	(334)

Loss from operations	(3,259)	(2,945)	(314)
Interest income, net	19	27	(8)
Other income (expense), net	30	—	30

Net loss	$(3,210)	$(2,918)	$(292)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $2.6 million, from $8.6 million for the six months ended June 30, 2011 to $6.0 million for the six months ended June 30, 2012. This decrease was mainly attributable to a decrease in the amount of contract revenue recognized per quarter in 2012 from the initial $35 million upfront payment following the extension of the substantive performance period under our agreement with Sanofi. We agreed in early 2012 to provide Sanofi with additional transition services through June 2012. This decrease was partially offset by an additional $1.7 million of contract revenue recognized related to the $5.0 million payment received from Sanofi in August 2011 that was being recognized ratably through June 2012. As we completed all substantive performance obligations under our agreement with Sanofi as expected in June 2012, we expect future contract revenue from Sanofi to decrease significantly in future periods unless we receive contingent payments under our agreement.

Research and development expenses decreased $1.9 million, from $9.4 million for the six months ended June 30, 2011 to $7.5 million for the six months ended June 30, 2012. This was primarily due to a $2.0 million decrease in payroll related expenses, including travel and supplies, resulting from a headcount reduction of 16 employees in our research and development organization primarily during the second half of 2011, and a $0.8 million decrease in manufacturing activities, primarily for our KB004 product candidate. This was partially offset by a $0.7 million increase related to spending for clinical trial expenses, primarily for our KB003 severe asthma program and our KB004 program for hematological malignancies, as well as consulting expenses of $0.3 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and are scheduled to begin a Phase 2 clinical trial in CF patients with chronic Pa infections in early 2013, and as a result, we expect these expenses to increase significantly.

General and administrative expenses decreased $0.3 million, from $2.2 million for the six months ended June 30, 2011 to $1.8 million for the six months ended June 30, 2012. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs from a headcount reduction of 3 employees in our general and administrative organization during 2011.

Liquidity and Capital Resources

Since our inception, we have been financing our operations primarily through private placements of our equity securities, interest income earned on cash, and cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis. Between May and June 2012, the Company issued 5,955,881 shares of Series E convertible preferred stock at $3.40 per share, resulting in net proceeds of $18.8 million. At June 30, 2012, we had cash and cash equivalents of $9.9 million and marketable securities of $17.6 million, totaling $27.5 million. If the Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

The following table summarizes our private placements of our convertible preferred stock through June 30, 2012:

(in thousands, except share and per share information)
Issue	Year	No. Shares	Net Proceeds
Series A Convertible Preferred Stock, net	2001-2003	1,527,611	$1,835
Series B-1 Convertible Preferred Stock, net	2004	3,425,152	4,726
Series B-2 Convertible Preferred Stock, net	2004-2006	14,672,434	21,039
Series C Convertible Preferred Stock, net	2007	6,944,450	19,905
Series D Convertible Preferred Stock, net	2008-2009	11,385,195	35,673
Series E Convertible Preferred Stock, net	2012	5,955,881	18,845

		43,910,723	$102,023

As of June 30, 2012, we had approximately $27.5 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we expect to incur substantial expenses in connection with our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids and commencement of a Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections in early 2013.

We believe our cash, cash equivalents, and marketable securities, as of June 30, 2012, are sufficient to sustain operations for the next 12 months based on our existing business plan and given our ability to control the timing of significant expense commitments.

We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, including a public offering. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. As such, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from any future loan and security agreements; and

•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash used in operating activities	$(8,736)	$(10,131)
Net cash provided by (used in) investing activities	(3,013)	9,714
Net cash provided by financing activities	18,327	5

Net (decrease) increase in cash and cash equivalents	$6,578	$(412)

Net cash used in operating activities was $8.7 million and $10.1 million for the six months ended June 30, 2012 and 2011, reflecting our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities including significant decreases in deferred revenue as we provided services under our Sanofi collaboration.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2012, primarily related to the purchases of investments, net of proceeds from the maturities of investments. Net cash provided by investing activities was $9.7 million for the six months ended June 30, 2011, primarily related to the maturities of investments, net of proceeds from the purchase of investments.

Net cash provided by financing activities was $18.3 million and $5,000 for the six months ended June 30, 2012 and 2011, respectively. The cash provided by financing activities of $18.3 in the 2012 period primarily related to the net proceeds from the issuance of Series E preferred stock in May and June 2012 that generated net proceeds of $18.8 million, partially offset by deferred offering costs of $0.5 million.

The Company believes that cash, and cash equivalents, and marketable securities, as of June 30, 2012, are sufficient to sustain operations for the next 12 months based on our existing business plan and given the ability to control the timing of significant expense commitments.

We expect to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce, or eliminate research and development programs or enter into collaborative or other arrangements for technologies that we would otherwise seek to develop ourselves or on terms that are less attractive than they might otherwise be.

Contractual Obligations and Commitments

As of June 30, 2012, there were no significant changes to our contractual obligations as set forth in Amendment No. 2 to our Registration Statement on Form 10-12G (File No. 000-54735) filed on August 7, 2012.

Loan and Security Agreement

In September 2012, we entered into a loan and security agreement with MidCap Financial SBIC, LP (MidCap Financial) providing for the borrowing of up to $15 million, of which $10 million is required to be drawn. The remaining $5 million may be drawn at our option. The loan and security agreement provides for the loan to be issued in three tranches, the first tranche of $5 million was issued in September 2012, the second tranche of $5 million must be issued no later than June 2013, and the final tranche may be drawn at our option no later than June 2013. The loan has an annual interest rate of one month LIBOR plus 600 basis points, subject to a LIBOR floor of 3%. Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months. At the time of final payment, we must pay an exit fee of 3% of the drawn amount. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the loan and security agreement provide the lender a warrant to purchase shares of our Series E convertible preferred stock equal to 4% of the amount drawn under the facility divided by the Series E convertible preferred stock exercise price of $3.40. The warrant is exercisable for up to 10 years from the date of issuance and will expire upon the completion of an initial public offering of the Company’s common stock, if it has not been previously exercised.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, we have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. We have entered into indemnification agreements with our directors, executive officers, and key employees. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, corporate bonds, and money market funds, we do not believe we are subject to any material market risk exposure. As of December 31, 2011 and June 30, 2012, we did not have any derivative financial instruments. The fair value of our investments, including those included in cash equivalents and marketable securities was $17.5 million and $27.5 million as of December 31, 2011 and June 30, 2012, respectively.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We monitor and evaluate our investment portfolio on a quarterly basis for other-than-temporary impairment charges.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rule 13a-15(e) and Rule 15d-15(e)), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurance that the system will achieve its stated goals under all reasonably foreseeable circumstances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Risk Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

As of June 30, 2012, we had an accumulated deficit of $78.0 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007, including net operating losses of $2.3 million for the year ended December 31, 2011, $6.1 million for the year ended December 31, 2010, and $27.5 million for the year ended December 31, 2009. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our lead product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, and we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of June 30, 2012, we had $27.5 million in cash, cash equivalents, and marketable securities. Our contract revenue for the six months ended June 30, 2012 was $6.0 million. We consumed a net $8.7 million of cash in operating activities during this period, or $1.5 million per month. Our monthly spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not sold any product candidates, and we do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from any future loan and security agreements; and

•	the costs associated with being a public company.

Since our inception, we have been financing our operations primarily through private placements of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis) a licensee of our Humaneered™ technology. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit, or other sources. We believe our cash on hand, together with our access to funds through our existing credit facility, will be sufficient to fund our operations for the next 12 months. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will require substantial additional capital to support clinical trials, regulatory approvals, and, if approved, the potential commercialization of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, or at all.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves.

Because we have a short operating history developing clinical-stage antibodies, there is a limited amount of information about us upon which you can evaluate our product candidates and business prospects.

We commenced our first clinical trial in 2006, and we have a limited operating history developing clinical-stage antibodies upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our product candidates are in the early stage of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. We currently only have one product candidate in Phase 2 clinical trials, one product candidate ready to enter Phase 2 clinical trials, and one product candidate in Phase 1 clinical trials. None of our product candidates have advanced into a pivotal study and it may be years before such study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we, Sanofi, or any of our future development partners are unable to develop, or obtain regulatory approvals for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our, Sanofi’s, or any of our future development partners’ clinical trials;

•

we, Sanofi, or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we, Sanofi, or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•

such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from antibody studies that served as precursors to our current drug candidates;

•

such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we, Sanofi, or any of our future development partners contract for clinical and commercial supplies;

•	we may not be successful in developing any companion diagnostic necessary to demonstrate efficacy in our desired target populations for KB004;

•	such authorities may delay approval or clearance of any companion diagnostic for KB004; or

•

the approval policies or regulations of such authorities may significantly change in a manner rendering our, Sanofi’s, or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Sanofi, or any of our future development partners from commercializing our product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we, Sanofi, or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We, Sanofi, or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application (NDA) or Biologic Licensing Application (BLA) to the FDA and even fewer are approved for commercialization.

Although we have completed a Phase 1/2 clinical study of KB001, the precursor molecule to KB001-A, we understand that Sanofi has determined that it will commence a Phase 1 clinical study of KB001-A in healthy volunteers to evaluate higher doses than those that we previously tested and planned for in our Phase 2 CF development program. The results of Sanofi’s Phase 1 clinical study could delay or adversely impact our KB001-A development program.

Furthermore, the efficacy or safety data demonstrated with KB001, KB002, the precursor molecule to KB003, and intravenous formulation of KB001-A and KB003 may not be reproduced in KB001-A, KB003 and subcutaneous formulation of KB001-A and KB003, respectively. We may need to conduct additional preclinical and clinical testing to confirm such data in the successor molecules and reformulations. We are still developing a subcutaneous formulation for KB001-A and need to further evaluate the subcutaneous formulation for KB003. We have yet to reach the stage at which we will inform the FDA that we intend to switch dosage forms from intravenous to subcutaneous formulations. Also, our current development timelines for KB001-A are based on demonstrating to the FDA that KB001-A is comparable to KB001 and that data obtained with intravenous KB001-A and KB003 can be bridged to the development of subcutaneous formulations of these product candidates. In addition, we currently do not have plans to conduct dose-ranging trials until we conduct our pivotal trials.

Any product candidate we, Sanofi, or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale. For example, we observed fatal intracranial hemorrhages in two subjects deemed possibly related to the study drug by the study investigator in our KB004 Phase 1 clinical trial and, as a result, we amended our clinical protocol, which caused a delay in our program.

We and Sanofi have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in individuals who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we and Sanofi, as applicable, may not be able to obtain regulatory approval or commercialize such product candidate.

Anti-GM-CSF antibodies, including KB003, may contribute to the development of pulmonary alveolar proteinosis (PAP), in which case we may need to delay, redesign or terminate our clinical trials of KB003.

PAP is a very uncommon lung disease which requires the presence of high concentrations of anti-GM-CSF antibody, but such antibodies alone may not be sufficient to cause disease. PAP is characterized by excessive accumulation of the normal alveolar lining fluid (surfactant) within the lung. The clinical course of PAP is variable, ranging from spontaneous remission to respiratory failure. The estimated incidence of the disorder is 0.36 per 1 million people per year. The majority of PAP cases are “acquired” while congenital and secondary cases are rare. Although PAP is associated with anti-GM-CSF antibodies, it is unclear if these antibodies are the sole cause of surfactant accumulation. For example, blood donors and cancer patients who have measurable anti-GM-CSF antibodies do not develop signs or symptoms of PAP. Natural neutralizing anti-GM-CSF antibodies have been reported in 0.3% of healthy populations. While we believe the risk for development of PAP with KB003 is low, in the event that KB003 is linked to the development of PAP, we may need to delay, redesign, or terminate our clinical trials of KB003.

We may experience delays in commencing or conducting our clinical trials or in receiving data from third parties or in the completion of clinical testing, which could result in increased costs to us and delay our ability to generate product candidate revenue.

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA as part of an investigational new drug (IND) application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We currently plan to rely in part on preclinical, clinical, and quality data generated by Sanofi and other third parties for the IND submission for KB001-A. If Sanofi does not make a timely IND submission for KB001-A, it will delay our plans for our IND filing and clinical trials for CF. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

•	identifying, recruiting, and training suitable clinical investigators;

•

reaching agreement on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time, and may vary significantly among different CROs and trial sites;

•

obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials, including as a result of transferring the manufacturing of a product candidate to another site or manufacturer;

•	obtaining institutional review board (IRB) or ethics committee approval to conduct a clinical trial at a prospective site;

•	identifying, recruiting, and enrolling subjects to participate in a clinical trial;

•

retaining or replacing participants who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, or personal issues; and

•	readiness of any companion diagnostic necessary to ensure that the study enrolls the target population.

The FDA may also put a clinical trial on clinical hold at any time during product candidate development.

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities;

•	unforeseen safety issues known safety issues that occur at a greater frequency or severity than we anticipate or any determination that the clinical trial presents unacceptable health risks; or

•	lack of adequate funding to continue the clinical trial.

Additionally, under the terms of our license and collaboration agreement with Sanofi, Sanofi has the exclusive right to develop and commercialize KB001, KB001-A and other antibodies directed against PcrV or Pa for all indications. Although this agreement requires Sanofi to use commercially reasonable efforts to engage in certain product development activities, Sanofi may decide to amend, suspend or terminate the clinical trials related to these licensed product candidates. Further, if Sanofi or any of our future development partners do not develop the licensed product candidates in the manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated.

Any delays in the commencement of our clinical trials, including any delays by Sanofi attributed to terminating or switching any subcontractors for the manufacture of the KB001-A drug substance, will delay our ability to pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial. If we, Sanofi, or any of our future development partners experience delays in the completion of, or if we, Sanofi, or any of our future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

If we pursue development of a companion diagnostic intended to identify patients who are likely to benefit from KB004, failure to obtain approval for the diagnostic may prevent or delay approval of KB004.

We are in the initial phases of developing a companion diagnostic which is intended to identify patients who are likely to derive the most benefit from KB004. If we are able to develop this companion diagnostic, we intend to amend our Phase 1 protocol prior to initiating the expansion phase to include EphA3 positive status as an inclusion criterion. The FDA regulates companion diagnostics, or in-vitro diagnostics, such as the one we are developing, as medical devices. FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, efficacy, storage, record-keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of medical devices. Pursuant to the FDC Act, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and efficacy. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic until it is ready to approve or clear this in vitro companion diagnostic device. While this guidance is still in draft form, we believe that it states the FDA’s current position and that KB004 may not be approved until the FDA has sufficient information to also approve or clear our companion device. Moreover, the FDA’s expectations for in vitro companion diagnostics are evolving and some aspects of the FDA’s regulatory approach remain unclear. The FDA’s developing expectations will affect, among other things, the development, testing and review of our in vitro companion diagnostics.

Because our companion diagnostic candidate is at an early stage of development, we have yet to seek a meeting with the FDA to discuss our companion diagnostic test in development and therefore cannot yet know what the FDA will require for this test. We may not be able to develop or obtain approval or clearance for the companion diagnostic, and any failure to obtain regulatory approval or clearance could delay development or prevent approval of KB004.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites, and registering subjects for clinical trials, and in identifying and in-licensing new product candidates.

There are several companies treating Pa using antibiotics or alternative approaches. For example, Intercell AG has a fusion protein vaccine program in Phase 2/3 for the prevention of Pa in mechanically ventilated intensive care unit patients. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for Pa to treat CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that potentiates the form of the defective protein that causes CF, was recently approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 2 clinical trials for CF.

Several companies are also working on anti-GM-CSF antibodies: Morphosys recently announced results of a Phase 1/2 trial in RA and is conducting a Phase 1 trial in multiple sclerosis (MS); Micromet (now part of Amgen) has partnered with Nycomed (now part of Takeda) in a Phase 1 trial in RA; and MedImmune is conducting a Phase 2 trial in RA with an antibody against the GM-CSF receptor. Although we are no longer pursuing the RA indication, these competitors could nonetheless affect our market for an anti‑GM‑CSF antibody for severe asthma. Many companies are developing drugs for asthma. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair®, which is co-developed by Genentech and Novartis, is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. Genentech (Roche), MedImmune, Novartis and Pfizer each has an anti-IL-13 antibody program in Phase 2 or Phase 3 testing for asthma. Other monoclonal antibodies in development target cytokines such as IL-4, IL-5, and IL-9 or their receptors. Although these drugs function differently, if successfully developed these drugs will compete in the asthma market.

Competition in cancer drug development is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products

The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•

The process of manufacturing biologics, such as KB001-A, KB003, and KB004, is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•

We and our contract manufacturers must comply with the FDA’s current Good Manufacturing Practice (cGMP) regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation.

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls or seizures

We may not be able to successfully develop and manufacture a subcutaneous formulation of KB001-A or KB003.

We believe that we must develop a subcutaneous formulation of KB001-A for the treatment of Pa in CF patients and a subcutaneous formulation of KB003 in order for such products to be commercially viable, if such products are approved. We are currently in the very early stages of developing subcutaneous formulations and any pivotal study that we intend to rely on for purposes of seeking regulatory approval must be conducted using the formulation that we intend to commercialize. In addition, we will need to demonstrate to the FDA’s satisfaction that any subcutaneous formulation we develop may rely upon data derived from preclinical and clinical trials using our current intravenous formulations, and the FDA may require us to conduct additional testing or even repeat some of our earlier testing. There are no assurances that will be able to successfully develop and manufacture a subcutaneous formulation for KB001-A or KB003, and, even if we can, there is no guarantee that the FDA will accept those formulations. If we fail to develop and successfully manufacture subcutaneous formulations for either of these product candidates, we may not be able to successfully commercialize such products.

We currently rely on Sanofi and other manufacturers for the supply of KB001-A and KB003. However, we will need to identify a new drug product manufacturer for the further development of subcutaneous formulations of KB001-A and KB003. Transitioning to a new manufacturer may result in significant expenses and devotion of our resources, and there is no guarantee that such manufacturer will be secured, or if secured, will be able to address our ongoing manufacturing needs for the subcutaneous formulation of KB001-A or KB003.

If we are unable to identify a contract manufacturer for the drug substance for KB003 and enter into an agreement on a timely basis, any Phase 3 clinical trial of KB003 would be delayed.

We currently have an agreement with a contract manufacturer for the manufacture of drug substance of KB003 for our early clinical trials. We believe we will need to secure a new contract manufacturer to satisfy our supply needs for KB003 for our Phase 3 clinical trial. We may need to devote significant expenses and resources in identifying and transitioning to a new manufacturer and there is no assurance that such manufacturer will be identified and secured in a timely basis. If we are unable to timely secure the manufacture of the drug substance for a Phase 3 clinical trial for KB003, such trial would be delayed.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenue that it generates may be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which the product candidate is approved;

•	acceptance by physicians, major operators of hospitals and clinics, and patients of the product candidate as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product candidate.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, and patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

•	a covered benefit under its health plan;

•	safe, effective, and medically necessary;

•	appropriate for the specific patient;

•	cost effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of our product candidates to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our product candidates even if approved.

In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our product candidates profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methods for many product candidates under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional, or local healthcare budget limitations.

If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market and sell any product candidates we may successfully develop, we may not be able to effectively market and sell any such product candidates.

We do not currently have any infrastructure for the sale, marketing, and distribution of any of our product candidates once approved, if at all, and we must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any product candidates for which we may obtain approval. The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any product candidates we may develop will be expensive and time consuming and could delay any product candidate launch. If we, Sanofi, or any of our future development partners are unable to establish sales and marketing capabilities or any other nontechnical capabilities necessary to commercialize any product candidates we may successfully develop, we will need to contract with third parties to market and sell such product candidates. We may not be able to establish arrangements with third parties on acceptable terms, if at all.

If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business will be limited.

A substantial amount of our effort is focused on the continued clinical testing and potential approval of our current product candidates and expanding our product candidates to serve other indications of high unmet medical needs. Research programs to identify other indications require substantial technical, financial and human resources, whether or not any product candidates for other indications are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•

a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

In addition, while our agreement with Sanofi remains in effect, neither we nor our affiliates may develop or commercialize any other anti-Pa antibody. This would apply to a future acquiror, except with respect to any anti-Pa antibody of the acquiror existing on the date of acquisition and developed thereafter.

If we do not successfully develop and commercialize product candidates for other indications, our business and future prospects may be limited and our business will be more vulnerable to problems that we encounter in developing and commercializing our current product candidates.

If we are acquired by a pharmaceutical company with a significant market capitalization, Sanofi may exercise its option to exclusively develop and commercialize licensed products in Pa-infected patients with CF or bronchiectasis worldwide, in which case the revenue we would generate from those licensed products would be limited.

Under our license and collaboration agreement with Sanofi, if we are acquired by a top 25 pharmaceutical company based on market capitalization at the time of such acquisition, Sanofi has the option to exclusively develop and commercialize licensed products to treat Pa-infected patients with CF or bronchiectasis worldwide. If Sanofi exercises this option, we would be prohibited from commercializing the licensed products in Pa-infected patients with CF or bronchiectasis and limit the revenue generated from the commercialization of those licensed products would be limited to the amounts Sanofi would be required to pay pursuant to its agreement with us. This provision may adversely impact a company’s desire to acquire us.

We have never paid and do not intend to pay cash dividends, and we may be required to pay cumulative dividends to the holders of our Series E convertible preferred stock, which could reduce our ability to develop and grow our business.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. Additionally, if our outstanding shares of convertible preferred stock have not been automatically converted by October 31, 2013, we will be required to pay cumulative dividends to the holders of our Series E convertible preferred stock. If we are required to pay dividends to the holders of our Series E convertible preferred stock, the amount of future earnings, if any, to fund the development and growth of our business, will be reduced.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of the members of our senior management, in particular David W. Pritchard, our president and chief executive officer, and Geoffrey T. Yarranton, our executive vice president, research and development, and chief scientific officer. The loss of such individuals or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our former chief medical officer resigned in February 2012, and it took us three months to hire our current chief medical officer in May 2012. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

If we fail to effectively integrate our new executive officers into our organization, the future development and commercialization of our product candidates may suffer, harming future regulatory approvals, sales of our product candidates or our results of operations.

Our chief medical officer recently joined us in May 2012. As a result, certain members of our executive team have not worked together as a group for a significant period of time. Our future performance will depend, in part on our ability to successfully integrate our newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

We face potential product liability exposure and, if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any product candidates for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us, Sanofi, or any of our future development partners by participants enrolled in our clinical trials, patients, health care providers, or others using, administering, or selling our product candidates. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	costs of related litigation;

•	substantial monetary awards to trial participants or other claimants;

•	decreased demand for our product candidates and loss of revenue;

•	impairment of our business reputation;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize our product candidates.

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $10 million per occurrence and $10 million in the aggregate per year. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for product candidates to include the sale of commercial products if we obtain marketing approval for our product candidates in development; however, we may be unable to obtain commercially reasonable product liability insurance for any product candidates approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our employees may engage in misconduct or other improper activities including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

In addition, during the course of our operations our directors, executives, and employees may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent a director, executive, or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive, or employee was to be investigated or an action was to be brought against a director, executive, or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities, collaborate with Sanofi and contract with third parties to provide these capabilities for us. As our operations expand we expect that we will need to manage additional relationships with various development partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend in part on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively. We may not be able to accomplish these tasks and our failure to accomplish any of them could prevent us from successfully growing our company.

Our loan and security agreement contains restrictions that limit our flexibility in operating our business.

In September 2012, we entered into a loan and security agreement with MidCap Financial. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur or assume certain debt;

•	merge or consolidate;

•	change the nature of our business;

•	change our organizational structure or type;

•	dispose of certain assets;

•	grant liens on our assets;

•	make certain investments;

•	pay dividends; and

•	enter into material transactions with affiliates.

A breach of any of these covenants or a material adverse change to our business could result in a default under the loan. In the case of a continuing event of default under the loan, MidCap Financial could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to the lender under the loan. Amounts outstanding under the term loan are secured by all of our existing and future assets (excluding intellectual property, which is subject to a negative pledge arrangement).

We and our development partner, third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and our development partner, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Our internal computer systems, or those of our development partner, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our development partner, third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Healthcare reform measures, when implemented, could hinder or prevent our commercial success.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of health care and containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	the demand for any drug products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our product candidates;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our future product candidates in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We, Sanofi, and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we, Sanofi, and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we, Sanofi, and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Sanofi, and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We, Sanofi, and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we, Sanofi, and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our product candidates for which we and our development partner intend to seek approval as biologic products may face competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCIA) as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity. However, biosimilar products have been approved under a sub-pathway of the centralized procedure since 2006. The pathway allows sponsors of a biosimilar product to seek and obtain regulatory approval based in part on the clinical trial data of an originator product to which the biosimilar product has been demonstrated to be “similar.” In many cases, this allows biosimilar products to be brought to market without conducting the full suite of clinical trials typically required of originators. It is unclear whether we and our development partner would face competition to our products in European markets sooner than anticipated.

We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

If one or more of our product candidates is approved, we will likely be subject to the various U.S. federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The False Claims Act (FCA), imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate the FCA or anti-kickback or related laws, then our revenue could be adversely affected, which would likely harm our business, financial condition, and results of operations.

State and federal authorities have aggressively targeted medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans or Corporate Integrity Agreements, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

Also, the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market, and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our current product candidates or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	additional studies, including clinical studies;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory approvals for any future products would harm our business, financial condition, and results of operations.

Even if we are able to obtain regulatory approval for our product candidates, we will continue to be subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

If we receive regulatory approval for our product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures.

If the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the medicine will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards.

Risks Related to Our Dependence on Third Parties

We are dependent on Sanofi for the development and commercialization of KB001-A, and Sanofi’s failure to develop and/or commercialize KB001-A would result in a material adverse effect on our business and operating results.

We have granted Sanofi an exclusive license to KB001, KB001-A and other antibodies directed against PcrV of Pa for all indications for most aspects of their development and commercialization. Our development partnership with Sanofi on KB001-A or other antibodies may not be scientifically, medically, or commercially successful due to a number of important factors, including the following:

•

Sanofi’s obligation to use “diligent efforts” under our agreement leaves Sanofi with significant discretion in determining the efforts and resources that it will apply to the development and commercialization of KB001-A or other antibodies directed against PcrV of Pa. The timing and amount of any cash payments, related royalties, and contingent payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidate by Sanofi under our agreement;

•

Sanofi holds the rights to commercialize KB001-A, including for Pa in CF and bronchiectasis patients, and holds an option to assume the development and promotion for such indications. Sanofi may not choose to exercise its option to develop and promote KB001-A or other licensed products in Pa-infected patients with CF or bronchiectasis and has no contractual obligation to do so. If Sanofi does not exercise its option for the CF or bronchiectasis indications and we nevertheless wish to pursue commercialization of KB001-A for either of those indications, we will need to negotiate with Sanofi the terms and conditions of such commercialization. There can be no assurance that we would be able to agree on these terms and conditions with Sanofi on reasonable terms or at all. If we were unable to do so, we would be unable to sell KB001-A for the CF or bronchiectasis indications.

•

Sanofi may develop and commercialize, either alone or with others, product candidates that are similar to or competitive with KB001-A or other antibodies directed against PcrV of Pa for the indications that we are targeting for KB001-A;

•	Sanofi may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sanofi may not make a timely IND submission for KB001-A;

•

Subject to our promotional rights in the CF or bronchiectasis indications, Sanofi will have substantial control over the commercialization of KB001-A and other antibodies directed against PcrV of Pa for all indications, including in CF or bronchiectasis patients, whether or not Sanofi chooses to exercise its option to develop KB001-A for such indications. Sanofi’s commercialization objectives for different indications may not be consistent with our goals and there can be no assurance that Sanofi will want to commercialize KB001-A or other antibodies directed against PcrV of Pa in a manner that maximizes our revenue. In addition, we may find that we cannot reach agreement over some of the development and commercialization aspects of KB001-A or other antibodies directed against PcrV of Pa, resulting in program delays, termination, or other decisions that might have a material impact on our business;

•	Sanofi may fail to manufacture or supply sufficient drug substance of KB001-A for our clinical use, such as our CF study, which could result in program delays;

•	Sanofi may fail to manufacture or supply sufficient drug substance of KB001-A for our commercial use, if approved, which could result in lost revenue;

•	We and Sanofi may fail to agree on the specific terms of a profit sharing arrangement within the United States for CF in the event that Sanofi elects the shared U.S. territory option;

•

Sanofi may utilize our intellectual property rights or take actions related to licensed products in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	If we are acquired, Sanofi may exercise its option to exclusively develop and commercialize licensed products in Pa-infected CF and bronchiectasis patients worldwide;

•	Sanofi may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

•	Sanofi may terminate the agreement with us for convenience upon 180 days’ prior written notice;

•

If Sanofi were to breach or terminate the agreement with us, the development and commercialization of KB001-A or other antibodies directed against PcrV of Pa could be delayed. We would need either to use our own resources and capabilities to continue the development and commercialization of KB001-A or to grant rights to another development or commercial partner;

•

If Sanofi were to terminate its arrangements with us, our potential revenue under our agreement with Sanofi, including from potential development and commercial sales contingent payments and royalties on net sales of licensed products, would be significantly reduced; and

•	Sanofi may not dedicate the resources that would be necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals.

Sanofi’s failure to develop or effectively commercialize KB001-A or other antibodies directed against PcrV of Pa would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on Sanofi to conduct the Phase 2 clinical trial for KB001-A for the prevention of VAP and, therefore, the timing of the initiation and completion of this trial is controlled by Sanofi and may occur on substantially different timing from our estimates. We also use CROs to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

There is no guarantee that any CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

We rely completely on third parties, most of which are sole source suppliers, to supply drug substance and manufacture drug product for our clinical trials and preclinical studies and intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

We are completely dependent on third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. If these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

We will also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials used to manufacture our product candidates. We do not have any control over the process or timing of the acquisition of these raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

We do not expect to have the resources or capacity to commercially manufacture any of our proposed product candidates if approved, and will likely continue to be dependent on third-party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved product candidates may adversely affect our ability to develop and commercialize our product candidates on a timely basis.

We may not be successful in establishing and maintaining additional development partnerships, which could adversely affect our ability to develop and commercialize product candidates.

In addition to our current development partnership with Sanofi, a part of our strategy is to enter into additional development partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional development partnerships related to our product candidates:

•	the development of certain of our current or future product candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.

Risks Related to Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, Sanofi, or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•

the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

•	patent applications may not result in any patents being issued;

•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;

•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing product candidates.

In addition, we and our development partners rely on the protection of our trade secrets and proprietary know-how. For example, we rely on Novartis, to whom we have licensed our Humaneered™ platform, to protect our trade secrets and proprietary know-how that has been licensed to them. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, third parties may still obtain this information or may come upon this or similar information independently. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

If we, Sanofi, or any of our future development partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability and the ability of Sanofi and any of our future development partners to develop, manufacture, market, and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S.-issued and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may be directed at claims that overlap with the subject matter of our intellectual property. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. For example, we have entered into several licenses for the right to use third-party intellectual property, including with the University of California at San Francisco (UCSF) and the Ludwig Institute for Cancer Research (LICR). If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all.

Because patent applications can take many years to issue there may be currently pending applications, unknown to us, that may later result in issued patents upon which our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers, or development partners infringe upon a third party’s intellectual property rights, we may have to:

•	seek to obtain licenses that may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate or redesign our products or processes to avoid infringement;

•

pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product candidate or proprietary technology at issue infringes upon or violates the third party’s rights;

•	pay substantial royalties or fees and/or grant cross-licenses to our technology; and/or

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe upon our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

In addition, any future patent litigation, interference, or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us, Sanofi or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we, Sanofi, or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold licenses from the Medical College of Wisconsin, UCSF, LICR, BioWa, Lonza, and Sanofi. These licenses impose various commercial, milestone payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming, and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From May 2012 to June 2012, we issued and sold an aggregate of 5,955,881 shares of Series E Convertible Preferred Stock to investors for an aggregate purchase price of $20,249,995.40.

(d) Exemption from Registration Claimed

These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering.

(e) Terms of Conversion or Exercise

The Series E Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of the Series E Preferred Stock, into shares of our common stock in an amount equal to the original purchase price of such share divided by the applicable conversion price as determined in accordance with our amended and restated certificate of incorporation.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: September 24, 2012	By:	/s/ David C. Pritchard
David C. Pritchard President and Chief Executive Officer (Principal Executive Officer)

Date: September 24, 2012	By:	/s/ Jeffrey H. Cooper
Jeffrey H. Cooper Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant

4.1(1)	Specimen of Stock Certificate evidencing shares of Common Stock

4.2	Specimen of Stock Certificate evidencing shares of Series A Preferred Stock

4.3(1)	Specimen of Stock Certificate evidencing shares of Series B-1 Convertible Preferred Stock

4.4(1)	Specimen of Stock Certificate evidencing shares of Series B-2 Convertible Preferred Stock

4.5(1)	Specimen of Stock Certificate evidencing shares of C Convertible Preferred Stock

4.6(1)	Specimen of Stock Certificate evidencing shares of D Convertible Preferred Stock

4.7(1)	Specimen of Stock Certificate evidencing shares of E Convertible Preferred Stock

4.8(3)	Amended and Restated Investors’ Rights Agreement, dated May 2, 2012, by and among the Registrant and the other parties thereto

10.31(2)	Employment Offer Letter, dated April 23, 2012, by and between the Registrant and Jeffrey H. Cooper

10.32(2)	Employment Offer Letter, dated April 18, 2012, by and between the Registrant and Nestor A. Molfino

10.33(2)	Letter Agreement, dated May 29, 2012, by and between the Registrant and Nestor A. Molfino

31.1	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form 10-12G (File No. 000-54735), filed on June 12, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to Registrant’s Registration Statement to Form 10-12G (File No. 000-54735), filed on August 7, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to Registrant’s Registration Statement to Form 10-12G (File No. 000-54735), filed on September 12, 2012 and incorporated herein by reference.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	As permitted by Rule 405(a)(2) of Regulation S-T, XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q.