Form 10-Q/A
period 2012-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2012-10-11
CIK 1293310

Washington, D.C. 20549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 20, 2012, there were 7,688,968 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

KaloBios Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2012 (the “10-Q”). This Amendment is being filed for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. When the Company filed the 10-Q, it relied upon the 30-day grace period provided for in Rule 405(a)(2) of Regulation S-T for the filing of the Company’s first Interactive Data File required to contain detail-tagged footnotes or schedules.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after September 25, 2012) or modify or update those disclosures that may be affected by subsequent events.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The exhibits filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: October 11, 2012	By:	/s/ David Pritchard
David W. Pritchard President and Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2012	By:	/s/ Jeffrey Cooper
Jeffrey H. Cooper Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant

4.1(1)	Specimen of Stock Certificate evidencing shares of Common Stock

4.2(2)	Specimen of Stock Certificate evidencing shares of Series A Convertible Preferred Stock

4.3(1)	Specimen of Stock Certificate evidencing shares of Series B-1 Convertible Preferred Stock

4.4(1)	Specimen of Stock Certificate evidencing shares of Series B-2 Convertible Preferred Stock

4.5(1)	Specimen of Stock Certificate evidencing shares of C Convertible Preferred Stock

4.6(1)	Specimen of Stock Certificate evidencing shares of D Convertible Preferred Stock

4.7(1)	Specimen of Stock Certificate evidencing shares of E Convertible Preferred Stock

4.8(3)	Amended and Restated Investors’ Rights Agreement, dated May 2, 2012, by and among the Registrant and the other parties thereto

10.31(4)	Employment Offer Letter, dated April 23, 2012, by and between the Registrant and Jeffrey H. Cooper

10.32(4)	Employment Offer Letter, dated April 18, 2012, by and between the Registrant and Nestor A. Molfino

10.33(4)	Letter Agreement, dated May 29, 2012, by and between the Registrant and Nestor A. Molfino

31.1(2)	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(2)	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*(2)	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form 10-12G (File No. 000-54735), filed on June 12, 2012 and incorporated herein by reference.
(2)	Field as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on September 25, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to Registrant’s Registration Statement to Form 10-12G (File No. 000-54735), filed on September 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 2 to Registrant’s Registration Statement to Form 10-12G (File No. 000-54735), filed on August 7, 2012 and incorporated herein by reference.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on September 25, 2012 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the original Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.