Form 10-Q
period 2012-09-30
KALOBIOS PHARMACEUTICALS INC
filed 2012-11-09
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2012, there were 7,718,002 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(in thousands, except share and per share information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,417	$3,338
Marketable securities	18,322	14,509
Interest receivable	65	61
Contract receivables	69	177
Prepaid expenses and other current assets	824	519

Total current assets	25,697	18,604
Restricted cash	205	205
Property and equipment, net	256	427
Intangible and other assets	2,120	111

Total assets	$28,278	$19,347

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,503	$266
Accrued compensation	402	832
Deferred revenue, short-term	—	5,630
Deferred rent, short-term	89	53
Accrued research and clinical liabilities	790	1,079
Other accrued liabilities	255	248

Total current liabilities	4,039	8,108
Deferred rent, long-term	93	163
Notes payable	4,815	—
Other liabilities, long-term	782	243

Total liabilities	9,729	8,514
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value: 60,152,555 and 39,108,536 shares authorized at September 30, 2012 and December 31, 2011, respectively; 43,910,723 and 37,954,842 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $105,512 at September 30, 2012	102,023	83,178
Stockholders’ deficit:
Common stock, $0.001 par value: 80,000,000 and 60,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 7,718,002 and 7,074,762 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8	7
Additional paid-in capital	3,077	2,407
Accumulated other comprehensive income (loss)	11	(1)
Accumulated deficit	(86,570)	(74,758)

Total stockholders’ (deficit) equity	(83,474)	(72,345)

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$28,278	$19,347

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except share and per share information)	(unaudited)
Contract revenue	$69	$5,804	$6,080	$14,386
Operating expenses:
Research and development	6,788	5,697	14,238	15,070
General and administrative	1,572	1,070	3,392	3,203

Total operating expenses	8,360	6,767	17,630	18,273

Loss from operations	(8,291)	(963)	(11,550)	(3,887)
Other income (expense):
Interest income	16	8	35	36
Other income (expense), net	(327)	(22)	(297)	(43)

Net loss	(8,602)	(977)	(11,812)	(3,894)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	(2)	12	1

Comprehensive loss	$(8,602)	$(979)	$(11,800)	$(3,893)

Basic and diluted net loss per common share	$(1.14)	$(0.14)	$(1.60)	$(0.57)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	7,565,563	6,918,030	7,372,439	6,844,098

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
(in thousands)	(unaudited)
Operating activities:
Net loss	$(11,812)	$(3,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	413
Amortization of intangible assets	83	83
Noncash interest expense	9	—
Amortization of premium on marketable securities	172	348
Stock based compensation expense	616	166
Gains on disposal of fixed assets	(146)	—
Change in fair value of preferred stock warrant liability	388	—
Changes in operating assets and liabilities:
Contract receivables	108	181
Interest receivable	(4)	—
Prepaid expenses and other current assets	(304)	(4)
Accounts payable	1,817	(775)
Accrued compensation	(430)	375
Deferred revenue	(5,630)	(8,286)
Accrued research and clinical liabilities	(289)	781
Other liabilities	(39)	(103)
Deferred rent	(34)	11

Net cash used in operating activities	(15,348)	(10,704)
Investing activities:
Purchases of property and equipment	—	(457)
Proceeds from sale of property and equipment	170	—
Purchases of marketable securities	(23,652)	(24,263)
Proceeds from maturities of marketable securities	19,680	32,180
Changes in restricted cash	—	278

Net cash provided by (used in) investing activities	(3,802)	7,738
Financing activities:
Payments of deferred offering costs	(1,510)	—
Proceeds from issuance of debt	4,840	—
Proceeds from issuances of Series E preferred stock, net	18,845	—
Proceeds from issuances of common stock	54	88

Net cash provided by financing activities	22,229	88
Net increase (decrease) in cash and cash equivalents	3,079	(2,878)
Cash and cash equivalents, beginning of period	3,338	8,902

Cash and cash equivalents, end of period	$6,417	$6,024

Supplemental disclosure of non-cash investing and financing activities:
Warrant issued with note payable	$79	$—

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

KaloBios Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose primary business is to develop monoclonal antibody therapeutics for diseases that represent a significant burden to society and to patients and their families. The Company’s primary clinical focus is on respiratory diseases and cancer. The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. All of the Company’s assets are located in California.

The Company has incurred significant losses and had an accumulated deficit of $86.6 million as of September 30, 2012. The Company has financed its operations primarily through the sale of equity securities, debt financing, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to obtain additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary (consisting of normal recurring adjustments) for the presentation of our consolidated financial position, comprehensive loss and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The December 31, 2011 balance sheet is derived from audited financial statements for the year ended December 31, 2011 but does not include all the disclosures necessary for audited financial statements. The condensed financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP for annual periods can be condensed or omitted. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-12/GA filed with the SEC on August 7, 2012. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ended December 31, 2012 or for any other interim period or for any future year.

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

Deferred Offering Costs

Deferred offering costs as of September 30, 2012, consisting of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statements on Form 10-12G and Form S-1 as part of the Company’s potential initial public offering (IPO) have been capitalized. In the event the offering does not occur, all deferred offering costs will be expensed. As of September 30, 2012, the Company had capitalized $2.0 million of deferred offering costs in other assets on the consolidated balance sheets. No amounts were deferred as of December 31, 2011.

Convertible Preferred Stock Warrant Liabilities

The Company classifies its outstanding warrants exercisable for shares of the Company’s Series B-2 and Series E convertible preferred stock as other liabilities, long term and adjusts the instruments to fair value at the end of each reporting period. At the end of each reporting period, changes in the fair value of the warrant liabilities during the period are recorded as a component of other income (expense), net. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the warrants or conversion of the warrants into warrants to purchase common stock, at which time the liabilities would be reclassified to equity.

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

On January 1, 2011, the Company adopted on a prospective basis Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends the criteria related to identifying separate units of accounting and provides guidance on how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact the Company’s financial position or results of operations as of and for the year ended December 31, 2011 or nine months ended September 30, 2012 as the Company did not enter into any new arrangements or materially modify any existing arrangements in those periods. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from the Company’s existing multiple-element arrangements.

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

The Company’s future research and development and license agreements may provide for payments to be paid to the Company upon the achievement of development milestones or success fees. Given the challenges inherent in developing biologic products, there may be substantial uncertainty as to whether any such milestones would be achieved at the time the agreements are executed. In addition, the Company will evaluate whether the development milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance; and (3) it is reasonable relative to all the deliverables and payment terms within the arrangement. If the Company considers the development milestones to be substantive, revenue related to such future milestone payments will be recognized as the Company achieves each milestone. The election to adopt the milestone method did not impact the Company’s financial position or results of operations as of and for the year ended December 31, 2011, or the nine month period ended September 30, 2012, as the Company did not receive any milestone payments in those periods, and no milestones payments, as defined, are included in any of the Company’s existing collaboration agreements as of December 31, 2011 and September 30, 2012.

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

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of September 30,
	2012	2011
Convertible preferred stock	43,910,723	37,954,842
Unvested common stock	—	558,386
Warrants to purchase preferred stock	197,712	138,889
Options to purchase common stock	3,766,322	4,187,775

	47,874,757	42,839,892

3. Investments

At September 30, 2012, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$5,733	$—	$—	$5,733
Commercial paper	4,241	7	—	4,248
Corporate securities	5,263	1	—	5,264
U.S. government-backed securities	8,304	3	—	8,307
U.S. treasury notes	502	—	—	502

Total investments	$24,043	$11	$—	$24,054

Reported as:
Cash and cash equivalents				$5,527
Marketable securities				18,322
Restricted cash				205

Total investments				$24,054

At December 31, 2011, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,973	$—	$—	$2,973
Corporate securities	6,024	—	(2)	6,022
U.S. government-backed securities	5,435	1	—	5,436
U.S. treasury notes	3,051	—	—	3,051

Total investments	$17,483	$1	$(2)	$17,482

Reported as:
Cash and cash equivalents				$2,768
Marketable securities				14,509
Restricted cash				205

Total investments				$17,482

There were no realized gains or losses recorded from the sale of marketable securities for the nine months ended September 30, 2012.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments and convertible preferred stock warrant liabilities) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$5,733	$—	$—	$5,733
U.S. treasury notes	502	—	—	502
Commercial paper	—	4,248		4,248
Corporate securities	—	5,264	—	5,264
U.S. government-backed securities	—	8,307	—	8,307

Total investments	$6,235	$17,819	$—	$24,054

Convertible preferred stock warrant liabilities	$—	$—	$584	$584

	Fair Value Measurements as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$2,973	$—	$—	$2,973
U.S. treasury notes	3,051	—	—	3,051
Corporate securities	—	6,022	—	6,022
U.S. government-backed securities	—	5,436	—	5,436

Total investments	$6,024	$11,458	$—	$17,482

Convertible preferred stock warrant liabilities	$—	$—	$117	$117

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2012 is less than six months and all of these investments are rated by S&P and Moody’s at AAA or AA+. As of September 30, 2012, the Company’s corporate securities are fully FDIC-insured under the Temporary Liquidity Guarantee Program (TLGP).

The fair value of the convertible preferred stock warrant liabilities as of September 30, 2012 was calculated by allocating the total enterprise value of the Company to the various securities, including convertible preferred stock warrants, within the Company’s capital structure using the probability-weighted expected return method (PWERM). The change to the PWERM model from the model used at December 31, 2011 reflected the continued development of the Company. The fair value of the convertible preferred stock warrant liabilities through December 31, 2011 was calculated by allocating the total enterprise value to the various securities within the Company’s capital structure using an Option Pricing Model. The estimated total enterprise value was $226.4 million and $106.9 million at September 30, 2012 and December 31, 2011, respectively. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, as well as the rights of each share class. The PWERM estimates the value of the Company under each of two possible future scenarios: IPO and stay privately held. In the non-IPO scenario, a large portion of the equity value is allocated to the convertible preferred stock and warrants to incorporate the aggregate liquidation preferences. In the IPO scenario, the equity value is allocated pro rata among the shares of common stock and each series of convertible preferred stock and warrants with the value allocated to the Series E convertible preferred stock warrants adjusted to intrinsic value given that these instruments net share settle upon an IPO. The value per share under each scenario was then probability weighted and the resulting weighted values per share were summed to determine the fair value per share for each share class. The PWERM valuation used a risk-adjusted discount rate of 12%, a non-marketability discount rate of 14.2% and an estimated time to a liquidity event of two to seventeen months. The expected outcomes were weighted more towards an IPO (80%) with a lower weighting for remaining privately held (20%). The fair value of the enterprise determined using the IPO and non-IPO scenarios are weighted according to the Company’s estimate of the probability of each scenario.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible Preferred Stock Warrant Liabilities
(in thousands)
Balance at December 31, 2011	$117
Issuances	79
Change in fair value included in other income (expense), net	388

Balance at September 30, 2012	$584

The estimated fair value of the notes payable as of September 30, 2012, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

5. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into a loan and security agreement (the Agreement) with MidCap Financial, SBIC, LP (MidCap Financial), providing for the borrowing of up to $15 million, of which $10 million is required to be drawn. The remaining $5 million may be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million must be issued no later than June 2013; and the final tranche may be drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property.

The Company has the right to prepay all or a portion of the borrowed amounts under the Agreement; however, if the Company exercises this option, the Company must pay a prepayment fee determined by multiplying the outstanding loan amount by 5%

if the prepayment occurs through December 31, 2014, 2% if the prepayment occurs in 2015 and 1% if the prepayment occurs in the final year. In the event of default, upon which all amounts borrowed become immediately due and payable, the Company will be subject to the prepayment fee. An event of default includes, but is not limited to, an occurrence such as a payment default, a material adverse change, insolvency, or a change of control.

In addition, the terms of the Agreement provide MidCap Financial a warrant to purchase shares of our Series E convertible preferred stock equal to 4% of the amount drawn down under the facility divided by the Series E convertible preferred stock exercise price of $3.40 per share. The warrant is exercisable for up to 10 years from the date of issuance and will expire upon the completion of the Company’s proposed IPO if it has not been previously exercised. In connection with the first tranche drawdown of $5 million in September 2012, the Company issued a warrant to MidCap Financial to purchase 58,823 shares of its Series E convertible preferred stock at an exercise price of $3.40 per share. The warrant is immediately exercisable and may be net settled. The aggregate fair value of the warrant upon issuance and at September 30, 2012 was $79,000. Contemporaneously with the issuance of the warrant, the Company recorded a debt discount of $79,000.

Debt issuance costs paid directly to MidCap Financial of $114,000 (financing fees) and the fair value of the warrant issued to MidCap Financial were treated as a discount on the debt and are being accreted using the interest method. Other debt issuance costs for legal fees are included in other assets in the accompanying condensed balance sheets and are being amortized using the interest method. The accretion of the debt discount and amortization of other debt issuance costs are recorded as interest expense in the condensed consolidated statements of comprehensive loss.

The Company recorded interest expense related to the borrowings of $40,000 for the three months ended September 30, 2012. Included in interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the three months ended September 30, 2012, the effective interest rate on the amounts borrowed under the Agreement, including the accretion of the debt discount and the accretion of the final payment, was 10%.

Future payments as of September 30, 2012 under the Agreement are as follows (in thousands):

Remainder of 2012	$143
2013	580
2014	1,990
2015	1,847
2016	1,701

Total minimum payments	6,261
Less amount representing interest	(1,261)

Notes payable, gross	5,000
Discount on notes payable	(188)
Accretion of the final exit fee payment	3

Long-term notes payable	$4,815

6. Commitments and Contingencies

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

7. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi’s performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retains responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis patients. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis on pre-negotiated terms, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial of KB001-A in Pa-infected patients with Cystic Fibrosis (CF). The agreement will remain in effect until all payment obligations under the agreement end. Sanofi may terminate the agreement for convenience, and either Sanofi or the Company may terminate the agreement for material breach of the agreement by the other party. In the event Sanofi terminates the agreement for convenience or the Company terminates due to Sanofi’s material breach, worldwide rights to develop, manufacture and commercialize licensed products would revert back to the Company, and Sanofi would grant to the Company a license to allow it to develop, manufacture, and commercialize licensed products worldwide, subject to commercially reasonable financial terms to be negotiated by the parties after such termination. In the event that the Company materially breaches the agreement, Sanofi may terminate the agreement or, rather than terminate the agreement, opt to deduct any damages awarded for the Company’s breach against future contingent payments and royalties otherwise payable by Sanofi under the agreement. The upfront payment of $40 million was recognized over the estimated period of the Company’s substantive performance obligations under the agreement. For the years ended December 31, 2010 and 2011, the Company estimated that substantive performance obligations under the arrangement would be completed by March 31, 2012. During the three-month period ended March 31, 2012, the Company and Sanofi agreed to amend the 2010 agreement as Sanofi requested that the Company perform additional services. Therefore, in the three-month period ended March 31, 2012, the Company revised its estimate to reflect that the substantive performance obligations under the agreement were then expected to be completed by June 30, 2012. The substantive performance obligations under the agreement were completed by June 30, 2012.

Under the terms of the Sanofi agreement, the Company receives specified research and development funding for services performed in connection with KB001-A research and development efforts. Reimbursements received by the Company for these services are recorded as contract revenues when earned as the related services are provided.

Revenue recognized under the Sanofi agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Contract revenue:
Amortization of upfront fees	$—	$5,503	$5,630	$13,285
Reimbursement for development-related activities	69	301	450	1,101

Total contract revenue	$69	$5,804	$6,080	$14,386

8. Convertible Preferred Stock

In May and June 2012, the Company issued 5,955,881 shares of Series E convertible preferred stock at a price of $3.40 per share, for gross proceeds of $20.2 million. All shares of convertible preferred stock (Preferred Stock) are effectively redeemable in the event of a change in control at the applicable original purchase price per share. As all Preferred Stock is redeemable upon an event outside the control of the Company (i.e., a change in control), the related amounts have been presented outside of stockholders’ deficit. The carrying value of Preferred Stock will be adjusted to redemption value if it becomes probable that a redemption will occur. Company management does not believe that redemption is probable based on current business conditions.

The redemption amount of the outstanding Series A, Series B-1, Series B-2, Series C, Series D and Series E convertible preferred stock is equal to the applicable original purchase price of the stock, or $1.44, $1.44, $1.44, $2.88, $3.25 and $3.40 per share, respectively.

As of September 30, 2012, convertible preferred stock balances were as follows:

	Shares	Shares Issued		Liquidation
	Authorized	and Outstanding	Carrying Value	Amount
			(in thousands)
Series A	1,527,611	1,527,611	$1,835	$2,200
Series B-1	3,425,152	3,425,152	4,726	4,932
Series B-2	14,811,323	14,672,434	21,039	21,128
Series C	6,944,450	6,944,450	19,905	20,000
Series D	11,385,196	11,385,195	35,673	37,002
Series E	22,058,823	5,955,881	18,845	20,250

	60,152,555	43,910,723	$102,023	$105,512

9. Stock Plans and Stock-Based Compensation

2012 Equity Incentive Plan

The Company’s board of directors adopted the 2012 Equity Incentive Plan in July 2012. The 2012 Equity Incentive Plan went into effect and the 2001 Stock Plan was terminated in August 2012. However, the awards under the 2001 Stock Plan outstanding as of and subsequent to the termination of the 2001 Plan will continue to be governed by their existing terms.

Under the 2012 Equity Incentive Plan, the aggregate number of common shares issued shall not exceed the sum of (a) 4,000,000 common shares, (b) the number of common shares reserved under the 2001 Stock Plan that were not issued or subject to outstanding awards under the 2001 Stock Plan upon its termination, (c) any common shares subject to outstanding options under the 2001 Stock Plan upon its termination that subsequently expire or lapse unexercised and common shares issued pursuant to awards granted under the 2001 Stock Plan that were outstanding upon its termination and that are subsequently forfeited to or repurchased by the Company; provided, however, that no more than 3,800,000 common shares, in the aggregate, shall be added to the 2012 Equity Incentive Plan pursuant to clauses (b) and (c). In addition, the number of shares reserved for issuance under the 2012 Equity Incentive Plan will be increased automatically on the first business day of each fiscal year of the Company, starting with fiscal year 2013 and ending in fiscal year 2022, by a number equal to the least of (a) 5% of the total number of common shares outstanding on December 31 of the prior year, (b) 3,000,000 common shares, subject to certain adjustments in accordance with the 2012 Equity Incentive Plan, or (c) a number of common shares determined by the Company’s board of directors.

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

In general, to the extent that awards under the 2012 Equity Incentive Plan are forfeited or lapse without the issuance of shares, those shares will again become available for awards.

The Company’s board of directors has discretion to administer the 2012 Equity Incentive Plan. The Company’s board of directors has delegated authority to administer the 2012 Equity Incentive Plan to the Company’s compensation committee. The 2012 Equity Incentive Plan provides that in the event of certain significant corporate transactions, each outstanding award will be treated in the manner described in the definitive transaction agreement or as the board of directors determines. Outstanding options granted under the 2001 Stock Plan will become fully vested unless continued or assumed by a surviving entity in a significant corporate transaction. An individual award agreement or any other written agreement between a participant and the Company may provide that an award will be subject to additional acceleration of vesting and exercisability in the event of certain change in control transactions.

The Company’s board of directors may amend or terminate the 2012 Equity Incentive Plan at any time. If the Company’s board of directors amends the plan, it need not seek stockholder approval of the amendment unless required by applicable law, regulation or rule. The 2012 Equity Incentive Plan will continue in effect for 10 years from its adoption date, unless the Company’s board of directors decides to terminate the plan earlier.

As of September 30, 2012, under the 2012 Equity Incentive Plan, the Company may grant shares and/or options to purchase up to 7,557,567 shares of common stock to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Options generally vest over four years, expire 10 years from the date of grant, and become exercisable as they vest following the date of grant.

A summary of the stock option activity for the nine months ended September 30, 2012 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	3,869,007	$0.33
Granted	1,483,500	1.21
Exercised	(208,292)	0.27
Cancelled	(1,377,893)	0.35

Outstanding at September 30, 2012	3,766,322	$0.67

Weighted-average fair value of options granted during the period		$1.98

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
General and administrative	$235	$23	$303	$69
Research and development	254	32	313	97

	$489	$55	$616	$166

At September 30, 2012, the Company had $1.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.3 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient-targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates at the clinical development stage are:

•

KB001-A, a Humaneered®, PEGylated, anti-PcrV Fab´ antibody that is being developed for the prevention and treatment of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and Cystic Fibrosis (CF) patients with chronic Pa infections;

•	KB003, a Humaneered® anti-GM-CSF monoclonal antibody that is being developed for the treatment of severe asthma inadequately controlled by corticosteroids; and

•	KB004, a Humaneered® monoclonal antibody directed against EphA3 which has the potential to offer a novel approach to treating both hematologic malignancies and solid cancer tumors.

In January 2010, we entered into an agreement with Sanofi Pasteur S.A. (Sanofi) pursuant to which we granted to Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pseudomonas aeruginosa (Pa) (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of the agreement, we retain the right to develop and promote KB001-A for Pa in CF and bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that we recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are planning to conduct a Phase 2 clinical trial in CF patients infected with Pa by early 2013. We understand that, as part of Sanofi’s clinical development plan for Pa VAP, Sanofi is planning to conduct a Phase 1 clinical study in healthy volunteers in early 2013 to evaluate higher doses than those that we previously tested. The Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study in late 2014 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Sanofi then plans a subsequent Phase 3 study. We understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

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

We licensed our proprietary Humaneered® antibody technology to Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis) in 2007 on a non-exclusive basis and received a license fee of $30 million. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date, and as of September 30, 2012, we had an accumulated deficit of $86.6 million. We have funded our operations primarily through the private placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. As of September 30, 2012, we had cash, cash equivalents, and marketable securities of $24.7 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public reporting companies that are not emerging growth companies.

There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2012, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in Amendment No. 2 to our Registration Statement on Form 10-12G (File No. 000-54735), filed with the Securities and Exchange Commission (SEC) on August 7, 2012.

Results of Operations

General

We have not generated any net income from operations, except for the year ended December 31, 2007, during which we recognized a one-time license payment from Novartis, and, at September 30, 2012, we had an accumulated deficit of $86.6 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Internal research and development costs consist primarily of salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from January 1, 2008 to September 30, 2012
	2012	2011	2012	2011
External costs:
KB001-A	$959	$1,457	$1,927	$1,764	$17,227
KB003	3,466	224	5,025	1,162	20,170
KB004	686	616	2,446	4,470	17,900
Internal costs	1,677	3,400	4,840	7,674	43,671

Total research and development	$6,788	$5,697	$14,238	$15,070	$98,968

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development and initiate a Phase 2 clinical trial for our KB001-A CF program, as well as continue our Phase 2 clinical trial for our KB003 severe asthma program and our ongoing Phase 1 clinical trial for our KB004 program. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the currently planned Phase 2 trial for KB001-A and the ongoing Phase 2 trial for KB003 and Phase 1 trial for KB004.

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

Comparison of Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Variance
(in thousands)	2012	2011
Contract revenue	$69	$5,804	$(5,735)
Operating expenses:
Research and development	6,788	5,697	1,091
General and administrative	1,572	1,070	502

Loss from operations	(8,291)	(963)	(7,328)
Interest income	16	8	8
Other income (expense), net	(327)	(22)	(305)

Net loss	$(8,602)	$(977)	$(7,625)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $5.7 million, from $5.8 million for the three months ended September 30, 2011 to $0.1 million for the three months ended September 30, 2012. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $1.1 million, from $5.7 million for the three months ended September 30, 2011 to $6.8 million for the three months ended September 30, 2012. The increase was primarily attributed to a $2.7 million increase in spending for clinical trial expenses for our KB003 severe asthma program, start up activities for our KB001-A CF program, and KB004 program for hematological malignancies, as well as consulting expenses of $0.4 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and are scheduled to begin a Phase 2 clinical trial in CF patients with chronic Pa infections in early 2013, and as a result, we expect these expenses to increase significantly. This increase was offset primarily by a $1.1 million decrease in payroll related expenses, including travel and supplies, resulting from a headcount reduction of 18 employees in our research and development organization primarily during the first nine months of 2011, a $0.6 million decrease in manufacturing activities, primarily for our KB004 product candidate and a decrease of $0.3 million in sublicense fees related to a milestone payment to our sublicensee in 2011 for KB001-A.

General and administrative expenses increased $0.5 million, from $1.1 million for the three months ended September 30, 2011 to $1.6 million for the three months ended September 30, 2012 due to increases in legal, accounting and consulting fees of $0.5 million related to being a public reporting company.

Other income (expense), net increased $0.3 million from the three months ended September 30, 2011 primarily as a result of the revaluation of our preferred stock warrant liabilities as of September 30, 2012 and interest expense related to the loan and security agreement entered into in September 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Variance
(In thousands)	2012	2011
Contract revenue	$6,080	$14,386	$(8,306)
Operating expenses:
Research and development	14,238	15,070	(832)
General and administrative	3,392	3,203	189

Loss from operations	(11,550)	(3,887)	(7,663)
Interest income	35	36	(1)
Other income (expense), net	(297)	(43)	(254)

Net loss	$(11,812)	$(3,894)	$(7,918)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $8.3 million, from $14.4 million for the nine months ended September 30, 2011 to $6.1 million for the nine months ended September 30, 2012. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi. This decrease was partially offset by an additional $1.7 million of contract revenue recognized in the 2012 period related to the $5.0 million payment received from Sanofi in August 2011 that was being recognized ratably through the completion of our substantive performance obligations under the agreement. As we have completed all of our substantive performance obligations under our agreement with Sanofi, we expect future contract revenue from Sanofi to be minimal in future periods unless we receive contingent payments under our agreement.

Research and development expenses decreased $0.8 million, from $15.1 million for the nine months ended September 30, 2011 to $14.2 million for the nine months ended September 30, 2012. This was primarily due to a $3.1 million decrease in payroll related expenses, including travel and supplies, resulting from a headcount reduction of 18 employees in our research and development organization primarily during the first nine months of 2011, a $1.4 million decrease in manufacturing costs, primarily for our KB004 product candidate, and a decrease of $0.3 million in sublicense fees, primarily related to a milestone payment to our sublicensee for KB001-A in 2011. This was partially offset by a $3.3 million increase related to spending for clinical trial expenses, primarily for our KB003 severe asthma program, start up activities for our KB001-A cystic fibrosis program, and ongoing activities for our KB004 program for hematological malignancies, as well as an increase in consulting expenses of $0.7 million to support ongoing development and clinical activities. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and are scheduled to begin a Phase 2 clinical trial in CF patients with chronic Pa infections by early 2013, and as a result, we expect these expenses to increase significantly.

General and administrative expenses increased $0.2 million, from $3.2 million for the nine months ended September 30, 2011 to $3.4 million for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in legal, accounting and consulting fees related to being a public reporting company, mostly offset by a decrease of $0.3 million in personnel-related costs from a headcount reduction of five employees in our general and administrative organization during 2011.

Other income (expense), net increased $0.3 million from the nine months ended September 30, 2011 primarily as a result of interest expense related to the loan and security agreement we entered into in September 2012 and a revaluation of our preferred stock warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis. Between May and June 2012, we issued 5,955,881 shares of Series E convertible preferred stock at $3.40 per share, resulting in net proceeds of $18.8 million. At September 30, 2012, we had cash and cash equivalents of $6.4 million and marketable securities of $18.3 million, totaling $24.7 million. In September 2012, we entered into a loan and security agreement with MidCap Financial that provides for the borrowing of up to $15 million, of which $10 million is required to be drawn. The remaining $5 million may be drawn at our option. The loan and security agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million must be issued no later than June 2013; and the final tranche may be drawn at our option no later than June 2013.

The following table summarizes the private placements of our convertible preferred stock through September 30, 2012:

(in thousands, except share information) Issue	Year	No. Shares	Net Proceeds
Series A Convertible Preferred Stock, net	2001-2003	1,527,611	$1,835
Series B-1 Convertible Preferred Stock, net	2004	3,425,152	4,726
Series B-2 Convertible Preferred Stock, net	2004-2006	14,672,434	21,039
Series C Convertible Preferred Stock, net	2007	6,944,450	19,905
Series D Convertible Preferred Stock, net	2008-2009	11,385,195	35,673
Series E Convertible Preferred Stock, net	2012	5,955,881	18,845

		43,910,723	$102,023

As of September 30, 2012, we had approximately $24.7 million in cash, cash equivalents, and marketable securities. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we expect to incur substantial expenses in connection with our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids and with our planned Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections in early 2013.

We believe our cash, cash equivalents, and marketable securities as of September 30, 2012, along with access to funds through our existing loan and security agreement, are sufficient to sustain operations for the next 12 months based on our existing business plan and given our ability to control the timing of significant expense commitments.

We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity or debt financings (including our proposed initial public offering), collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from our loan and security agreement;

•	the amount of funds we receive in our proposed initial public offering, if consummated; and

•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(15,348)	$(10,704)
Net cash provided by (used in) investing activities	(3,802)	7,738
Net cash provided by financing activities	22,229	88

Net (decrease) increase in cash and cash equivalents	$3,079	$(2,878)

Net cash used in operating activities was $15.3 million and $10.7 million for the nine months ended September 30, 2012 and 2011, reflecting our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities including significant decreases in deferred revenue as we provided services under our Sanofi collaboration and increases in accounts payable in 2012 attributed to development and clinical activities.

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2012, primarily related to the purchases of investments, net of proceeds from the maturities of investments. Net cash provided by investing activities was $7.7 million for the nine months ended September 30, 2011, primarily related to the maturities of investments, net of cash used for the purchase of investments.

Net cash provided by financing activities was $22.2 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. The cash provided by financing activities of $22.2 million in the 2012 period primarily related to the net proceeds of $18.8 million from the issuance of Series E convertible preferred stock in May and June 2012, and $5.0 million of principal from the issuance of debt in September 2012, partially offset by the payment of deferred offering costs of $1.5 million related to our proposed initial public offering.

The Company believes that cash, and cash equivalents, and marketable securities, as of September 30, 2012, along with access to funds through our existing loan and security agreement, are sufficient to sustain operations for the next 12 months based on our existing business plan and given the ability to control the timing of significant expense commitments.

We expect to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity or debt financings (including our proposed initial public offering), collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce, or eliminate research and development programs or enter into collaborative or other arrangements for technologies that we would otherwise seek to develop ourselves or on terms that are less attractive than they might otherwise be.

Contractual Obligations and Commitments

As of September 30, 2012, there were no significant and material changes to our contractual obligations from those set forth in Amendment No. 2 to our Registration Statement on Form 10-12G (File No. 000-54735), filed with the SEC on August 7, 2012 other than as set forth below.

Notes Payable

In September 2012, we entered into a loan and security agreement with MidCap Financial SBIC, LP (MidCap Financial) providing for the borrowing of up to $15 million, of which $10 million is required to be drawn. The remaining $5 million may be drawn at our option. The loan and security agreement provides for the loan to be issued in three tranches, the first tranche of $5 million was issued in September 2012, the second tranche of $5 million must be issued no later than June 2013, and the final tranche may be drawn at our option no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months. At the time of final payment, we must pay an exit fee of 3% of the drawn amount. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the loan and security agreement provide MidCap Financial a warrant to purchase shares of our Series E convertible preferred stock equal to 4% of the amount drawn down under the facility divided by the Series E convertible preferred stock exercise price of $3.40. The warrant is exercisable for up to 10 years from the date of issuance and will expire upon the completion of an initial public offering of the our common stock, if it has not been previously exercised.

The following table summarizes our contractual obligations as of September 30, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
(in thousands)
Lease obligations	$2,118	$296	$1,822	$—	$—
Notes payable	$6,261	143	4,417	1,701	—

Total	$8,379	$439	$6,239	$1,701	$—

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

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, we have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. We have also entered into indemnification agreements with our directors, executive officers, and key employees. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, corporate bonds, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments, including those included in cash equivalents and marketable securities was $17.5 million and $24.1 million as of December 31, 2011 and September 30, 2012, respectively.

We are also exposed to market risk related to fluctuations in interest rates indexed to LIBOR, which determines the variable interest payments made on our notes payable. However, we do not believe we are subject to any material market risk exposure.

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

As of September 30, 2012, we had an accumulated deficit of $86.6 million and for the nine months ended September 30, 2012 we incurred a net loss of $11.8 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007, including net operating losses of $2.3 million for the year ended December 31, 2011, $6.1 million for the year ended December 31, 2010, and $27.5 million for the year ended December 31, 2009. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our lead product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, and we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of September 30, 2012, we had $24.7 million in cash, cash equivalents, and marketable securities. Our contract revenue for the three and nine months ended September 30, 2012 were $0.1 million and $6.1 million. We consumed a net $15.3 million of cash in operating activities during the nine months ended September 30, 2012, or an average of $1.7 million per month. Our monthly spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not sold any product candidates, and we do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from our loan and security agreement;

•	the amount of funds we receive in our proposed initial public offering, if consummated; and

•	the costs associated with being a public company.

Since our inception, we have been financing our operations primarily through private placements of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis, a licensee of our Humaneered® technology. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit, or other sources. We believe our cash on hand, together with our access to funds through our existing credit facility, will be sufficient to fund our operations for the next 12 months. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will require substantial additional capital to support clinical trials, regulatory approvals, and, if approved, the potential commercialization of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, or at all.

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

We commenced our first clinical trial in 2006, and we have a limited operating history developing clinical-stage antibodies upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our product candidates are in the early stage of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. We currently only have one product candidate in Phase 2 clinical trials, one product candidate scheduled to enter Phase 2 clinical trials by early 2013, and one product candidate in Phase 1 clinical trials. None of our product candidates have advanced into a pivotal study and it may be years before such study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we, Sanofi, or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Although we have completed two Phase 1/2 clinical studies of KB001, the precursor molecule to KB001-A, we understand that Sanofi has determined that it will commence a Phase 1 clinical study of KB001-A in healthy volunteers to evaluate higher doses than those that we previously tested and planned for in our Phase 2 CF development program. The results of Sanofi’s Phase 1 clinical study could delay or adversely impact our KB001-A development program.

Furthermore, the efficacy or safety data demonstrated with KB001 and KB002, the precursor molecules to KB001-A and KB003, respectively, and intravenous formulation of KB001-A and KB003 may not be reproduced in KB001-A and KB003. Similarly, the subcutaneous formulations of KB001-A and KB003 may not produce any efficacy observed with intravenous formulations. We may need to conduct additional preclinical and clinical testing to confirm such data in the successor molecules and reformulations. We are still developing a subcutaneous formulation for KB001-A and need to further evaluate the subcutaneous formulation for KB003. We have yet to reach the stage at which we will inform the FDA that we intend to switch dosage forms from intravenous to subcutaneous formulations. Also, our current development timelines for KB001-A are based on demonstrating to the FDA that KB001-A is comparable to KB001 and that data obtained with intravenous KB001-A and KB003 can be bridged to the development of subcutaneous formulations of these product candidates. In addition, we do not currently plan to test different dose levels of drug until we conduct our pivotal trials. Because we will be testing different dose levels as part of our pivotal trials, the trials will be larger than the standard pivotal trial. In addition, testing dose levels at a later stage in development increases the risk that we will not successfully identify a dose with an acceptable safety and efficacy profile.

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

PAP is a very uncommon lung disease which is associated with the presence of high concentrations of anti-GM-CSF antibody, but such antibodies alone may not be sufficient to cause disease. PAP is characterized by excessive accumulation of the normal alveolar lining fluid (surfactant) within the lung. The clinical course of PAP is variable, ranging from spontaneous remission to respiratory failure. The estimated incidence of the disorder is 0.36 per 1 million people per year. Although PAP is associated with anti-GM-CSF antibodies, it is unclear if these antibodies are the sole cause of surfactant accumulation. For example, blood donors and cancer patients who have measurable anti-GM-CSF antibodies do not develop signs or symptoms of PAP. Natural neutralizing anti-GM-CSF antibodies have been reported in 0.3% of healthy populations. While we believe the risk for development of PAP with KB003 is low, in the event that KB003 is linked to the development of PAP, we may need to delay, redesign, or terminate our clinical trials of KB003.

We may experience delays in commencing or conducting our clinical trials or in receiving data from third parties or in the completion of clinical testing, which could result in increased costs to us and delay our ability to generate product candidate revenue.

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We rely in part on preclinical, clinical, and quality data generated by Sanofi and other third parties for regulatory submissions for KB001-A. If Sanofi does not make timely regulatory submissions for KB001-A, it will delay our plans for our clinical trials for CF. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

•	identifying, recruiting, and training suitable clinical investigators;

•

reaching agreement on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time, and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials, including as a result of transferring the manufacturing of a product candidate to another site or manufacturer;

•	obtaining and maintaining institutional review board (IRB) or ethics committee approval to conduct a clinical trial at an existing or prospective site;

•	identifying, recruiting, and enrolling subjects to participate in a clinical trial;

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

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities;

•	unforeseen safety issues, known safety issues that occur at a greater frequency or severity than we anticipate, or any determination that the clinical trial presents unacceptable health risks; or

•	lack of adequate funding to continue the clinical trial.

Additionally, under the terms of our license and collaboration agreement with Sanofi, Sanofi has the exclusive right to develop and commercialize KB001, KB001-A and other antibodies directed against the PcrV protein or Pa for all indications. Although this agreement requires Sanofi to use commercially reasonable efforts to engage in certain product development activities, Sanofi may decide to amend, suspend or terminate the clinical trials related to these licensed product candidates. Further, if Sanofi or any of our future development partners do not develop the licensed product candidates in the manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated.

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

The FDA regulates companion diagnostics, or in-vitro diagnostics, such as the one we are developing, as medical devices. FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, efficacy, storage, record-keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of medical devices. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and efficacy. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic until it is ready to approve or clear this in vitro companion diagnostic device. While this guidance is still in draft form, we believe that it states the FDA’s current position and that KB004 may not be approved until the FDA has sufficient information to also approve or clear our companion device. Moreover, the FDA’s expectations for in vitro companion diagnostics are evolving and some aspects of the FDA’s regulatory approach remain unclear. The FDA’s developing expectations will affect, among other things, the development, testing and review of our in vitro companion diagnostics.

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

There are several companies treating Pa using antibiotics or alternative approaches. For example, Intercell AG has a fusion protein vaccine program in Phase 2/3 for the prevention of Pa in mechanically ventilated intensive care unit patients and Kenta Biotech Ltd. is conducting a Phase 2 trial for KBPA101, a monoclonal antibody against a specific Pa serotype. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for Pa to treat CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that potentiates the form of the defective protein that causes CF, was recently approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 2 clinical trials for CF.

Several companies are also working on anti-GM-CSF antibodies: Morphosys recently announced results of a Phase 1/2 trial in RA and is conducting a Phase 1 trial in multiple sclerosis (MS); Micromet (now part of Amgen) has partnered with Nycomed (now part of Takeda) in a Phase 1 trial in RA; and MedImmune is conducting a Phase 2 trial in RA with an antibody against the GM-CSF receptor. Although we are no longer pursuing the RA indication, these competitors could nonetheless affect our market for an anti-GM-CSF antibody for severe asthma. Many companies are developing drugs for asthma. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair®, which is co-developed by Genentech and Novartis, is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. Genentech (Roche), MedImmune, Novartis and Pfizer each has an anti-IL-13 antibody program in Phase 2 or Phase 3 testing for asthma. Other monoclonal antibodies in development target cytokines such as IL-4, IL-5, and IL-9 or their receptors. Although these drugs function differently, if successfully developed these drugs will compete in the asthma market.

Competition in cancer drug development is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

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

•

We and our contract manufacturers must comply with the FDA’s current Good Manufacturing Practice (cGMP) regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

We believe that we must develop a subcutaneous formulation of KB001-A for the treatment of Pa in CF patients and a subcutaneous formulation of KB003 in order for such products to be commercially viable, if such products are approved. We are currently in the very early stages of developing subcutaneous formulations and any pivotal study that we intend to rely on for purposes of seeking regulatory approval must be conducted using the formulation that we intend to commercialize. In addition, we will need to demonstrate to the FDA’s satisfaction that any subcutaneous formulation we develop may rely upon data derived from preclinical and clinical trials using our current intravenous formulations, and the FDA may require us to conduct additional testing or even repeat some of our earlier testing. There are no assurances that we will be able to successfully develop and manufacture a subcutaneous formulation for KB001-A or KB003, and even if we can, there is no guarantee that the FDA will accept these formulations. If we fail to develop and successfully manufacture subcutaneous formulations for either of these product candidates, we may not be able to successfully commercialize such products.

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

We currently have an agreement with a contract manufacturer for the manufacture of drug substance of KB003 for our early clinical trials. We believe we will need to secure a new contract manufacturer to satisfy our supply needs for KB003 for any Phase 3 clinical trial. We may need to devote significant expenses and resources in identifying and transitioning to a new manufacturer and there is no assurance that such manufacturer will be identified and secured on a timely basis. If we are unable to timely secure the manufacture of the drug substance for a Phase 3 clinical trial for KB003, any such trial would be delayed.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of our product candidates to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our product candidates profitably or at all even if approved.

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

If we are acquired by a pharmaceutical company with a significant market capitalization, Sanofi may exercise an option to exclusively assume all aspects of development and commercialization of licensed products in Pa-infected patients with CF or bronchiectasis worldwide, in which case the revenue we would generate from those licensed products would be limited.

Under our license and collaboration agreement with Sanofi, if we are acquired by a top 25 pharmaceutical company based on market capitalization at the time of such acquisition, Sanofi has the option to exclusively assume all aspects of development and commercialization of licensed products to treat Pa-infected patients with CF or bronchiectasis worldwide. If Sanofi exercises this option, our rights to participate in development and commercialization of the licensed products in Pa-infected patients with CF or bronchiectasis would terminate and the revenue generated from the commercialization of those licensed products would be limited to the amounts Sanofi would be required to pay pursuant to its agreement with us. This provision may adversely impact a company’s desire to acquire us.

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

Our chief medical officer recently joined us in May 2012, and our chief financial officer joined us in July 2012. As a result, certain members of our executive team have not worked together as a group for a significant period of time. Our future performance will depend, in part, on our ability to successfully integrate our newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $10 million per occurrence and $10 million in the aggregate per year. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for product candidates to include the sale of commercial products if we obtain marketing approval for our product candidates in development; however, we may be unable to obtain commercially reasonable product liability insurance for any product candidates approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our working capital and adversely affect our business.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our working capital and results of operations.

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

A breach of any of these covenants or a material adverse change to our business, operations, or condition (financial or otherwise) could result in a default under the loan. In the case of a continuing event of default under the loan, MidCap Financial could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to MidCap Financial under the loan. Amounts outstanding under the term loan are secured by all of our existing and future assets (excluding intellectual property, which is subject to a negative pledge arrangement).

We have never paid and do not intend to pay cash dividends and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. Additionally, our loan and security agreement with MidCap Financial contains covenants that restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which you have purchased it.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCIA) as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

If the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the products, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. If we experience further ownership changes in connection with a public offering or otherwise, our ability to utilize our net operating loss carryforwards could be further limited.

Risks Related to Our Dependence on Third Parties

We are dependent on Sanofi for the development and commercialization of KB001-A, and Sanofi’s failure to develop and/or commercialize KB001-A would result in a material adverse effect on our business and operating results.

We have granted Sanofi an exclusive license to KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Our development partnership with Sanofi on KB001-A or other antibodies may not be scientifically, medically, or commercially successful due to a number of important factors, including the following:

•

Sanofi’s obligation to use “diligent efforts” under our agreement leaves Sanofi with significant discretion in determining the efforts and resources that it will apply to the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa. The timing and amount of any contingent and royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidate by Sanofi under our agreement;

•

Sanofi holds the rights to commercialize KB001-A, including for Pa in CF and bronchiectasis patients, and holds an option to assume primary responsibility for developing and promoting KB001-A for such indications. Sanofi may not choose to exercise its option to develop and promote KB001-A or other licensed products in Pa-infected patients with CF or bronchiectasis and has no contractual obligation to do so. If Sanofi does not exercise its option for the CF or bronchiectasis indications, Sanofi will nevertheless retain the exclusive right to perform certain necessary commercial activities (including the exclusive right to sell and distribute KB001-A) with respect to such indications but will have no obligation to perform such activities. In such event, if Sanofi were to decide not to commercialize KB001-A for the CF or bronchiectasis indications, and we nevertheless wished to commercialize KB001-A for either of these indications if approved, we would need to renegotiate with Sanofi certain terms of our agreement but may be unable to do so on reasonable terms, in a timely manner, or at all.

•

Sanofi may develop and commercialize, either alone or with others, product candidates that are similar to or competitive with KB001-A or other antibodies directed against the PcrV protein of Pa for the indications that we are targeting for KB001-A;

•	Sanofi may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sanofi may not make timely regulatory submissions for KB001-A;

•

Subject to our promotional rights in the CF or bronchiectasis indications, Sanofi will have substantial control over the commercialization of KB001-A and other antibodies directed against the PcrV protein of Pa for all indications, including in CF or bronchiectasis patients, whether or not Sanofi chooses to exercise its option to develop KB001-A for such indications. Sanofi’s commercialization objectives for different indications may not be consistent with our goals and there can be no assurance that Sanofi will want to commercialize KB001-A or other antibodies directed against the PcrV protein of Pa in a manner that maximizes our revenue. In addition, we may find that we cannot reach agreement over some of the development and commercialization aspects of KB001-A or other antibodies directed against the PcrV protein of Pa, resulting in program delays, termination, or other decisions that might have a material impact on our business;

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

•	If we are acquired, Sanofi may exercise its option to exclusively assume all aspects of development and commercialization of licensed products in Pa-infected CF and bronchiectasis patients worldwide;

•	Sanofi may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

•	Sanofi may terminate the agreement with us for convenience upon 180 days’ prior written notice;

•

If Sanofi were to breach or terminate the agreement with us, the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa could be delayed. We would need either to use our own resources and capabilities to continue the development and commercialization of KB001-A or to grant rights to another development or commercial partner;

•

If Sanofi were to terminate its arrangements with us, our potential revenue under our agreement with Sanofi, including from potential development and commercial contingent payments and royalties on net sales of licensed products, would be significantly reduced; and

•	Sanofi may not dedicate the resources that would be necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals.

Sanofi’s failure to develop or effectively commercialize KB001-A or other antibodies directed against the PcrV protein of Pa would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on Sanofi to conduct the Phase 2 and Phase 3 clinical trials for KB001-A for the prevention of Pa VAP and, therefore, the timing of the initiation and completion of these trials is controlled by Sanofi and may occur on substantially different timing from our estimates. We also use CROs to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

In addition, we and our development partners rely on the protection of our trade secrets and proprietary know-how. For example, we rely on Novartis, to whom we have licensed our Humaneered® platform, to protect our trade secrets and proprietary know-how that has been licensed to them. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, third parties may still obtain this information or may come upon this or similar information independently. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with MidCap Financial. In the case of a continuing event of default under the loan, MidCap Financial could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to MidCap Financial under the loan.

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

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold licenses from the Medical College of Wisconsin, UCSF, LICR, BioWa, Lonza, and Sanofi. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

(1)	In connection with a loan and security agreement we entered into with MidCap Financial, SBIC, LP in September 2012, we issued a warrant to purchase shares of our Series E convertible preferred stock in an amount equal to 4% of the amount drawn down under the agreement divided by the Series E convertible preferred stock exercise price of $3.40 per share.

(2)	During the three months ended September 30, 2012, we granted stock options to purchase 1,245,000 shares of our common stock at an exercise price of $1.33 per share to our employees under our 2001 Stock Plan. During said period, we issued and sold an aggregate of 17,458 shares of our common stock to former employees at a weighted-average exercise price of approximately $0.31 per share pursuant to exercises of options granted under our 2001 Stock Plan.

(d)	Exemption from Registration Claimed

(1)	The offer, sale, and issuance of the securities described in section (a)(1) were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that the issuance of securities to the accredited investor did not involve a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction. The recipient of securities in this transaction was an accredited investor under Rule 501 of Regulation D.

(2)	The offers, sales, and issuance of the securities described in section (a)(2) occurred prior to the effectiveness of our registration statement on Form 10 and were deemed to be exempt from registration under the Securities Act in reliance on Rule 701. The recipients of such securities were our employees, officers, bona fide consultants and advisors and received the securities under our 2001 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(e)	Terms of Conversion or Exercise

The warrant described in section (a)(1) is exercisable for up to 10 years from the date of issuance at an exercise price of $3.40 per share.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: November 9, 2012	By:	/s/ David W. Pritchard
David W. Pritchard President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Jeffrey H. Cooper
Jeffrey H. Cooper Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(2)	Warrant to Purchase Stock, by and between KaloBios Pharmceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.1(2)	Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.2(3)	2012 Equity Incentive Plan, effective upon effectiveness of this Registration Statement.

10.3(3)	Letter Agreement, dated July 5, 2012, by and between the Registrant and Jeffrey H. Cooper.

10.4(4)	Termination Agreement and Waiver, dated October 5, 2012, by and among KaloBios Pharmceuticals, Inc. and the other parties thereto.

31.1	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form 10-12G (File No. 000-54735), filed on June 12, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on September 7, 2012.
(3)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on August 7, 2012.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on October 12, 2012.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.