Form 10-Q
period 2013-03-31
KALOBIOS PHARMACEUTICALS INC
filed 2013-05-14
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from            to             .

Commission File Number 001-35798

KALOBIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

260 East Grand Avenue, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2013, there were 24,177,506 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(in thousands, except share and per share information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,949	$10,947
Marketable securities	6,901	9,351
Contract receivables	34	87
Prepaid expenses and other current assets	1,896	871

Total current assets	78,780	21,256
Restricted cash	205	205
Property and equipment, net	193	230
Deferred offering costs	—	2,803
Intangible and other assets	41	45

Total assets	$79,219	$24,539

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,199	$2,448
Accrued compensation	828	628
Deferred rent, short-term	113	101
Accrued research and clinical liabilities	1,384	3,538
Notes payable	811	—
Other accrued liabilities	275	502

Total current liabilities	9,610	7,217
Deferred rent, long-term	31	62
Notes payable, less current portion	9,050	9,826
Other liabilities, long-term	198	355

Total liabilities	18,889	17,460
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value: no shares and 60,152,555 shares authorized at March 31, 2013, and December 31, 2012, respectively; no shares and 12,329,330 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively; aggregate liquidation preference of $105,512 at December 31, 2012	—	102,023
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 80,000,000 shares authorized at March 31, 2013, and December 31, 2012, respectively; 24,147,815 and 2,186,695 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	24	2
Additional paid-in capital	167,143	3,317
Accumulated other comprehensive income	4	4
Accumulated deficit	(106,841)	(98,267)

Total stockholders’ equity (deficit)	60,330	(94,944)

Total liabilities and stockholders’ equity (deficit)	$79,219	$24,539

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2013	2012
(in thousands, except share and per share information)	(unaudited)
Contract revenue	$16	$3,018
Operating expenses:
Research and development	6,320	3,220
General and administrative	2,019	945

Total operating expenses	8,339	4,165

Loss from operations	(8,323)	(1,147)
Other income (expense):
Interest income (expense), net	(252)	6
Other income (expense), net	1	10

Net loss	(8,574)	(1,131)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	1

Comprehensive loss	$(8,574)	$(1,130)

Basic and diluted net loss per common share	$(0.55)	$(0.56)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	15,607,379	2,023,285

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
(in thousands)	(unaudited)
Operating activities:
Net loss	$(8,574)	$(1,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	57
Amortization of intangible assets	—	28
Noncash interest expense	38	—
Amortization of premium on marketable securities	54	56
Stock based compensation expense	181	21
Gains on disposal of fixed assets	—	(10)
Changes in operating assets and liabilities:
Contract receivables	53	(26)
Prepaid expenses and other assets	(1,025)	61
Accounts payable	3,329	763
Accrued compensation	200	(397)
Deferred revenue	—	(2,816)
Accrued research and clinical liabilities	(2,153)	(117)
Other liabilities	73	72
Deferred rent	(19)	(7)

Net cash used in operating activities	(7,801)	(3,446)
Investing activities:
Purchases of property and equipment	(5)	—
Proceeds from sale of property and equipment	—	30
Purchases of marketable securities	—	(3,286)
Proceeds from maturities of marketable securities	2,395	7,941

Net cash provided by investing activities	2,390	4,685
Financing activities:
Proceeds from issuance of common stock	—	21
Proceeds from initial public offering net of offering costs	64,413	—

Net cash provided by financing activities	64,413	21
Net increase in cash and cash equivalents	59,002	1,260
Cash and cash equivalents, beginning of period	10,947	3,338

Cash and cash equivalents, end of period	$69,949	$4,598

Supplemental cash flow disclosure:
Cash paid for interest	$225	$—
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$102,023	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$157	$—

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

The Company has incurred significant losses and had an accumulated deficit of $106.8 million as of March 31, 2013. The Company has financed its operations primarily through the sale of equity securities, debt financing, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to seek additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

Initial Public Offering

The Company closed its initial public offering (IPO) in February 2013, selling 8,750,000 shares of common stock. The IPO price was $8.00 per share. As a result of the IPO, the Company received gross proceeds of approximately $70.0 million, which resulted in net proceeds to the Company of approximately $61.5 million, after underwriting and other expenses of approximately $8.5 million (comprising of $4.9 million in underwriting discounts and commissions and $3.6 million in other offering expenses). In addition, in connection with the completion of the Company’s IPO, all outstanding convertible preferred stock converted into 13,211,120 shares of common stock.

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

The financial information filed is unaudited. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 29, 2013.

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

Deferred Offering Costs

Deferred offering costs as of December 31, 2012, consisting of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statements on Form 10-12G and Form S-1 as part of the Company’s IPO process were capitalized. As of December 31, 2012, the Company had capitalized $2.8 million of deferred offering costs on the consolidated balance sheets. The deferred offering costs were offset against the IPO proceeds upon the completion of the offering in February 2013.

Convertible Preferred Stock Warrant Liabilities

Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series B-2 and Series E preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other income (expense) in the statement of operations for that period.

Upon the closing of the Company’s IPO and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series B-2 preferred stock were converted into warrants to purchase shares of the Company’s common stock. The aggregate fair value of these warrants upon the closing of the IPO was $157,000 which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

The warrant to purchase shares of the Company’s Series E preferred stock expired upon the closing of the Company’s IPO in February 2013.

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

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) transfer of technology has been completed, delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned. All revenue recognized to date under the Company’s collaborative agreements has been nonrefundable.

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

Milestones and Other Contingent Payments

The Company has adopted the milestone method. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (ii) the event can only be achieved; based in whole or in part on either the company’s performance or a specific outcome resulting from the company’s performance; and (iii) if achieved, the event would result in additional payments being due to the company.

The Company’s future research and development and license agreements may provide for payments to be paid to the Company upon the achievement of development milestones or success fees. Given the challenges inherent in developing biologic products, there may be substantial uncertainty as to whether any such milestones would be achieved at the time the agreements are executed. In addition, the Company will evaluate whether the development milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance; and (3) it is reasonable relative to all the deliverables and payment terms within the arrangement. If the Company considers the development milestones to be substantive, revenue related to such future milestone payments will be recognized as the Company achieves each milestone. The election to adopt the milestone method did not impact the Company’s financial position or results of operations as of and for the year ended December 31, 2012, or the three month period ended March 31, 2013, as the Company did not receive any milestone payments in those periods, and no milestones payments, as defined, are included in any of the Company’s existing collaboration agreements as of March 31, 2013.

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

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of March 31,
	2013	2012
Convertible preferred stock	—	10,657,072
Warrants to purchase common stock	38,997	72,792
Warrants to purchase preferred stock	—	38,997
Options to purchase common stock	1,050,061	964,123

	1,089,058	11,732,984

3. Investments

At March 31, 2013, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Money market funds	$70,029	$—	$70,029
U.S. government-backed securities	6,897	4	6,901

Total investments	$76,926	$4	$76,930

Reported as:
Cash and cash equivalents			$69,824
Marketable securities			6,901
Restricted cash			205

Total investments			$76,930

At December 31, 2012, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Money market funds	$5,923	$—	$5,923
U.S. government-backed securities	9,347	4	$9,351

Total investments	$15,270	$4	$15,274

Reported as:
Cash and cash equivalents			$5,718
Marketable securities			9,351
Restricted cash			205

Total investments			$15,274

No investments with gross unrealized losses were held at March 31, 2013 or December 31, 2012. There were no realized gains or losses recorded from the sale of marketable securities for the three months ended March 31, 2013.

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

	Fair Value Measurements as of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$70,029	$—	$—	$70,029
U.S. government-backed securities	—	6,901	—	6,901

Total investments	$70,029	$6,901	$—	$76,930

	Fair Value Measurements as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$5,923	$—	$—	$5,923
U.S. government-backed securities	—	9,351	—	9,351

Total investments	$5,923	$9,351	$—	$15,274

Convertible preferred stock warrant liabilites	$—	$—	$157	$157

The Company’s Level 2 investments include U.S. government-backed securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2013 is less than six months and all of these investments are rated by S&P and Moody’s at AAA or AA+.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible Preferred Stock Warrant Liabilites
(in thousands)
Balance at December 31, 2012	$157
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(157)

Balance at March 31, 2013	$—

The estimated fair value of the notes payable as of March 31, 2013, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

5. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into a loan and security agreement (the Agreement) with MidCap Financial, SBIC, LP (MidCap Financial), providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million may be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and the final tranche may be drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provided MidCap Financial a warrant to purchase shares of the Company’s Series E convertible preferred stock (Series E Preferred) equal to 4% of the amount drawn down under the facility divided by the Series E Preferred exercise price of $12.11 per share. The warrant expired upon the completion of the Company’s IPO.

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

In connection with the Agreement and the first tranche drawdown of $5 million in September 2012 and second tranche drawdown of $5 million in December 2012, the Company issued a warrant to MidCap Financial to purchase shares of the Company’s Series E Preferred. Contemporaneously with the issuance of the warrant, the Company recorded a debt discount of $79,000.

Debt issuance costs paid directly to MidCap Financial of $114,000 (financing fees) and the fair value of the warrant issued to MidCap Financial were treated as a discount on the debt and are being accreted using the interest method. Other debt issuance costs for legal fees are included in other assets in the accompanying consolidated balance sheet and are being amortized using the interest method. The accretion of the debt discount and amortization of other debt issuance costs are recorded as interest expense in the consolidated statements of comprehensive loss.

The Company recorded interest expense related to the borrowings of $262,000 for the three months ended March 31, 2013. Included in interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the three months ended March 31, 2013, the effective interest rate on the amounts borrowed under the Agreement, including the accretion of the debt discount and the accretion of the final payment, was 9.9%.

Future payments as of March 31, 2013 under the Agreement are as follows (in thousands):

Remainder of 2013	$1,035
2014	3,995
2015	3,699
2016	3,403

Total minimum payments	12,132
Less amount representing interest	(2,132)

Notes payable, gross	10,000
Discount on notes payable	(170)
Accretion of the final exit fee payment	31

9,861
Less current portion of notes payable	(811)

Long-term notes payable	$9,050

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

Revenue recognized under the Sanofi agreement was as follows:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Contract revenue:
Amortization of upfront fees	$—	$2,816
Reimbursement for development-related activities	16	202

Total contract revenue	$16	$3,018

8. Convertible Preferred Stock

As of December 31, 2012, convertible preferred stock balances were as follows:

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Amount
			(In thousands)	(In thousands)
Series A	1,527,611	428,922	$1,835	$2,200
Series B-1	3,425,152	961,720	4,726	4,932
Series B-2	14,811,323	4,119,759	21,039	21,128
Series C	6,944,450	1,949,874	19,905	20,000
Series D	11,385,196	3,196,755	35,673	37,002
Series E	22,058,823	1,672,300	18,845	20,250

	60,152,555	12,329,330	$102,023	$105,512

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company had classified the convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within its control. Upon the closing of the Company’s IPO in February 2013 due to certain anti-dilution provisions of the convertible preferred stock, 12,329,330 outstanding shares of convertible preferred stock were converted into 13,211,120 shares of common stock, and the related carrying value of $102.0 million was reclassified to additional paid-in capital. At March 31, 2013, no convertible preferred shares were authorized, issued or outstanding.

Warrants to Purchase Convertible Preferred Stock

Series B-2 Convertible Preferred Stock

In February 2013, in connection with the Company’s IPO, all outstanding warrants to purchase Series B-2 convertible preferred stock converted into warrants to purchase an aggregate of 38,997 shares of common stock at $5.13 per share. Such warrants will expire on October 31, 2015.

Series E Convertible Preferred Stock

The warrant to purchase shares of the Company’s Series E convertible preferred stock expired upon the closing of the Company’s IPO in February 2013.

9. Stock Plans and Stock-Based Compensation

2012 Equity Incentive Plan

As of March 31, 2013, under the 2012 Equity Incentive Plan, the Company may grant shares and/or options to purchase up to 2,109,789 shares of common stock to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Options generally vest over four years, expire 10 years from the date of grant, and become exercisable as they vest following the date of grant.

A summary of stock option activity for the three months ended March 31, 2013 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,030,795	$2.68
Granted	39,826	6.42
Forfeited	(20,560)	2.65

Outstanding at March 31, 2013	1,050,061	$2.83

Weighted-average fair value of options granted during the period		$3.42

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
General and administrative	$85	$9
Research and development	96	12

	$181	$21

At March 31, 2013, the Company had $2.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.2 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 29, 2013. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

•	KB003, a Humaneered® anti-GM-CSF monoclonal antibody that is being developed for the treatment of severe asthma inadequately controlled by corticosteroids; and

•	KB004, a Humaneered® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors.

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted to Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. As part of Sanofi’s clinical development plan for Pa VAP, Sanofi is conducting a Phase 1 clinical study in healthy volunteers to evaluate higher doses than those that we previously tested. We understand that the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study in late 2014 to determine the safety and efficacy of KB001-A in preventing Pa VAP and then based on results from their clinical trial Sanofi plans to conduct a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

We initiated a 180 patient randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections in January 2013. In August 2012, we initiated a 150 patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids. KB004 is in Phase 1 clinical testing for hematological malignancies. We believe the net proceeds from our initial public offering, together with our cash, cash equivalents, and marketable securities, and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012, will be sufficient to complete our KB001-A and KB003 Phase 2 clinical trials as currently projected. If the KB001-A or KB003 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of March 31, 2013, we had an accumulated deficit of $106.8 million. We have funded our operations primarily through private placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. As of March 31, 2012, we had cash, cash equivalents, and marketable securities of $76.9 million. On February 5, 2013, we closed our initial public offering of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of FDA approval of our drug candidates. Specifically, we have incurred, and we expect to continue to incur, substantial expenses in connection with our Phase 2 clinical trials for KB003 in severe asthma patients inadequately controlled by cortiscosteroids and for KB001-A in CF patients with chronic Pa infections. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In December 2012, our board of directors approved a 1-for-3.56147 reverse split of our issued and outstanding capital stock which became effective on January 15, 2013. Upon the effectiveness of the reverse stock split, (i) every 3.56147 shares of issued and outstanding common stock and convertible preferred stock was decreased to one share of common stock or convertible preferred stock, as applicable, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-3.56147 basis and the number of shares of convertible preferred stock into which each outstanding warrant is exercisable was proportionally decreased on a 1-for-3.56147 basis and, (iii) the exercise price of each outstanding option to purchase common stock and warrant to purchase convertible preferred stock was proportionately increased. All of the share numbers, share prices, exercise prices and other per share information have been adjusted within this Quarterly Report on Form 10-Q, on a retroactive basis, to reflect this 1-for-3.56147 reverse stock split

Critical Accounting Policies and Use of Estimates

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

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 29, 2013.

Results of Operations

General

We have not generated any net income from operations, except for the year ended December 31, 2007, during which we recognized a one-time license payment from Novartis. At March 31, 2013, we had an accumulated deficit of $106.8 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Internal research and development costs consist primarily of salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		For the Period from January 1, 2008 to March 31, 2013
	2013	2012
External costs:
KB001-A	$1,149	$543	$21,444
KB003	2,457	400	25,282
KB004	1,135	642	20,690
Internal costs	1,579	1,635	48,150

Total research and development	$6,320	$3,220	$115,566

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing our Phase 2 clinical trial for our KB003 severe asthma program, our Phase 2 clinical trial for our KB001-A CF program and our Phase 1 clinical trial for our KB004 oncology program. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the Phase 2 trial for KB001-A, the Phase 2 trial for KB003 and Phase 1 trial for KB004.

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

Comparison of Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		Variance
(in thousands)	2013	2012
Contract revenue	$16	$3,018	$(3,002)
Operating expenses:
Research and development	6,320	3,220	3,100
General and administrative	2,019	945	1,074

Loss from operations	(8,323)	(1,147)	(7,176)
Interest income (expense), net	(252)	6	(258)
Other income (expense), net	1	10	(9)

Net loss	$(8,574)	$(1,131)	$(7,443)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $3.0 million, from $3.0 million for the three months ended March 31, 2012 to $16,000 for the three months ended March 31, 2013. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $3.1 million, from $3.2 million for the three months ended March 31, 2012 to $6.3 million for the three months ended March 31, 2013. The increase was primarily attributed to a $2.7 million increase in spending for clinical trial expenses for our KB003 severe asthma program, increased spending for our KB001-A CF program, and KB004 program for hematological malignancies, as well as increased consulting expenses of $0.4 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and began enrollment in a Phase 2 clinical trial in CF patients with chronic Pa infections in the quarter ended March 31, 2013, and as a result, we expect these expenses to increase significantly.

General and administrative expenses increased $1.1 million, from $0.9 million for the three months ended March 31, 2013 to $2.0 million for the three months ended March 31, 2013 due to increases in legal, accounting and consulting fees of $0.7 million related to being a public reporting company and a $0.4 million increase in payroll related expenses.

Interest income (expense), net decreased $0.3 million for the three months ended March 31, 2013, primarily as a result of the interest expense related to our loan and security agreement entered into in September 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our IPO, private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis. On February 5, 2013, we closed our initial public offering of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. At March 31, 2013, we had cash and cash equivalents of $70.0 million and marketable securities of $6.9 million, totaling $76.9 million.

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

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	Ended March 31,
	2013	2012
Net cash used in operating activities	$(7,801)	$(3,446)
Net cash provided by investing activities	2,390	4,685
Net cash provided by financing activities	64,413	21

Net increase in cash and cash equivalents	$59,002	$1,260

Net cash used in operating activities was $7.8 million and $3.5 million for the three months ended March 31, 2013 and 2012, reflecting our net loss adjusted for noncash items. The increase relating to our increasing net loss was partially offset by changes in operating assets and liabilities including significant increases in accounts payable in 2013 attributed to development and clinical activities.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2013, primarily related to proceeds from maturities of investments. Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2012, primarily related to proceeds from maturities of investments, net of cash used for the purchase of investments.

Net cash provided by financing activities was $64.4 million and $21,000 for the three months ended March 31, 2013 and 2012, respectively. The cash provided by financing activities of $64.4 million in the 2013 period related to the net proceeds from our IPO. Cash provided by financing activities during the three months ended March 31, 2012, was due to cash proceeds from exercises of stock options.

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

Contractual Obligations and Commitments

As of March 31, 2013, there were no significant and material changes to our contractual obligations from those set forth in in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 29, 2013.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $15.1 million and $76.7 million as of December 31, 2012 and March 31, 2013, respectively

We are also exposed to market risk related to fluctuations in interest rates indexed to LIBOR, which determines the variable interest payments made on our notes payable. However, we do not believe we are subject to any material market risk exposure.

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

Managements’ Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012 and March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such dates, disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

Overview. Management did not perform an assessment regarding the effectiveness of internal control over financial reporting as of December 31, 2012 or March 31, 2013. As a newly public company management is not required to perform an assessment of internal control over financial reporting. Such an assessment will be initially required as of December 31, 2013. However, as of December 31, 2012 and March 31, 2013, a material weakness was identified in the design and operation of our internal control over financial reporting related to the controls over the completeness and accuracy of clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures.

Material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. As of December 31, 2012 and March 31, 2013, we did not maintain effective controls over the completeness and accuracy of our clinical trial expenses. Errors were identified in the analysis and preparation of our clinical trial expenses and related balance sheet accounts, including the failure to accrue expenses from third party contract research organizations (“CROs”). These control deficiencies resulted in the misstatement of clinical trial expenses in the fourth quarter of 2012 and certain previously reported periods. The correction of these errors resulted in adjustments to increase clinical trial expenses that were recorded in the fourth quarter ended December 31, 2012. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constitute a material weakness.

Notwithstanding the material weakness described above, we believe the Company’s financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered in this quarterly report.

Plan for Remediation of Material Weakness. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We have and are continuing to take significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures. We are strengthening our procedures over clinical trial accruals, including the verification of the costs incurred by our CROs. In addition, we are actively recruiting to hire additional finance staff and to continue to implement plans to enhance our reporting systems and procedures as well as provide for greater and more consistent oversight in the preparation of clinical trial expenses. We are strengthening and will continue to strengthen our internal controls over clinical trial expenses during the remainder of the year. We believe that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but we will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate.

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

Changes in Internal Control Over Financial Reporting

We are taking significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures. However, our remediation of these controls is not complete as of March 31, 2013. Other than the changes disclosed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Risk Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

As of March 31, 2013, we had an accumulated deficit of $106.8 million, and for the three months ended March 31, 2013, we incurred a net loss of $8.6 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007, including net losses of $23.5 million for the year ended December 31, 2012, and $2.2 million for the year ended December 31, 2011. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our lead product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, and we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of March 31, 2013, we had $76.9 million in cash, cash equivalents, and marketable securities. Our contract revenue for the three months ended March 31, 2013 was $16,000. We consumed a net $7.8 million of cash in operating activities during the three months ended March 31, 2013. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB003, as well as other corporate activities.

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

We have recently decided to focus on the intravenous formulation of KB001-A for CF rather than a subcutaneous formulation. There can be no assurance that an intravenous formulation will be successfully developed or, if it obtains regulatory approval, such formulation will be more commercially viable than a subcutaneous formulation.

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

Furthermore, the efficacy or safety data demonstrated with KB001 and KB002, the precursor molecules to KB001-A and KB003, respectively, may not be reproduced in KB001-A and KB003. Similarly, the subcutaneous formulation KB003 may not produce any efficacy observed with intravenous formulations. We may need to conduct additional preclinical and clinical testing to confirm such data in the successor molecules and reformulations. We are continuing further evaluations of the subcutaneous formulations for KB003 and have yet to reach the stage at which we will inform the FDA that we intend to switch the dosage form from an intravenous to a subcutaneous formulation. Also, our current development timelines are based on demonstrating to the FDA that KB001-A is comparable to KB001 and that data obtained with intravenous KB003 can be bridged to the development of a subcutaneous formulation. There can be no assurance that we will be successful in demonstrating this comparability to the FDA on our current timelines, or at all. In addition, we do not currently plan to test different dose levels of drug until we conduct our pivotal trials. Because we will be testing different dose levels as part of our pivotal trials, the trials will be larger than the standard pivotal trial. In addition, testing dose levels at a later stage in development increases the risk that we will not successfully identify a dose with an acceptable safety and efficacy profile.

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

PAP is a very uncommon lung disease which is associated with the presence of high concentrations of anti—GM-CSF antibody, but such antibodies alone may not be sufficient to cause disease. PAP is characterized by excessive accumulation of the normal alveolar lining fluid (surfactant) within the lung. The clinical course of PAP is variable, ranging from spontaneous remission to respiratory failure. The estimated incidence of the disorder is 0.36 per 1 million people per year. Although PAP is associated with anti-GM-CSF antibodies, it is unclear if these antibodies are the sole cause of surfactant accumulation. For example, blood donors and cancer patients who have measurable anti-GM-CSF antibodies do not develop signs or symptoms of PAP. Natural neutralizing anti-GM-CSF antibodies have been reported in 0.3% of healthy populations. While we believe the risk for development of PAP with KB003 is low, in the event that KB003 is linked to the development of PAP, we may need to delay, redesign, or terminate our clinical trials of KB003.

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

There are several companies treating Pa using antibiotics or alternative approaches. For example, Intercell AG in collaboration with Novartis has a prophylactic vaccine based on two Pa outer-membrane proteins in a Phase 2/3 clinical trial for the prevention of Pa infection in mechanically ventilated intensive care unit patients and Kenta Biotech Ltd. is conducting a Phase 2 trial for KBPA101, a monoclonal antibody against a specific Pa serotype. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for Pa to treat CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that potentiates the form of the defective protein that causes CF, was approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 3 clinical trials for CF.

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

We may not be able to successfully develop and manufacture a subcutaneous formulation of KB003.

We believe that we must develop a subcutaneous formulation of KB003 in order for such products to be commercially viable, if such product is approved. We are currently in the very early stages of developing a subcutaneous formulation and any pivotal study that we intend to rely on for purposes of seeking regulatory approval must be conducted using the formulation that we intend to commercialize. In addition, we will need to demonstrate to the FDA’s satisfaction that any subcutaneous formulation we develop may rely upon data derived from preclinical and clinical trials using our current intravenous formulation, and the FDA may require us to conduct additional testing or even repeat some of our earlier testing. There are no assurances that we will be able to successfully develop and manufacture a subcutaneous formulation for KB003, and even if we can, there is no guarantee that the FDA will accept this formulation. If we fail to develop and successfully manufacture a subcutaneous formulation for KB003, we may not be able to successfully commercialize the product.

We currently rely on third party manufacturers for the supply of KB003. However, we will need to identify a new drug product manufacturer for the further development of a subcutaneous formulation of KB003. Transitioning to a new manufacturer may result in significant expenses and devotion of our resources, and there is no guarantee that such manufacturer will be secured, or if secured, will be able to address our ongoing manufacturing needs for the subcutaneous formulation of KB003.

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

In addition, while our agreement with Sanofi remains in effect, neither we nor our affiliates may develop or commercialize any other anti-Pa antibody. This would apply to a future acquiror, except with respect to any anti—Pa antibody of the acquiror existing on the date of acquisition and developed thereafter.

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

We identified a material weakness in the operation of our internal controls over financial reporting as of December 31, 2012 and March 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness relates to the completeness and accuracy of clinical trial expenses. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2013, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, or if our independent registered public accounting firm issues an adverse opinion on internal control over financial reporting, investor confidence and our stock price could be adversely affected. Further, if material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to May 3, 2013, our stock had high and low sales prices in the range of $8.00 to $5.80 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this report and others such as:

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of May 3, 2013, we had 24,177,506 shares of common stock outstanding. Of these shares, 14,697,573 shares are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradable on July 30, 2013, subject to extension or reduction. Upon the expiration of these restrictions contained in these contractual lock-up agreements, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three—year period or (iv) December 31, 2017, the end of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement filed under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

As part of the our annual compensation cycle for 2013, the compensation committee of our board of directors, at its meeting on April 30, 2013, approved for our Chief Executive Officer, David W. Pritchard, an increase in annual base salary of $90,000 to $440,000 and an increase in target bonus from 40% to 50% of his base salary.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  KALOBIOS PHARMACEUTICALS, INC.

Date: May 14, 2013	By:	/s/ David W. Pritchard
David W. Pritchard President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Jeffrey H. Cooper
Jeffrey H. Cooper Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(2)	Warrant to Purchase Stock, by and between KaloBios Pharmceuticals, Inc. and MidCap Financial SBIC, LP, dated as of March 5, 2012.

10.1(2)	Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of March 5, 2012.

10.2(3)	2012 Equity Incentive Plan, effective upon effectiveness of this Registration Statement.

10.3(3)	Letter Agreement, dated July 5, 2012, by and between the Registrant and Jeffrey H. Cooper.

10.4(4)	Termination Agreement and Waiver, dated October 5, 2012, by and among KaloBios Pharmceuticals, Inc. and the other parties thereto.

31.1	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form 10-12G (File No. 000-54735), filed on June 12, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on March 7, 2012.
(3)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on August 7, 2012.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on October 12, 2012.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.