Form 10-Q
period 2013-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2013-08-19
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 24,219,456 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,474	$10,947
Marketable securities	44,176	9,351
Prepaid expenses and other current assets	2,001	958

Total current assets	65,651	21,256
Restricted cash	205	205
Property and equipment, net	168	230
Deferred offering costs	—	2,803
Other assets	168	45

Total assets	$66,192	$24,539

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,772	$2,448
Accrued compensation	481	628
Deferred rent, short-term	134	101
Accrued research and clinical liabilities	2,469	3,538
Notes payable, less current portion	1,587	—
Other accrued liabilities	332	502

Total current liabilities	8,775	7,217
Deferred rent, long-term	—	62
Notes payable, long-term	8,308	9,826
Other liabilities, long-term	—	355

Total liabilities	17,083	17,460
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.001 par value: no shares and 60,152,555 shares authorized at June 30, 2013, and December 31, 2012, respectively; no shares and 12,329,330 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively; aggregate liquidation preference of $105,512 at December 31, 2012	—	102,023
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 80,000,000 shares authorized at June 30, 2013, and December 31, 2012, respectively; 24,219,456 and 2,186,695 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	24	2
Additional paid-in capital	167,714	3,317
Accumulated other comprehensive income	21	4
Accumulated deficit	(118,650)	(98,267)

Total stockholders’ equity (deficit)	49,109	(94,944)

Total liabilities and stockholders’ equity (deficit)	$66,192	$24,539

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Contract revenue	$15	$2,992	$31	$6,011
Operating expenses:
Research and development	9,646	4,230	15,966	7,450
General and administrative	1,940	875	3,959	1,820

Total operating expenses	11,586	5,105	19,925	9,270

Loss from operations	(11,571)	(2,113)	(19,894)	(3,259)
Other income (expense):
Interest income (expense), net	(236)	12	(488)	19
Other income (expense), net	(2)	21	(1)	30

Net loss	(11,809)	(2,080)	(20,383)	(3,210)
Other comprehensive income:
Net unrealized gains on marketable securities	17	11	17	13

Comprehensive loss	$(11,792)	$(2,069)	$(20,366)	$(3,197)

Basic and diluted net loss per common share	$(0.49)	$(1.01)	$(1.02)	$(1.57)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	24,189,819	2,062,926	19,922,307	2,043,106

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities:
Net loss	$(20,383)	$(3,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	104
Amortization of intangible assets	—	56
Noncash interest expense	76	—
Amortization of premium on marketable securities	218	114
Stock based compensation expense	554	127
Gains on disposal of fixed assets	—	(146)
Change in fair value of preferred stock warrant liability	—	118
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,044)	(105)
Accounts payable	1,402	1,045
Accrued compensation	(146)	(347)
Deferred revenue	—	(5,630)
Accrued research and clinical liabilities	(1,069)	(576)
Other liabilities	(68)	(272)
Deferred rent	(29)	(14)

Net cash used in operating activities	(20,404)	(8,736)
Investing activities:
Proceeds from sale of property and equipment	—	170
Purchases of property and equipment	(23)	—
Purchase of marketable securities	(39,731)	(17,438)
Proceeds from maturities of marketable securities	4,705	14,255

Net cash used in investing activities	(35,049)	(3,013)
Financing activities:
Payments of deferred offering costs	—	(541)
Proceeds from issuances of Series E preferred stock, net	—	18,845
Proceeds from issuance of common stock	68	23
Proceeds from initial public offering, net of offering costs	63,912	—

Net cash provided by financing activities	63,980	18,327
Net increase in cash and cash equivalents	8,527	6,578
Cash and cash equivalents, beginning of period	10,947	3,338

Cash and cash equivalents, end of period	$19,474	$9,916

Supplemental cash flow disclosure:
Cash paid for interest	$453	$—
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$102,023	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$157	$—
Issuance of common stock warrants in connection with a loan amendment	$130	$—

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

The Company has incurred significant losses and had an accumulated deficit of $118.7 million as of June 30, 2013. The Company has financed its operations primarily through the sale of equity securities, debt financing, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to seek additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

Initial Public Offering

The Company closed its initial public offering (IPO) in February 2013, selling 8,750,000 shares of common stock. The IPO price was $8.00 per share. As a result of the IPO, the Company received gross proceeds of approximately $70.0 million, which resulted in net proceeds to the Company of approximately $61.5 million, after underwriting and other expenses of approximately $8.5 million (comprised of $4.9 million in underwriting discounts and commissions and $3.6 million in other offering expenses). In addition, in connection with the completion of the Company’s IPO, all outstanding convertible preferred stock converted into 13,211,120 shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the presentation of our consolidated financial position, comprehensive loss and cash flows for the periods presented. During the Company’s review of the second quarter research and development expenses and accruals, certain out-of-period costs primarily related to clinical trial and related expenses were identified. The cumulative adjustment for these out-of-period costs that the Company recorded in the quarter ended June 30, 2013 is $1.3 million. The Company analyzed and assessed the effect of these adjustments in the annual and interim periods in which they should have been recorded, as well as the effect that these errors had, both individually and in the aggregate, on the Company’s reported financial results during the annual and interim periods in which they occurred. This analysis also included their impact on disclosed financial trends and on the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the affected 2012 Annual Report on Form 10-K, and the first and second 2013 quarterly reports on Form 10-Q. Following this analysis and taking into account both quantitative and qualitative factors, the Company believes that the uncorrected out-of-period costs that are disclosed in the Company’s reports are not material to the respective periods in which the errors occurred. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The financial information filed is unaudited. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The information in this quarterly report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 29, 2013.

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

Concentration of Credit Risks and Other Uncertainties

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

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s cash equivalents and marketable securities are available for use in order the meet the Company’s liquidity needs within the next year and so are classified as short-term and available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

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

Convertible Preferred Stock Warrant Liabilities and Warrants

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

Upon the closing of the Company’s initial public offering (IPO) and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series B-2 preferred stock were converted into warrants to purchase shares of the Company’s common stock. The aggregate fair value of these warrants upon the closing of the IPO was $157,000 which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

The warrant to purchase shares of the Company’s Series E preferred stock expired upon the closing of the Company’s IPO in February 2013.

On June 19, 2013, the Company entered into an amendment (the Amendment) to a loan and security agreement (the Agreement) with MidCap Financial, SBIC, LP (MidCap Financial). In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date.

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

Research and Development Services

Internal and external research and development costs incurred in connection with collaboration agreements are recognized as revenue in the same period as the costs are incurred and have been presented on a gross basis because the Company acts as a principal, has the discretion to choose suppliers, bears credit risk, and performs at least part of the services.

Milestones and Other Contingent Payments

The Company has adopted the milestone method as described in FASB ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (ii) the event can only be achieved; based in whole or in part on either the company’s performance or a specific outcome resulting from the company’s performance; and (iii) if achieved, the event would result in additional payments being due to the company.

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

Comprehensive Loss

Comprehensive loss includes the net loss and all changes in stockholders’ deficit during a period, except for those changes resulting from investments by stockholders or distributions to stockholders. Other comprehensive income consists solely of unrealized gains on marketable securities.

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

The Company’s potential dilutive securities, which include convertible preferred stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of June 30,
	2013	2012
Convertible preferred stock	—	12,329,330
Warrants to purchase common stock	88,545	—
Warrants to purchase preferred stock	—	38,997
Options to purchase common stock	1,720,637	945,942

	1,809,182	13,314,269

3. Investments

At June 30, 2013, the amortized cost and fair value of investments, with gross unrealized gains (losses), were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains (losses)	Fair Value
Money market funds	$18,563	$—	$18,563
Federal agency securities	24,312	(4)	24,308
Commercial Paper	17,717	27	17,744
Corporate debt securities	2,126	(2)	2,124

Total investments	$62,718	$21	$62,739

Reported as:
Cash and cash equivalents			$18,358
Marketable securities			44,176
Restricted cash			205

Total investments			$62,739

At December 31, 2012, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Money market funds	$5,923	$—	$5,923
Federal agency securities	9,347	4	9,351

Total investments	$15,270	$4	$15,274

Reported as:
Cash and cash equivalents			$5,718
Marketable securities			9,351
Restricted cash			205

Total investments			$15,274

There were no realized gains or losses recorded from the sale of marketable securities for the three and six months ended June 30, 2013.

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

	Fair Value Measurements as of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$18,563	$—	$—	$18,563
Federal agency securities	—	24,308	—	24,308
Commercial Paper	—	17,744	—	17,744
Corporate debt securities	—	2,124	—	2,124

Total investments	$18,563	$44,176	$—	$62,739

	Fair Value Measurements as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$5,923	$—	$—	$5,923
Federal agency securities	—	9,351	—	9,351

Total investments	$5,923	$9,351	$—	$15,274

Convertible preferred stock warrant liabilites	$—	$—	$157	$157

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper, and corporate securities that ) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2013 is less than six months and all of these investments are rated by S&P and Moody’s at AAA or AA+

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible Preferred Stock Warrant Liabilites
(in thousands)
Balance at December 31, 2012	$157
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(157)

Balance at June 30, 2013	$—

The estimated fair value of the notes payable as of June 30, 2013, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

5. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into the Agreement with MidCap Financial, providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million may be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and, prior to the amendment described below, the final tranche could have been drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months until December 31, 2016. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provided MidCap Financial a warrant to purchase shares of the Company’s Series E convertible preferred stock (Series E Preferred) equal to 4% of the amount drawn down under the facility divided by the Series E Preferred exercise price of $12.11 per share. The warrant expired upon the completion of the Company’s IPO.

The Company has the right to prepay all or a portion of the borrowed amounts under the Agreement; however, if the Company exercises this option, the Company must pay a prepayment fee determined by multiplying the outstanding loan amount by 5% if the prepayment occurs on or before December 31, 2014, 2% if the prepayment occurs in 2015 and 1% if the prepayment occurs in the final year. In the event of default, upon which all amounts borrowed become immediately due and payable, the Company will be subject to the prepayment fee. An event of default includes, but is not limited to, an occurrence such as a payment default, a material adverse change, insolvency, or a change of control.

In connection with the Agreement and the first tranche draw down of $5 million in September 2012 and second tranche draw down of $5 million in December 2012, the Company issued a warrant to MidCap Financial to purchase shares of the Company’s Series E Preferred. Contemporaneously with the issuance of the warrant, the Company recorded a debt discount of $79,000.

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

In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. The warrants issued to Midcap Financial had a initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock.

The Company recorded interest expense related to the borrowings of $529,000 for the six months ended June 30, 2013. Included in interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the six months ended June 30, 2013, the effective interest rate on the amounts borrowed under the Agreement, including the accretion of the debt discount and the accretion of the final payment, was 10%.

Future payments as of June 30, 2013 for balances outstanding under the Agreement are as follows (in thousands):

Remainder of 2013	$805
2014	3,995
2015	3,699
2016	3,403

Total minimum payments	11,902
Less amount representing interest	(1,902)

Notes payable, gross	10,000
Discount on notes payable	(153)
Accretion of the final exit fee payment	48

9,895
Less short-term portion of notes payable	(1,587)

Long-term notes payable	$8,308

6. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi’s performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retains responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis on pre-negotiated terms, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial of KB001-A in Pa-infected patients with CF.

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

Revenue recognized under the Sanofi agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Contract revenue:
Amortization of upfront fees	$—	$2,815	$—	$5,630
Reimbursement for development-related activities	15	177	31	381

Total contract revenue	$15	$2,992	$31	$6,011

7. Warrants to Purchase Common Stock

On June 19, 2013, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. The Company will classify the initial value of the warrants in equity and be included in other assets in the accompanying consolidated balance sheet and are being amortized over the remaining term of the debt using the effective interest method.

Warrants to purchase an aggregate of 38,997 shares of common stock at $5.13 per share will expire on October 31, 2015.

8. Stock Plans and Stock-Based Compensation

2012 Equity Incentive Plan

As of June 30, 2013, under the 2012 Equity Incentive Plan, the Company may grant additional shares and/or options to purchase up to 1,476,908 shares of common stock to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Options generally vest over four years, expire 10 years from the date of grant, and become exercisable as they vest following the date of grant.

A summary of stock option activity for the six months ended June 30, 2013 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,030,795	$2.68
Granted	810,326	5.98
Exercised	(71,641)	0.97
Cancelled	(48,843)	2.82

Outstanding at June 30, 2013	1,720,637	$4.30

Weighted-average fair value of options granted during the period		$3.22

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
General and administrative	$174	$60	$259	$69
Research and development	199	46	295	58

	$373	$106	$554	$127

At June 30, 2013, the Company had $3.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.9 years.

9. Commitments and Contingencies

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

10. Subsequent Events

On May 21, 2013, the Company entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of July 2, 2013, the Company had a commitment for services of approximately $3.0 million with the third party.

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

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient-targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates at the clinical development stage are:

•

KB003, a Humaneered® anti-granulocyte macrophage colony-stimulating factor (anti-GM-CSF) monoclonal antibody that is being developed for the treatment of severe asthma inadequately controlled by corticosteroids;

•

KB001-A, a Humaneered®, PEGylated, anti-PcrV modified antibody fragment (Fab’) antibody that is being developed for the prevention and treatment of Pa infections in mechanically ventilated patients and CF patients with chronic Pa infections; and

•	KB004, a Humaneered® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors.

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted to Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. As part of Sanofi’s clinical development plan for Pa ventilator associated pneumonia (VAP), Sanofi has conducted a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. We understand that, if deemed successful, the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study to begin in late 2014 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Based on results from this clinical trial, Sanofi plans to conduct a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

We initiated a 180 patient randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections in January 2013. In August 2012, we initiated a 150 patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids. KB004 is in Phase 1 clinical testing for hematological malignancies. We believe our available capital and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A or KB003 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of June 30, 2013, we had an accumulated deficit of $118.7 million. We have funded our operations primarily through private placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. As of June 30, 2013, we had cash, cash equivalents, and marketable securities of $63.7 million. On February 5, 2013, we closed our initial public offering of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred, and we expect to continue to incur, substantial expenses in connection with our Phase 2 clinical trials for KB003 in severe asthma patients inadequately controlled by corticosteroids and for KB001-A in CF patients with chronic Pa infections. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 29, 2013.

Results of Operations

General

We have not generated any net income from operations, except for the year ended December 31, 2007, during which we recognized a one-time license payment from Novartis. At June 30, 2013, we had an accumulated deficit of $118.7 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Internal research and development costs consist primarily of salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, and overhead expenses such as rent and utilities. Internal costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and six months ended June 30, 2013 and 2012 and for the period from January1, 2008 to June 30, 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from January 1, 2008 to June 30, 2013
	2013	2012	2013	2012
External costs:
KB001-A	$2,150	$425	$3,299	$968	$23,594
KB003	3,398	1,159	5,855	1,559	28,680
KB004	1,190	1,118	2,325	1,760	21,880
Internal costs	2,908	1,528	4,487	3,163	51,058

Total research and development	$9,646	$4,230	$15,966	$7,450	$125,212

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

During our review of the second quarter research and development expenses and accruals, we identified certain out-of-period costs primarily related to clinical trial and related expenses. The cumulative adjustment for these out-of-period costs that we recorded in the quarter ended June 30, 2013 is $1.3 million. We analyzed and assessed the effect of these adjustments in the annual and interim periods in which they should have been recorded, as well as the effect that these errors had, both individually and in the aggregate, on our reported financial results during the annual and interim periods in which they occurred. This analysis also included their impact on disclosed financial trends and on our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the affected 2012 Annual Report on Form 10-K, and the first and second 2013 quarterly reports on Form 10-Q. Following this analysis and taking into account both quantitative and qualitative factors, we believe that the uncorrected out-of-period costs that we disclosed in our reports are not material to the respective periods in which the errors occurred.

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

Comparison of Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Variance
(in thousands)	2013	2012
Contract revenue	$15	$2,992	$(2,977)
Operating expenses:
Research and development	9,646	4,230	5,416
General and administrative	1,940	875	1,065

Loss from operations	(11,571)	(2,113)	(9,458)
Interest income (expense), net	(236)	12	(248)
Other income (expense), net	(2)	21	(23)

Net loss	$(11,809)	$(2,080)	$(9,729)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $3.0 million, from $3.0 million for the three months ended June 30, 2012 to $15,000 for the three months ended June 30, 2013. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid-2012. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $5.4 million, from $4.2 million for the three months ended June 30, 2012 to $9.6 million for the three months ended June 30, 2013. The increase was primarily attributed to a $4.4 million increase in spending for clinical trial expenses for our KB003 severe asthma program, increased spending for our KB001-A CF program, and KB004 program for hematological malignancies. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and began enrollment in a Phase 2 clinical trial in CF patients with chronic Pa infections in the quarter ended March 31, 2013, and as a result, we expect these expenses to increase significantly. We also had an increase in personnel and consulting expenses of $1.0 million due to increased headcount.

General and administrative expenses increased $1.1 million, from $0.8 million for the three months ended June 30, 2012 to $1.9 million for the three months ended June 30, 2013 due to increases $0.6 million increase in payroll related expenses and $0.5 million increase in legal, accounting and consulting fees related to being a public company.

Interest income (expense), net decreased $0.2 million for the three months ended June 30, 2013, primarily as a result of the interest expense related to our loan and security agreement entered into in September 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		Variance
(In thousands)	2013	2012
Contract revenue	$31	$6,011	$(5,980)
Operating expenses:
Research and development	15,966	7,450	8,516
General and administrative	3,959	1,820	2,139

Loss from operations	(19,894)	(3,259)	(16,635)
Interest income (expense), net	(488)	19	(507)
Other income (expense), net	(1)	30	(31)

Net loss	$(20,383)	$(3,210)	$(17,173)

Contract revenue in each period is related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $6.0 million, from $6.0 million for the six months ended June 30, 2012 to $31,000 for the six months ended June 30, 2013. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $8.5 million, from $7.5 million for the six months ended June 30, 2012 to $16.0 million for the six months ended June 30, 2013. The increase was primarily attributed to a $6.9 million increase in spending for clinical trial expenses for our KB003 severe asthma program, increased spending for our KB001-A CF program, and KB004 program for hematological malignancies, as well as increased personnel and consulting expenses of $1.6 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and began enrollment in a Phase 2 clinical trial in CF patients with chronic Pa infections in the quarter ended March 31, 2013, and as a result, we expect these expenses to increase significantly.

General and administrative expenses increased $2.1 million, from $1.8 million for the six months ended June 30, 2012 to $4.0 million for the three months ended June 30, 2013 due to increases in personnel related expense of $0.8 million, as well as an increase in legal, accounting and consulting fees of $1.1 million related to being a public reporting company.

Interest income (expense), net decreased $0.5 million for the six months ended June 30, 2013, primarily as a result of the interest expense related to our loan and security agreement entered into in September 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our initial public offering (IPO), private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis. At June 30, 2013, we had cash and cash equivalents of $19.5 million and marketable securities of $44.2 million, totaling $63.7 million.

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

We believe our available capital and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A or KB003 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our products and fund operations. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from our current or any future loan and security agreement; and

•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(20,404)	$(8,736)
Net cash used in investing activities	(35,049)	(3,013)
Net cash provided by financing activities	63,980	18,327

Net increase in cash and cash equivalents	$8,527	$6,578

Net cash used in operating activities was $20.4 million and $8.7 million for the six months ended June 30, 2013 and 2012, reflecting our net loss adjusted for noncash items. The increase relates to our increasing net loss which was partially offset by changes in operating assets and liabilities including increases in accounts payable in the six months ended June 30, 2013 attributed to development and clinical activities.

Net cash used in investing activities was $35.0 million for the six months ended June 30, 2013, primarily related to purchases of marketable securities offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $3.0 million for the six months ended June 30, 2012, primarily related to purchase of marketable securities, net of cash proceeds from maturities of marketable securities.

Net cash provided by financing activities was $64.0 million and $18.3 million for the six months ended June 30, 2013 and 2012, respectively. The cash provided by financing activities of $64.0 million in the 2013 period primarily related to the net proceeds from our IPO. Cash provided by financing activities during the six months ended June 30, 2012, was related to the proceeds from the issuance of Series E preferred stock in May and June 2012 that generated net proceeds of $18.8 million, partially offset by deferred offering costs of $0.5 million.

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

Contractual Obligations and Commitments

On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of July 2, 2013, we had a commitment for services of approximately $3.0 million with the third party.

On June 19 2013, we amended our loan and security agreement with MidCap Financial to extend the draw down date for the final tranche of $5.0 million from June 2013 to no later than May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $15.1 million and $62.7 million as of December 31, 2012 and June 30, 2013, respectively

We are also exposed to market risk related to fluctuations in interest rates indexed to LIBOR, which determines the variable interest payments made on our notes payable. However, we do not believe we are subject to any material market risk exposure.

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

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012 and June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such dates, disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

Overview. Management did not perform an assessment regarding the effectiveness of internal control over financial reporting as of December 31, 2012 or June 30, 2013. As a newly public company management is not required to perform an assessment of internal control over financial reporting. Such an assessment will be initially required as of December 31, 2013. However, as of December 31, 2012 and June 30, 2013, a material weakness was identified in the design and operation of our internal control over financial reporting related to the controls over the completeness and accuracy of clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures.

Material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. As of December 31, 2012 and June 30, 2013, we did not maintain effective controls over the completeness and accuracy of our clinical trial expenses. Errors were identified in the analysis and preparation of our clinical trial expenses and related balance sheet accounts, including the failure to accrue expenses from third party contract research organizations (“CROs”). These control deficiencies resulted in the misstatement of clinical trial expenses in the fourth quarter of 2012 and certain previously reported periods. The correction of these errors resulted in adjustments to increase clinical trial expenses that were recorded in the fourth quarter ended December 31, 2012. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constituted a material weakness.

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

Plan for Remediation of Material Weakness. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We have and are continuing to take significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures. We are strengthening our procedures over clinical trial accruals, including the testing of operating expense cutoff and the verification and accuracy of the costs incurred by our CROs and related service providers. In addition, we are actively recruiting to hire additional finance staff and continue to implement plans to enhance our reporting systems and procedures as well as provide for greater and more consistent oversight in the recording of clinical trial expenses. We have strengthened and will continue to strengthen our internal controls over clinical trial expenses during the remainder of the year. We believe that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but we will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate.

We are in the process of implementing a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as provided under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2013, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and, if that were to occur, investor confidence and our stock price could be adversely affected.

Changes in Internal Control Over Financial Reporting

We are taking significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures. However, our remediation of these controls is not complete as of June 30, 2013. Other than the changes disclosed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Risk Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

As of June 30, 2013, we had an accumulated deficit of $118.7 million, and for the six months ended June 30, 2013, we incurred a net loss of $20.4 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007, including net losses of $23.5 million for the year ended December 31, 2012, and $2.2 million for the year ended December 31, 2011. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our lead product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of June 30, 2013, we had $63.7 million in cash, cash equivalents, and marketable securities. Our contract revenue for the six months ended June 30, 2013 was $31,000. We consumed a net $20.4 million of cash in operating activities during the six months ended June 30, 2013. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB003, as well as other corporate activities.

Our spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not and do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to draw funds from our present and any future loan and security agreement; and

•	the costs associated with being a public company.

Since our inception, we have been financing our operations primarily through private placements of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis), a licensee of our Humaneered® technology. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit, or other sources. We believe our cash on hand, together with the net proceeds received from our recently completed initial public offering and our access to funds through our existing credit facility, will be sufficient to fund our operations for at least the next 12 months. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will require substantial additional capital to support clinical trials, regulatory approvals, and, if approved, the potential commercialization of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, or at all.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves on less than favorable terms, if at all.

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

We commenced our first clinical trial in 2006, and we have a limited operating history developing clinical-stage antibodies upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance and favorable reimbursement status for our product candidates.

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

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Sanofi, or any of our future development partners from commercializing our product candidates.

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

Furthermore, the efficacy or safety data demonstrated with KB001 and KB002, the precursor molecules to KB001-A and KB003, respectively, may not be reproduced in KB001-A and KB003. Similarly, the subcutaneous formulation of KB003 may not produce any efficacy observed with intravenous formulations. We may need to conduct additional preclinical and clinical testing to confirm such data in the successor molecules and reformulations. We are continuing further evaluations of the subcutaneous formulations for KB003 and have yet to reach the stage at which we will inform the FDA that we intend to switch the dosage form from an intravenous to a subcutaneous formulation. Also, our current development timelines are based on demonstrating to the FDA that KB001-A is comparable to KB001 and that data obtained with intravenous KB003 can be bridged to the development of a subcutaneous formulation. There can be no assurance that we will be successful in demonstrating this comparability to the FDA on our current timelines, or at all. In addition, we do not currently plan to test different dose levels of drug until we conduct our pivotal trials. Because we will be testing different dose levels as part of our pivotal trials, the trials will be larger than the standard pivotal trial. In addition, testing dose levels at a later stage in development increases the risk that we will not successfully identify a dose with an acceptable safety and efficacy profile.

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

We have and may continue to experience delays in commencing or conducting our clinical trials or in receiving data from third parties or in the completion of clinical testing, which could result in increased costs to us and delay our ability to generate product candidate revenue.

Before we can initiate clinical trials in the United States for our product candidates, we are required to submit the results of preclinical testing to the FDA as part of an Investigational New Drug (IND) application, along with other information including information about )product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We rely in part on preclinical, clinical, and quality data generated by Sanofi and other third parties for regulatory submissions for KB001-A. If Sanofi does not make timely regulatory submissions for KB001-A, it will delay our plans for our clinical trials for CF. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

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

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. For example, we recently announced that enrollment in our Phase 2 trial of KB001-A has been slower than expected, which will cause a delay in our targeted announcement of the results of that trial. In addition, clinical trials will take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

Any delays in the commencement of our clinical trials, including any delays by Sanofi attributed to terminating or switching any subcontractors for the manufacture of the KB001-A drug substance, may delay our ability to pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial. If we, Sanofi, or any of our future development partners experience delays in the completion of, or if we, Sanofi, or any of our future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

If we pursue development of a companion diagnostic intended to identify patients who are likely to benefit from KB004, failure to obtain approval for the diagnostic may prevent or delay approval of KB004.

We are in the initial phases of developing an in vitro companion diagnostic which may be either in kit form, or a laboratory-based test, which is intended to identify patients who are likely to derive the most benefit from KB004. If we are able to develop this companion diagnostic, we intend to amend our Phase 1 protocol prior to initiating the expansion phase to include EphA3 positive status as an inclusion criterion.

The FDA regulates companion diagnostics such as the one we are developing as medical devices. FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, efficacy, storage, record-keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of medical devices. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and efficacy. In July 2011, the FDA issued a draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic product until it is ready to approve or clear the in vitro companion diagnostic device. While this guidance is still in draft form, we believe that it states the FDA’s current position, and it is possible that KB004 may not be approved until the FDA has sufficient information to also approve or clear our companion device. Moreover, the FDA’s expectations for in vitro companion diagnostics are evolving and some aspects of the FDA’s regulatory approach remain unclear. The FDA’s developing expectations will affect, among other things, the development, testing and review of any in vitro companion diagnostics.

Because our companion diagnostic candidate is at an early stage of development, and because we have not yet decided whether to pursue a reference lab-based test or a kit, we have yet to seek a meeting with the FDA to discuss our companion diagnostic test in development. We therefore do not yet know what the FDA will require for this test. We may not be able to develop or obtain approval or clearance for the companion diagnostic, and any delay or failure to obtain regulatory approval or clearance could delay development or prevent approval of KB004.

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

There are several companies treating Pa using antibiotics or alternative approaches. For example, Insmed is developing an inhaled formulation of amikacin, Arikace, for the treatment of Pa infection in CF. Intercell AG in collaboration with Novartis has a prophylactic vaccine based on two Pa outer-membrane proteins in a Phase 2/3 clinical trial for the prevention of Pa infection in mechanically ventilated intensive care unit patients and Kenta Biotech Ltd. is conducting a Phase 2 trial for KBPA101, a monoclonal antibody against a specific Pa serotype. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for Pa to treat CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that helps improve the function of a defective protein that causes CF, was approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 3 clinical trials for CF.

Several companies are also working on anti-GM-CSF antibodies: Morphosys recently announced a partnership with GlaxoSmith Kline and are likely pursuing rheumatoid arthritis (RA) clinically and are also conducting a Phase 1 trial in multiple sclerosis (MS); Micromet (now part of Amgen) has partnered with Nycomed (now part of Takeda) in a Phase 1 trial in RA; and MedImmune is conducting multiple Phase 2 trials in RA with an antibody against the GM-CSF receptor. Although we are no longer pursuing the RA indication, these competitors could nonetheless affect our market for an anti-GM-CSF antibody for severe asthma. Many companies are developing drugs for asthma. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair®, which is co-developed by Genentech and Novartis, is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. Genentech (Roche), MedImmune, Novartis and Pfizer each has an anti-IL-13 antibody program in Phase 2 or Phase 3 testing for asthma. Other monoclonal antibodies in development target cytokines such as IL-4, IL-5, and IL-9 or their receptors. Although these drugs function differently, if successfully developed these drugs will compete in the asthma market.

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

We currently rely on third party manufacturers for the supply of KB003. However, we will need to identify a new drug product manufacturer for the further development of a subcutaneous formulation of KB003. We have recently entered into an agreement with a manufacturer for the supply of KB003 for our clinical trials. Transitioning to a new manufacturer may result in significant expenses and devotion of our resources, and there is no guarantee that such manufacturer will be secured, or if secured, will be able to address our ongoing manufacturing needs for the subcutaneous formulation of KB003.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of our product candidates to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only to limited levels or with restrictions, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved.

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

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of the members of our senior management, in particular David W. Pritchard, our president and chief executive officer, and Nestor A. Molfino, chief medical officer. The loss of such individuals or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

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

As with any business, we are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

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

In September 2012, we entered into a loan and security agreement with MidCap Financial and drew down $5.0 million under the facility. In December 2012, we drew down an additional $5.0 million under the facility. The final draw down of $5.0 million is required before May 2014. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

The False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate the FCA or anti-kickback or related laws, then our revenue could be adversely affected, which would likely harm our business, financial condition, and results of operations.

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

We are completely dependent on our development partner or third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. If these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

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

In addition to our current development partnership with Sanofi, a part of our strategy is to enter into additional development partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because, among other reasons, our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we may not have adquequate resources to devote to the substantial costs of enforcing intellectual property rights in affected jurisdictions. Any failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

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

We identified a material weakness in the operation of our internal controls over financial reporting as of December 31, 2012 and June 30, 2013. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness relates to the completeness and accuracy of clinical trial expenses. In addition, during our review of the second quarter research and development expenses and accruals, we identified certain out of period costs primarily related to clinical trial and related expenses. The cumulative impact of these out of period adjustments that we recorded in the second quarter of 2013 was $1.3 million, which amount we determined not to be material. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2013, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, or if our independent registered public accounting firm issues an adverse opinion on internal control over financial reporting, investor confidence and our stock price could be adversely affected. Further, if material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to August 2, 2013, our stock had high and low sales prices in the range of $8.25 to $4.81 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this report and others such as:

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

Prior to our initial public offering which was completed in February 2013, there was no public market for our common stock. An active trading market may not develop following our initial public offering or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of June 30, 2013, we had 24,219,456 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 13,408,735 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates.

We also registered 3,205,899 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to any vesting restriction or Rule 144 transfer restrictions applicable to affiliates.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 62% of our common stock as of June 30, 2013. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As a newly public company, our stock price may be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has sometimes been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Unregistered Sales of Equity Securities

On June 19, 2013, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. No underwriters were involved in the foregoing warrant issuance. The Company issued the warrant in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

As part of our annual compensation cycle for 2013, the compensation committee of our board of directors, at its meeting on April 30, 2013, approved for our Chief Executive Officer, David W. Pritchard, an increase in annual base salary of $90,000 to $440,000 and an increase in target bonus from 40% to 50% of his base salary.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: August 19, 2013	By:	/s/ David W. Pritchard
David W. Pritchard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Jeffrey H. Cooper
Jeffrey H. Cooper
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Warrant to Purchase Stock, by and between KaloBios Pharmceuticals, Inc. and MidCap Financial SBIC, LP, dated as of June 19, 2013.

10.1(3)	Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.2(2)	Amendment No. One to Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of June 19, 2013.

31.1	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-184299), filed on January 15, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on September 7, 2012.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.