Form 10-Q
period 2013-09-30
KALOBIOS PHARMACEUTICALS INC
filed 2013-11-12
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 32,921,962 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,297	$10,947
Marketable securities	31,644	9,351
Prepaid expenses and other current assets	1,863	958
Restricted cash	205	—

Total current assets	57,009	21,256
Restricted cash	—	205
Property and equipment, net	375	230
Deferred offering costs	397	2,803
Other assets	156	45

Total assets	$57,937	$24,539

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,988	$2,448
Accrued compensation	862	628
Deferred rent, short-term	240	101
Accrued research and clinical liabilities	4,138	3,538
Notes payable, short-term	2,383	—
Other accrued liabilities	463	502

Total current liabilities	12,074	7,217
Deferred rent, long-term	—	62
Notes payable, long-term	7,549	9,826
Other liabilities, long-term	—	355

Total liabilities	19,623	17,460
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value: no shares and 60,152,555 shares authorized at September 30, 2013, and December 31, 2012, respectively; no shares and 12,329,330 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively; aggregate liquidation preference of $105,512 at December 31, 2012	—	102,023
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 47,500,000 shares and 80,000,000 shares authorized at September 30, 2013, and December 31, 2012, respectively; 24,296,962 and 2,186,695 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	24	2
Additional paid-in capital	168,255	3,317
Accumulated other comprehensive income	14	4
Accumulated deficit	(129,979)	(98,267)

Total stockholders’ equity (deficit)	38,314	(94,944)

Total liabilities and stockholders’ equity (deficit)	$57,937	$24,539

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Contract revenue	$9	$69	$40	$6,080
Operating expenses:
Research and development	8,995	6,788	24,961	14,238
General and administrative	2,101	1,572	6,060	3,392

Total operating expenses	11,096	8,360	31,021	17,630

Loss from operations	(11,087)	(8,291)	(30,981)	(11,550)
Other income (expense):
Interest expense	(278)	(40)	(807)	(40)
Interest and other income (expense), net	36	(271)	76	(222)

Net loss	(11,329)	(8,602)	(31,712)	(11,812)
Other comprehensive income:
Net unrealized gains (losses) on marketable securities	(7)	—	10	12

Comprehensive loss	$(11,336)	$(8,602)	$(31,702)	$(11,800)

Basic and diluted net loss per common share	$(0.47)	$(4.05)	$(1.48)	$(5.71)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	24,263,745	2,124,280	21,385,478	2,070,055

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities:
Net loss	$(31,712)	$(11,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	147
Amortization of intangible assets	—	83
Noncash interest expense	125	9
Amortization of premium on marketable securities	347	172
Stock based compensation expense	1,008	616
Gains on disposal of fixed assets	—	(146)
Change in fair value of preferred stock warrant liability	—	388
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(906)	(200)
Accounts payable	1,419	1,817
Accrued compensation	234	(430)
Deferred revenue	—	(5,630)
Accrued research and clinical liabilities	601	(289)
Other liabilities	(106)	(39)
Deferred rent	77	(34)

Net cash used in operating activities	(28,723)	(15,348)
Investing activities:
Proceeds from sale of property and equipment	—	170
Purchases of property and equipment	(335)	—
Purchase of marketable securities	(46,351)	(23,652)
Proceeds from maturities and sales of marketable securities	23,721	19,680

Net cash used in investing activities	(22,965)	(3,802)
Financing activities:
Payments of deferred offering costs	(29)	(1,510)
Proceeds from issuance of debt	—	4,840
Proceeds from issuances of Series E preferred stock, net	—	18,845
Proceeds from issuance of common stock	155	54
Proceeds from initial public offering, net of offering costs	63,912	—

Net cash provided by financing activities	64,038	22,229
Net increase in cash and cash equivalents	12,350	3,079
Cash and cash equivalents, beginning of period	10,947	3,338

Cash and cash equivalents, end of period	$23,297	$6,417

Supplemental cash flow disclosure:
Cash paid for interest	$663	$—
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$102,023	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$157	$—
Issuance of common stock warrants in connection with a loan amendment	$130	$—
Issuance of preferred stock warrant issued with note payable	$—	$79

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

The Company has incurred significant losses and had an accumulated deficit of $130.0 million as of September 30, 2013. The Company has financed its operations primarily through the sale of equity securities, debt financing, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to seek additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

Initial Public Offering and October Offering of Common Stock

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

The Company closed an equity public offering in October, 2013, selling 8,625,000 shares of common stock. The offering price was $4.00 per share. As a result of the offering , the Company received gross proceeds of $34.5 million, including the exercise of the overallotment option by the Underwriters, which resulted in net proceeds of approximately $32.0 million, after underwriting and other expenses of approximately $2.5 million (comprised of $2.1 million in underwriting discounts and commissions and $0.4 million in other expenses).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the presentation of our consolidated financial position, comprehensive loss and cash flows for the periods presented. During the Company’s review of the second quarter of 2013 research and development expenses and accruals, certain out-of-period costs primarily related to clinical trial and related expenses were identified. The cumulative adjustment for these out-of-period costs that the Company recorded in the quarter ended June 30, 2013 is $1.3 million. The Company analyzed and assessed the effect of these adjustments in the annual and interim periods in which they should have been recorded, as well as the effect that these errors had, both individually and in the aggregate, on the Company’s reported financial results during the annual and interim periods in which they occurred. This analysis also included their impact on disclosed financial trends and on the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the affected 2012 Annual Report on Form 10-K, and the first and second 2013 quarterly reports on Form 10-Q. Following this analysis and taking into account both quantitative and qualitative factors, the Company believes that the uncorrected out-of-period costs that are disclosed in the Company’s reports are not material to the respective periods in which the errors occurred. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company’s cash equivalents and marketable securities are available for use in order to meet the Company’s liquidity needs within the next year and so are classified as short-term and available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

Deferred Offering Costs

Deferred offering costs included in the balance sheet as of September 30, 2013 and December 31, 2012, consists of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statements on Form 10-12G , Form S-1, and Form S-3 associated with the Company’s offerings as described above. As of September 30, 2013 and December 31, 2012, the Company had capitalized $0.4 million and $2.8 million of deferred offering costs, respectively, on the consolidated balance sheets. The deferred offering costs were offset against the proceeds from the October offering and IPO in October 2013 and February 2013, respectively.

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

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are re-measured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting is affected each reporting period by changes in the fair value of the Company’s common stock.

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

	As of September 30,
	2013	2012
Convertible preferred stock	—	12,329,381
Warrants to purchase common stock	88,545	—
Warrants to purchase preferred stock	—	55,514
Options to purchase common stock	1,840,499	1,057,518

	1,929,044	13,442,413

3. Investments

At September 30, 2013, the amortized cost and fair value of investments, with gross unrealized gains (losses), were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Money market funds	$22,831	$—	$22,831
Federal agency securities	17,922	3	17,925
Commercial paper	11,739	11	11,750
Corporate debt securities	1,969	—	1,969

Total investments	$54,461	$14	$54,475

Reported as:
Cash and cash equivalents			$22,626
Marketable securities			31,644
Restricted cash			205

Total investments			$54,475

At December 31, 2012, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Money market funds	$5,923	$—	$5,923
Federal agency securities	9,347	4	9,351

Total investments	$15,270	$4	$15,274

Reported as:
Cash and cash equivalents			$5,718
Marketable securities			9,351
Restricted cash			205

Total investments			$15,274

There were no realized gains or losses recorded from the sale of marketable securities for the three and nine months ended September 30, 2013.

4. Fair Value of Financial Instruments

Cash, accounts payable, and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities, cash equivalents and warrants to purchase convertible preferred stock are carried at fair value.

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

	Fair Value Measurements as of
	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$22,831	$—	$—	$22,831
Federal agency securities	—	17,925	—	17,925
Commercial paper	—	11,750	—	11,750
Corporate debt securities	—	1,969	—	1,969

Total investments	$22,831	$31,644	$—	$54,475

	Fair Value Measurements as of
	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$5,923	$—	$—	$5,923
Federal agency securities	—	9,351	—	9,351

Total investments	$5,923	$9,351	$—	$15,274

Convertible preferred stock warrant liabilities	$—	$—	$157	$157

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper, and corporate securities that ) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2013 is less than six months and all of these investments are rated by S&P and Moody’s at AAA or AA+

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible
Preferred Stock
Warrant
Liabilities
(in thousands)
Balance at December 31, 2012	$157
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(157)

Balance at September 30, 2013	$—

The estimated fair value of the notes payable as of September 30, 2013, based upon current rates for similar borrowings, as measured using Level 3 inputs, is $8.3 million.

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

Debt issuance costs paid directly to MidCap Financial of $114,000 (financing fees) and the fair value of the warrant issued to MidCap Financial were treated as a discount on the debt and are being accreted using the interest method. Other debt issuance costs for legal fees are included in other assets in the accompanying consolidated balance sheet and are being amortized using the interest method. The accretion of the debt discount and amortization of other debt issuance costs are recorded as non-cash interest expense in the consolidated statements of comprehensive loss.

In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. The warrants issued to Midcap Financial had an initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized as non-cash interest expense over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock.

The Company recorded interest expense related to the borrowings of $807,000 for the nine months ended September 30, 2013. Included in interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the nine months ended September 30, 2013, the effective interest rate on the amounts borrowed under the Agreement, including the accretion of the debt discount and the accretion of the final payment, was 10%.

Future payments as of September 30, 2013 for balances outstanding under the Agreement are as follows (in thousands):

Remainder of 2013	$575
2014	3,995
2015	3,699
2016	3,403

Total minimum payments	11,672
Less amount representing interest	(1,672)

Notes payable, gross	10,000
Discount on notes payable	(135)
Accretion of the final exit fee payment	67

9,932
Less short-term portion of notes payable	(2,383)

Long-term notes payable	$7,549

6. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi’s performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retains responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial of KB001-A in Pa-infected patients with CF.

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

Revenue recognized under the Sanofi agreement was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Contract revenue:
Amortization of upfront fees	$—	$—	$—	$5,630
Reimbursement for development-related activities	9	69	40	450

Total contract revenue	$9	$69	$40	$6,080

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

8. Common Stock and Stockholders’ Equity

At Market Issuance Sales Agreement

In September 2013, the Company entered into an At Market Issuance Sales Agreement (ATM Agreement) with MLV & Co LLC (MLV) to issue and sell up to $50.0 million of shares of common stock. Pursuant to the terms of the ATM Agreement, the Company will pay directly to MLV fees of 3% of the gross proceeds of any equity securities sold pursuant to the ATM Agreement. No shares of common stock have been sold pursuant to the ATM Agreement.

9. Stock Plans and Stock-Based Compensation

2012 Equity Incentive Plan

As of September 30, 2013, under the 2012 Equity Incentive Plan, the Company may grant additional shares and/or options to purchase up to 1,279,540 shares of common stock to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Options generally vest over four years, expire 10 years from the date of grant, and become exercisable as they vest following the date of grant.

A summary of stock option activity for the nine months ended September 30, 2013 under all of the Company’s options plans is as follows:

		Weighted Average Exercise Price
	Options
Outstanding at December 31, 2012	1,030,795	$2.68
Granted	1,010,326	5.91
Exercised	(149,147)	1.05
Cancelled	(51,475)	2.92

Outstanding at September 30, 2013	1,840,499	$4.58

Weighted-average fair value of options granted during the period		$3.19

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
General and administrative	$241	$235	$500	$303
Research and development	213	254	508	313

	$454	$489	$1,008	$616

At September 30, 2013, the Company had $4.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.8 years.

10. Commitments and Contingencies

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

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient-targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates at the clinical development stage are:

•	KB003, a Humaneered® anti-granulocyte macrophage colony-stimulating factor (anti-GM-CSF) monoclonal antibody that is being developed for the treatment of severe asthma inadequately controlled by corticosteroids;

•	KB001-A, a Humaneered®, PEGylated, anti-PcrV modified antibody fragment (Fab’) antibody that is being developed for the prevention and treatment of Pa infections in mechanically ventilated patients and CF patients with chronic Pa lung infections; and

•	KB004, a Humaneered® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors.

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. As part of Sanofi’s clinical development plan for Pa ventilator associated pneumonia (VAP), Sanofi has conducted a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. We understand that, if deemed successful, the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study to begin in the first half of 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Based on the results of this clinical trial, Sanofi plans to conduct a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

As part of our agreement with Sanofi, we have retained responsibility for developing and promoting the product for the diagnosis, treatment, and/or prevention of Pa in patients with CF or bronchiectasis. Subject to the terms of the agreement, Sanofi has an option to assume primary responsibility for developing and promoting KB001-A for Pa infection in CF or bronchiectasis patients upon the completion of our Phase 2 clinical trial. If Sanofi exercises its option to acquire ex-US or global rights to our CF program, we currently estimate that the payments to us would be in the range of $40 million to $70 million based on estimated development costs during the term of the agreement.

We have an ongoing 180-patient, randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections. We also have an ongoing 150-patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids. Finally, we have an ongoing Phase 1study of KB004 in subjects with hematologic cancer and are preparing to enter Phase 2 clinical testing in AML and MDS. We believe our available capital, including the net proceeds from our recent stock offering, and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A or KB003 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million at that time. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of September 30, 2013, we had an accumulated deficit of $130.0 million. We have funded our operations primarily through private placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2013, we had cash, cash equivalents, and marketable securities of $54.9 million. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred, and we expect to continue to incur, substantial expenses in connection with our Phase 2 clinical trials for KB003 in severe asthma patients inadequately controlled by corticosteroids and for KB001-A in CF patients with chronic Pa infections and our Phase 1 and planned Phase 2 clinical trials for our KB004 oncology program. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to launch a product and many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 29, 2013.

Results of Operations

General

We have not generated any net income from operations, except for the year ended December 31, 2007, during which we recognized a one-time license payment from Novartis. At September 30, 2013, we had an accumulated deficit of $130.0 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Contract Revenue

Our recent revenue is comprised primarily of collaboration agreement-related revenue. Collaboration agreement-related revenue includes license fees, payments for research and development services, and milestone and other contingent payments.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We currently track external research and development costs incurred by project for each of our clinical programs (KB001-A, KB003, and KB004) . We have not tracked our external costs by project since inception. We began tracking our external costs by project beginning January 1, 2008, and we have continued to refine our systems and our methodology in tracking external research and development costs. Our external research and development expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and nine months ended September 30, 2013 and 2012 and for the period from January 1, 2008 to September 30, 2013:

	For the Three		For the Nine		For the Period from
	Months Ended		Months Ended		January 1, 2008 to
	September 30,		September 30,		September 30, 2013
	2013	2012	2013	2012
External project costs:
KB001-A	$2,377	$310	$5,029	$1,438	$23,806
KB003	3,334	3,480	9,466	5,086	33,305
KB004	1,290	810	4,142	2,994	24,342
Other research and development costs	1,994	2,188	6,324	4,720	52,754

Total research and development	$8,995	$6,788	$24,961	$14,238	$134,207

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing our Phase 2 clinical trial for our KB003 severe asthma program, our Phase 2 clinical trial for our KB001-A CF program and our Phase 1 and planned Phase 2 clinical trial for our KB004 oncology program. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the Phase 2 trial for KB001-A, the Phase 2 trial for KB003 and Phase 1 and planned Phase 2 trial for KB004.

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

Comparison of Three Months Ended September 30, 2013 and 2012

	Three Months
	Ended September 30,		Variance
(in thousands)	2013	2012
Contract revenue	$9	$69	$(60)
Operating expenses:
Research and development	8,995	6,788	2,207
General and administrative	2,101	1,572	529

Loss from operations	(11,087)	(8,291)	(2,796)
Interest expense	(278)	(40)	(238)
Interest and other income (expense), net	36	(271)	307

Net loss	$(11,329)	$(8,602)	$(2,727)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $60,000, from $69,000 for the three months ended September 30, 2012 to $9,000 for the three months ended September 30, 2013. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $2.2 million, from $6.8 million for the three months ended September 30, 2012 to $9.0 million for the three months ended September 30, 2013. The increase was primarily attributed to a $1.6 million increase in spending for clinical trial expenses for our KB003 severe asthma program, increased spending for our KB001-A CF program, and KB004 program for hematological malignancies. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and began enrollment in a Phase 2 clinical trial in CF patients with chronic Pa infections in the quarter ended March 31, 2013, and as a result, we expect these expenses to continue to increase. We also had an increase in personnel expenses of $0.5 million due to increased headcount.

General and administrative expenses increased $0.5 million, from $1.6 million for the three months ended September 30, 2012 to $2.1 million for the three months ended September 30, 2013 due to $0.3 million increase in personnel expenses and $0.2 million increase in legal, accounting, consulting, and insurance fees related to being a public company.

Interest expense increased $0.2 million for the three months ended September 30, 2013, primarily as a result of the interest expense related to our loan and security agreement entered into in September 2012 and amended in June 2013.

Other income (expense), net increased $0.3 million for the three months ended September 30, 2013, primarily as a result of the of the revaluation of our preferred stock warrant liabilities as of September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

	Nine Months
	Ended September 30,		Variance
(In thousands)	2013	2012
Contract revenue	$40	$6,080	$(6,040)
Operating expenses:
Research and development	24,961	14,238	10,723
General and administrative	6,060	3,392	2,668

Loss from operations	(30,981)	(11,550)	(19,431)
Interest expense	(807)	(40)	(767)
Interest and other income (expense), net	76	(222)	298

Net loss	$(31,712)	$(11,812)	$(19,900)

Contract revenue in each period is related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $6.0 million, from $6.0 million for the nine months ended September 30, 2012 to $40,000 for the nine months ended September 30, 2013. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $10.7 million, from $14.2 million for the nine months ended September 30, 2012 to $24.9 million for the nine months ended September 30, 2013. The increase was primarily attributed to a $9.3 million increase in spending for clinical trial expenses for our KB003 severe asthma program, increased spending for our KB001-A CF program, and KB004 program for hematological malignancies, as well as increased personnel related expenses of $1.3 million. We began enrollment of patients in the severe asthma program of KB003 in the third quarter of 2012 and began enrollment in a Phase 2 clinical trial in CF patients with chronic Pa infections in the quarter ended March 31, 2013, and as a result, we expect these expenses to continue to increase.

General and administrative expenses increased $2.7 million, from $3.4 million for the nine months ended September 30, 2012 to $6.1 million for the nine months ended September 30, 2013 due to increases in personnel related expense of $0.9 million, as well as an increase in legal, accounting, consulting, insurance, and other fees of $1.7 million related to being a public reporting company.

Interest expense increased $0.8 million for the nine months ended September 30, 2013, primarily as a result of the interest expense related to our loan and security agreement entered into in September 2012 and amended in June 2013.

Other income (expense), net increased $0.3 million for the nine months ended September 30, 2013, primarily as a result of the of the revaluation of our preferred stock warrant liabilities as of September 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At September 30, 2013, we had cash and cash equivalents of $23.3 million and marketable securities of $31.6 million, totaling $54.9 million. This amount does not include the net proceeds of approximately $32.0 million from the closing of our public offering in October 2013.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 2 clinical trials for KB003 in severe asthma patients inadequately controlled by corticosteroids, for KB001-A in CF patients with chronic Pa infections, and for our Phase 1 and planned Phase 2 clinical trials for our KB004 oncology program.

We believe our available capital, including the net proceeds from our recent public stock offerings, and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A or KB003 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months
	Ended September 30,
	2013	2012
Net cash used in operating activities	$(28,723)	$(15,348)
Net cash used in investing activities	(22,965)	(3,802)
Net cash provided by financing activities	64,038	22,229

Net increase in cash and cash equivalents	$12,350	$3,079

Net cash used in operating activities was $28.7 million and $15.3 million for the nine months ended September 30, 2013 and 2012, respectively, primarily reflecting our net loss adjusted for noncash items. The increase relates to our increasing net loss, attributed to clinical development activities, which was partially offset by changes in operating assets and liabilities in the nine months ended September 30, 2013.

Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2013, primarily related to purchases of marketable securities offset by proceeds from maturities of marketable securities. Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2012, primarily related to purchase of marketable securities, offset by cash proceeds from maturities of marketable securities.

Net cash provided by financing activities was $64.0 million and $22.2 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by financing activities of $64.0 million in the 2013 period primarily related to the net proceeds from our IPO. Cash provided by financing activities during the nine months ended September 30, 2012, was related to the proceeds from the issuance of Series E preferred stock in May and June 2012 that generated net proceeds of $18.8 million, as well as $5.0 million provided by issuance of debt, partially offset by cash payments for deferred offering costs of the IPO of $1.5 million.

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

Contractual Obligations and Commitments

On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of September 30, 2013, we had a commitment for services of approximately $2.1 million with the third party.

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

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $15.1 million and $54.5 million as of December 31, 2012 and September 30, 2013, respectively

We are also exposed to market risk related to fluctuations in interest rates indexed to LIBOR, which determines the variable interest payments made on our notes payable. However, we do not believe we are subject to any material market risk exposure.

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

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012 and September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such dates, disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

Overview. Management did not perform an assessment regarding the effectiveness of internal control over financial reporting as of December 31, 2012 or September 30, 2013. As a newly public company management is not required to perform an assessment of internal control over financial reporting. Such an assessment will be initially required as of December 31, 2013. However, as of December 31, 2012 and September 30, 2013, a material weakness was identified in the design and operation of our internal control over financial reporting related to the controls over the completeness and accuracy of clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures.

Material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. As of December 31, 2012 and September 30, 2013, we did not maintain effective controls over the completeness and accuracy of our clinical trial expenses. Errors were identified in the analysis and preparation of our clinical trial expenses and related balance sheet accounts, including the failure to accrue expenses from third party contract research organizations (“CROs”). These control deficiencies resulted in the misstatement of clinical trial expenses in the fourth quarter of 2012 and certain previously reported periods. The correction of these errors resulted in adjustments to increase clinical trial expenses that were recorded in the fourth quarter ended December 31, 2012. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

We are taking significant actions to remediate the material weakness related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures. However, our remediation of these controls is not complete as of September 30, 2013. Other than the changes disclosed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Risk Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

As of September 30, 2013, we had an accumulated deficit of $130.0 million, and for the nine months ended September 30, 2013, we incurred a net loss of $31.7 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007, including net losses of $23.5 million for the year ended December 31, 2012, and $2.2 million for the year ended December 31, 2011. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our lead product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of September 30, 2013, we had $54.9 million in cash, cash equivalents, and marketable securities. Our contract revenue for the nine months ended September 30, 2013 was $40,000. We consumed a net $28.7 million of cash in operating activities during the nine months ended September 30, 2013. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB003, as well as other corporate activities.

Our spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not and do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital. In particular, in order to initiate an additional clinical trial for KB003 following receipt of our Phase 2 clinical results in 2014, we will need to raise additional capital. The amount of capital we will require and the timing of our need for additional capital of which will depend on many other factors, including:

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

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. For example, we announced in the second quarter of 2013 that enrollment in our Phase 2 trial of KB001-A has been slower than expected, which will cause a delay in our targeted announcement of the results of that trial. In addition, clinical trials will take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

Additionally, under the terms of our license and collaboration agreement with Sanofi, Sanofi has the exclusive right to develop and commercialize KB001, KB001-A and other antibodies directed against the PcrV protein or Pa for all indications. Although this agreement requires Sanofi to use commercially reasonable efforts to engage in certain product development activities, Sanofi may decide to amend, suspend or terminate the clinical trials or other activities related to these licensed product candidates. Further, if Sanofi or any of our future development partners do not develop the licensed product candidates in the manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated.

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

We are in the initial phases of developing an in vitro EphA3 diagnostic, currently in the CLIA laboratory format, which is intended to identify patients who are likely to derive the most benefit from KB004. We have amended our study protocol prior to initiation of the Phase 2 expansion phase to include EphA3 positive status as an inclusion criterion.

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

There are several companies developing treatments for Pa infections using antibiotics or alternative approaches. For example, Insmed is developing an inhaled formulation of amikacin, Arikace, for the treatment of Pa infection in CF. Intercell AG in collaboration with Novartis has a prophylactic vaccine based on two Pa outer-membrane proteins in a Phase 2/3 clinical trial for the prevention of Pa infection in mechanically ventilated intensive care unit patients and Kenta Biotech Ltd. is conducting a Phase 2 trial for KBPA101, a monoclonal antibody against a specific Pa serotype. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for the treatment of Pa infection in CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that helps improve the function of a defective protein that causes CF, was approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 3 clinical trials for CF.

Several companies are also working on anti-GM-CSF antibodies: Morphosys recently announced a partnership with GlaxoSmith Kline and are likely pursuing rheumatoid arthritis (RA) clinically and are also conducting a Phase 1 trial in multiple sclerosis (MS); Micromet (now part of Amgen) has partnered with Nycomed (now part of Takeda) in a Phase 1 trial in RA; and MedImmune is conducting multiple Phase 2 trials in RA with an antibody against the GM-CSF receptor. Although we are no longer pursuing the RA indication, these competitors could nonetheless impact the market for an anti-GM-CSF antibody for severe asthma. Many companies are developing drugs for asthma. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair®, which is co-developed by Genentech and Novartis, is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. Genentech (Roche), MedImmune, Novartis and Pfizer each has an anti-IL-13 antibody program in Phase 2 or Phase 3 testing for asthma. Other monoclonal antibodies in development target cytokines such as IL-4, IL-5, IL-17 and IL-9 or their receptors. Although these drugs function differently, if successfully developed these drugs will compete in the asthma market.

Competition in cancer drug development is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•	The process of manufacturing biologics, such as KB001-A, KB003, and KB004, is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•	We, our contract manufacturers, and Sanofi must comply with the FDA’s current Good Manufacturing Practice (cGMP) regulations and guidelines. We, our contract manufacturers, and Sanofi may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, our contract manufacturers, and Sanofi are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

•	Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

Certain members of our executive team have not worked together as a group for a significant period of time. For example, on October 22, 2013, we appointed our new Chief Financial Officer. Our future performance will depend, in part, on our ability to successfully integrate our newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

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

We have granted Sanofi an exclusive license to KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Our development partnership with Sanofi on KB001-A or other antibodies may not be scientifically, medically, technically or commercially successful due to a number of important factors, including the following:

•	Sanofi’s obligation to use “commercially reasonable efforts” under our agreement leaves Sanofi with significant discretion in determining the efforts and resources that it will apply to the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa. The timing and amount of any contingent and royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidate by Sanofi under our agreement;

•	Sanofi holds the rights to commercialize KB001-A, including for Pa in CF and bronchiectasis patients, and holds an option to assume primary responsibility for developing and promoting KB001-A for such indications. Sanofi may not choose to exercise its option to develop and promote KB001-A or other licensed products in Pa-infected patients with CF or bronchiectasis and has no contractual obligation to do so. If Sanofi does not exercise its option for the CF or bronchiectasis indications, Sanofi will nevertheless retain the exclusive right to perform certain necessary commercial activities (including the exclusive right to sell and distribute KB001-A) with respect to such indications but will have no obligation to perform such activities. In such event, if Sanofi were to decide not to commercialize KB001-A for the CF or bronchiectasis indications, and we nevertheless wished to commercialize KB001-A for either of these indications if approved, we would need to renegotiate with Sanofi certain terms of our agreement but may be unable to do so on reasonable terms, in a timely manner, or at all;

•	Sanofi may change the focus of its development and commercialization efforts or pursue higher-priority programs;

•	Sanofi may not make timely regulatory submissions for KB001-A;

•	subject to our promotional rights in the CF or bronchiectasis indications, Sanofi will have substantial control over the commercialization of KB001-A and other antibodies directed against the PcrV protein of Pa for all indications, including in CF or bronchiectasis patients, whether or not Sanofi chooses to exercise its option to develop KB001-A for such indications. Sanofi’s commercialization objectives for different indications may not be consistent with our goals and there can be no assurance that Sanofi will want to commercialize KB001-A or other antibodies directed against the PcrV protein of Pa in a manner that maximizes our revenue. In addition, we may find that we cannot reach agreement over some of the development and commercialization aspects of KB001-A or other antibodies directed against the PcrV protein of Pa, resulting in program delays, termination, or other decisions that might have a material impact on our business;

•	Sanofi may fail to manufacture or supply sufficient drug substance of KB001-A for our clinical use, such as our CF study, which could result in program delays;

•	Sanofi may fail to manufacture or supply sufficient drug substance of KB001-A for our commercial use, if approved, which could result in lost revenue;

•	we and Sanofi may fail to agree on the specific terms of the option price, or a profit sharing arrangement within the United States, for the CF indication in the event that Sanofi elects the shared U.S. territory option;

•	Sanofi may utilize our intellectual property rights or take actions related to licensed products in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	if we are acquired by a pharmaceutical company with a significant market capitalization, Sanofi may exercise its option to exclusively assume all aspects of development and commercialization of licensed products in Pa-infected CF and bronchiectasis patients worldwide;

•	Sanofi may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

•	Sanofi may terminate the agreement with us for convenience upon 180 days’ prior written notice;

•	if Sanofi were to breach or terminate the agreement with us, the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa could be delayed. We would need to either use our own resources and capabilities to continue the development and commercialization of KB001-A or grant rights to another development or commercial partner;

•	if Sanofi were to terminate its arrangements with us, our potential revenue under our agreement with Sanofi, including from potential development and commercial contingent payments and royalties on net sales of licensed products, would be significantly reduced; and

•	Sanofi may not dedicate the resources that would be necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals.

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

We identified a material weakness in the operation of our internal controls over financial reporting as of December 31, 2012 and September 30, 2013. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness relates to the completeness and accuracy of clinical trial expenses. In addition, during our review of the second quarter research and development expenses and accruals, we identified certain out of period costs primarily related to clinical trial and related expenses. The cumulative impact of these out of period adjustments that we recorded in the second quarter of 2013 was $1.3 million, which amount we determined not to be material. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2013, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, or if our independent registered public accounting firm issues an adverse opinion on internal control over financial reporting, investor confidence and our stock price could be adversely affected. Further, if material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to November 1, 2013, our stock had high and low sales prices in the range of $8.25 to $3.75 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this report and others such as:

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

No public market for our common stock existed prior to our initial public offering, and an active trading market may not develop or be sustained.

Prior to our initial public offering which was completed in February 2013, there was no public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of September 30, 2013, we had 24,296,962 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. As of October 1, 2013, approximately 5,409,636 shares are subject to contractual lock-up agreements with our directors, executive officers and certain other affiliates, which agreements expire on December 25, 2013 after which such shares will be eligible for sale in the public market, subject to volume and other limitations under Rule 144 under the Securities Act.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 13,408,735 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to the lock-up agreements described above.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 58% of our common stock as of September 30, 2013. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As a public company, our stock price has been volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: November 12, 2013	By:	/s/ David W. Pritchard
David W. Pritchard
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Warrant to Purchase Stock, by and between KaloBios Pharmceuticals, Inc. and MidCap Financial SBIC, LP, dated as of June 19, 2013.

10.1(3)	Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.2(2)	Amendment No. One to Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of June 19, 2013.

10.3	First Amendment to Lease, dated June 3, 2013, by and between Britannia Pointe Grand Limited Partnership and the Registrant.

31.1	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-184299), filed on January 15, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on September 7, 2012.
*	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.