Form 10-K
period 2013-12-31
KALOBIOS PHARMACEUTICALS INC
filed 2014-03-13
CIK 1293310

Use these links to rapidly review the document
TABLE OF CONTENTS KaloBios Pharmaceuticals, Inc. Form 10-K Index
Index to Consolidated Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35798

KALOBIOS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	77-0557236 (I.R.S. Employer Identification No.)

260 East Grand Avenue
South San Francisco, CA 94080
(Address of Principal Executive Offices) (Zip Code)

(650) 243-3100
(Registrant's Telephone Number, Including Area Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $100 million computed by reference to the sales price of $5.66 as reported by the NASDAQ Global Market on June 28, 2013. The number of shares held by non-affiliates is based on Schedules 13D and 13G filed by certain stockholders for the year ended December 31, 2013 and subsequent reports, if any, filed by certain stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant's common stock on March 7, 2014 was 32,981,396 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held in 2014, to be filed within 120 days of the registrant's fiscal year ended December 31, 2013.

KaloBios Pharmaceuticals, Inc.
Form 10-K
Index

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

        Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "anticipate," "project," "target," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, "Risk Factors," and in our other reports filed with the U.S. Securities Exchange Commission. Forward-looking statements include, but are not limited to, statements about:

  •
  our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

  •
  our anticipated growth strategies;

  •
  our expectations regarding competition;

  •
  the anticipated trends and challenges in our business and the market in which we operate;

  •
  the timing and success of preclinical studies and clinical trials conducted by us and our development partners, including the timing of Sanofi's initiation of a Phase 2b clinical trial of our KB001-A product candidate for ventilator associated pneumonia (VAP) caused by Pseudomonas aeruginosa (Pa) (Pa VAP), and our expectations as to the timing of enrollment and availability of clinical data;

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

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.    BUSINESS

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

        We take a patient-targeted approach with each of our antibody programs by developing a new or utilizing an existing screen or diagnostic method that we believe may identify those individuals most likely to benefit from our therapies. We believe this targeted approach could result in an enhanced treatment benefit, reduce the overall risk associated with clinical development, enable our trials to be conducted with a smaller number of patients, and ultimately provide therapies that are more effective than current treatments. Collectively, our Humaneered® antibodies have been tested clinically in over 250 patients with no evidence of immunogenicity.

        We have advanced three monoclonal antibodies to the clinical development stage. For each program, we have created a Humaneered® antibody from a mouse or chimeric (mouse-human) antibody, and customized the development candidate for specific applications:

  •
  KB001-A, a Humaneered ® , PEGylated, anti-PcrV modified antibody fragment (Fab') antibody that is being developed for the prevention and treatment of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and cystic fibrosis (CF) patients with chronic Pa lung infections. We have partnered with Sanofi Pasteur, the vaccines division of the Sanofi Group, to develop, manufacture, and commercialize this antibody for all human diseases and conditions caused by Pa.

  •
  KB004, a Humaneered ® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors.

  •
  KB003, a Humaneered ® anti-granulocyte macrophage colony-stimulating factor (anti-GM-CSF) monoclonal antibody that was being developed for the treatment of severe asthma inadequately controlled by corticosteroids. However, based on results of the phase 2 data released in early 2014, we have discontinued development of this antibody in severe asthma. As the study showed KB003 was generally safe and well tolerated, we are currently reviewing the potential of other disease indications for KB003.

        Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of first-in-class, patient-targeted, monoclonal antibody therapeutics that address serious medical needs. We seek to identify and develop products that may treat multiple indications through proof-of-concept studies. Key elements of our strategy are to:

  •
  Advance the clinical development of our lead product candidates, KB001-A for the treatment of Pa-infected patients with CF and KB004 for the treatment of cancer, while evaluating other potential indications for these products or for KB003, our anti-GM-CSF monoclonal antibody, going forward;

  •
  Focus on indications where patient selection is guided by tests, such as clinical measures or a companion diagnostic, that we believe will prospectively indicate which patient segments are likely to respond positively to our drug, thereby potentially reducing clinical trial costs and increasing the likelihood of regulatory approval and reimbursement; and

  •
  Seek to secure development partnerships with large pharmaceutical and biotechnology companies to develop and commercialize our products for potential indications where the development cost or commercial requirements warrant it, while we retain rights in specialty or orphan indications, which can be addressed by a focused sales force.

Public Offerings

        On February 5, 2013, we closed our initial public offering of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013, we closed a secondary offering of our common stock, selling 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, including the exercise of the overallotment option by the underwriters and after underwriting discounts, commissions and offering expenses.

Monoclonal antibodies

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

        While antibody therapeutics have been highly successful, current approaches to developing antibodies have faced challenges. The challenges include immunogenicity and potency based on target epitope selection. These can affect the antibody product's safety and efficacy, particularly in treating chronic illnesses. Our Humaneered® technology platform is designed to produce optimized antibodies by selecting targets specific to diseased cells, improving antibody affinity for such targets, reducing immunogenicity of such antibodies, and addressing downstream processing issues such as antibody solubility, expression, stability, and aggregation.

Our Product Candidates

        We have advanced three antibodies to the clinical development stage, as follows:

KaloBios Patient-Targeted Product Candidates

Program	Status	Expected Next Step(s)	Screen	Responsible Party
KB001-A (Anti-PcrV of Pa)
Prevention of Pa VAP	• Phase 1/2 complete with KB001 • High dose Phase 1 with KB001-A complete	Sanofi to initiate Phase 2b after manufacturing development in mid-year 2015	Pa colonization	Sanofi
CF Patients Infected with Pa	• Phase 1/2 complete with KB001 • Phase 2 with KB001-A ongoing	Phase 2 data expected by fourth quarter of 2014	Pa infection	KaloBios
KB004 (Anti-EphA3)
Hematologic Malignancies	• Phase 1 dose escalation ongoing • Phase 2 study in progress	Enrollment of phase 2 study commenced in first quarter of 2014	EphA3 expression	KaloBios
KB003 (Anti-GM-CSF)
Severe Asthma	• Phase 1/2 complete with KB002 • Phase 2 with KB003 completed	Completion of Phase II data analysis and clinical study report	Reversibility	KaloBios

Product Development Program: KB001-A

  Overview

        Our first antibody, KB001-A, is a Humaneered®, recombinant, PEGylated, anti-Pseudomonas PcrV high- affinity Fab' antibody that is being developed for the prevention and treatment of infections by Pa, a gram negative bacteria that can cause pneumonia in mechanically ventilated patients and chronic respiratory infections in individuals with CF. The only currently approved treatments for Pa are antibiotics, and while there is a broad array of available antibiotics, mortality and morbidity in this disease remains high due to bacterial antibiotic resistance. KB001-A is designed to bind to and neutralize the pathogenicity of Pa thereby allowing the body's natural immune system to kill and clear the bacteria. As a result, we believe our novel approach to treating Pa infections will not be subject to the drug resistance mechanisms that affect antibiotic therapy. KB001-A is being targeted for the treatment of both hospitalized patients on mechanical ventilation susceptible to Pa (>48 hours on mechanical ventilation) to prevent Pa ventilator-associated pneumonia (VAP), and CF patients infected with Pa. Identification of the pathogen to determine patient eligibility will be conducted using standard laboratory culture tests or another diagnostic method. KB001-A is being developed as a single intravenous dose of KB001-A to prevent Pa VAP, as well as for CF patients infected with Pa as a chronic intravenous dose.

        In January 2010, we entered into an agreement with Sanofi pursuant to which we granted to Sanofi an exclusive worldwide license to develop and commercialize KB001 (the precursor molecule to KB001-A), KB001-A and other antibodies directed against the PcrV protein of Pa for all indications with the exception that we have retained the right to develop and promote (such as marketing, advertising, branding, and sales detailing) the product for the diagnosis, treatment, and/or prevention of

Pa in patients with CF or bronchiectasis. Under this agreement, Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment, and/or prevention of all human diseases and conditions caused by or associated with Pa aside from CF or bronchiectasis. Subject to the terms of the agreement, Sanofi has an option to obtain rights to participate in the development and promotion of licensed products for the CF or bronchiectasis indications, either outside of the United States or worldwide, at any time up to 90 days after the delivery by us to Sanofi of the final clinical study report from our Phase 2 clinical trial. Sanofi is solely responsible for the development, promotion, and commercialization of KB001-A for pneumonia prevention and other hospital indications such as Pa VAP.

        As part of Sanofi's clinical development plan for Pa VAP, Sanofi conducted a Phase 1 clinical study in healthy volunteers to evaluate higher doses than those that we previously tested. We understand that the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study starting mid-year 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Sanofi then plans a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A in the prevention of Pa VAP. Because Sanofi has exclusive rights for the development of KB001-A for the prevention of Pa VAP, we do not have control over the conduct or timing of the studies for this indication.

        In January 2013 we launched a 180 patient, 16-week, randomized, placebo-controlled, repeat-dose, Phase 2 clinical trial for the treatment of Pa in CF patients with chronic Pa infections, to investigate the efficacy and safety of intravenously administered KB001-A. Data from this study is expected by the fourth quarter of 2014. The primary endpoint is time to need for antibiotics for worsening of respiratory tract signs and symptoms, with secondary endpoints of changes in inflammatory markers, respiratory symptoms, subject-reported outcomes, changes in Forced Expiratory Volume in 1 second (FEV1, a measure of lung function), pharmacokinetics (PK), safety, and tolerability. We plan to use this trial to support pivotal trials of KB001-A. While we currently expect we would conduct our pivotal trial, and if ultimately approved, launch KB001-A commercially with intravenous administration, we believe that a subcutaneous formulation will be required in order to maximize the commercial potential of KB001-A for CF patients in the chronic setting. We would expect to complete a bridging study to support registration of the subcutaneous formulation post approval of the intravenous formulation. Two Phase 3 trials may be required for registration of KB001-A in Pa-infected CF patients, however, should KB001-A be designated as a Qualified Infectious Disease Product therapeutic, it is possible that only a single pivotal trial and a safety database of as little as 300 patients could be required. While we believe KB001-Q would qualify for QDIP status, we have not yet applied and there can be no assurances that QDIP status would be granted or, if granted, that a single pivotal trial would be sufficient for approval. We expect that the pivotal program would be dose ranging in nature and designed to support the approval of intravenous KB001-A for the management of respiratory Pa infection, either as a monotherapy or in combination with inhaled antibiotics. We anticipate that the number of exacerbations as compared to placebo when added to usual care (chronic intermittent or constant use of inhaled antibiotics as well as correctors/potentiators of CFTR) will be the primary endpoint for these studies; however, the design of these studies is dependent on discussions with the FDA and other regulatory authorities.

  Chronic Pa Infections in CF Patients

        CF, the most common genetic disease in Caucasian populations, is characterized by an accumulation of mucus with abnormally high viscosity, most critically in the lungs. According to the Cystic Fibrosis Foundation, in 2010 the median life expectancy for those with CF in the United States is only 38.3 years. The most common causes of death are related to CF lung deterioration, believed to be caused predominantly by chronic infection with Pa, the most prevalent pathogen found in the lungs of individuals with CF. The prevalence of chronic Pa infection in the CF population increases with age, with positive respiratory tract cultures in 20% to 30% of infants, 30% to 40% of children aged 2 to 10 years, 60% of adolescents, and approximately 80% of adults. Once individuals with CF are chronically infected with Pa, typically as teenagers, their lung function slowly deteriorates over time at a rate of 2% to 4% per year, with a gradual loss of lung function leading to death. Chronic Pa infection is associated with greater morbidity and mortality, with earlier onset associated with a more severe loss of lung function and shorter life expectancy. There are approximately 1,000 new cases of CF each year in the United States, with a prevalence of approximately 30,000 individuals in the United States and 70,000 worldwide. In2013, the FDA and the EMA granted orphan drug designation for KB001-A for the treatment of Pa-infected CF patients in the United States.

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

  Background and Mechanism of Action

        CF is a disease with a vicious cycle of mucus buildup and obstruction of the airways, that leads to infection, and then inflammation, which further exacerbates obstruction of the airways. We believe KB001-A has a novel dual anti-infective and anti-inflammatory mechanism of action that could potentially mitigate this cycle. Unlike with antibiotics, bacteria are not likely to develop the resistance mechanisms to KB001-A that eventually make antibiotics ineffective. Moreover, because it has a different mechanism of action, KB001-A may be complementary to antibiotics. Based on our studies with KB001, we believe that KB001-A directly blocks the means by which Pa causes serious lung infection but, unlike antibiotics, does not directly kill the bacteria. Instead, based on our studies with KB001, we believe that KB001-A binds only to and blocks the function of the PcrV protein of Pa. The PcrV protein is an extracellular component of the type III secretion system (TTSS) which enables the bacteria to kill epithelial and immune cells either by direct puncture (oncosis) or injection of protein toxins. Free toxins also promote the release of pro-inflammatory cytokines leading to more tissue damage. By blocking PcrV function, KB001-A is designed to prevent immune cell killing by Pa and is also intended to reduce inflammatory cytokine release. The mechanism of action of KB001-A is illustrated in Figure 1. The KB001-A molecule has been optimized as a Fab' antibody rather than as a full antibody so that it does not activate immune cells and exacerbate inflammation. To extend its time in the bloodstream and protect against breakdown by Pa, polyethylene glycol (PEG) is covalently attached to the Fab' fragment to generate the KB001-A molecule, which is a process called PEGylation.

 Figure 1
KB001-A Mechanism of Action against Pa Infection

Source: KaloBios Pharmaceuticals, Inc.

        We believe the possibility of developing resistance to KB001-A in a pathogenic strain of Pa is low because, unlike current antibiotics, KB001-A is designed to neutralize or detoxify Pa rather than killing it directly. Thus, KB001-A is not subject to "selective pressure" drug resistance mechanisms that affect antibiotics. KB001-A is designed to protect the host immune cells from Pa, thereby enabling the natural clearance mechanism to fight disease. In animal experiments, anti-PcrV antibodies such as KB001-A demonstrated an ability to protect the immune system and allow it to remove or kill the bacteria. Because this mechanism is different from existing treatments for CF, KB001-A may also work in conjunction with existing CF therapies such as inhaled antibiotics and mucolytics, as well as newer CF transmembrane conductance regulator (CFTR) modulators.

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

        Table 1 summarizes the clinical development of KB001 and KB001-A.

Table 1
KB001/KB001-A Clinical Development Summary

Clinical Trial Phase	No. of Subjects	Indication	Trial Design	Status/Results
KB001
Phase 1	15	Healthy volunteers	Placebo-controlled, single-dose, dose escalation, intravenous	• No immunogenicity, DLTs, or SAEs observed • Serum half-life 12 to 14 days
Phase 1/2	39	Pneumonia prevention in mechanically ventilated patients	Randomized, double-blind, placebo-controlled, single-dose, intravenous	• No safety issues and nonimmunogenic • Trend toward improved clinical outcomes
Phase 1/2	27	CF patients infected with Pa	Randomized, double-blind, placebo-controlled, single-dose, intravenous	• No safety issues and nonimmunogenic • Reductions in inflammatory markers • Trend in reducing mucoid Pa burden in sputum
KB001-A
Phase 1	26	Healthy volunteers	Placebo-controlled, double-blind, single-dose, dose escalation, intravenous at doses exceeding those evaluated in KB001 healthy volunteer study	• Safe and well tolerated, with no serious or severe treatment-emergent adverse events • There were no safety signals identified based on clinical laboratory parameters, vital sign, or ECG
Phase 2	180	CF patients infected with Pa	Randomized, double-blind, placebo-controlled, repeat dose, intravenous	• Ongoing

        We are developing KB001-A, also a PEGylated Fab' antibody, as the successor antibody to KB001. KB001-A and KB001 bind to the same target site on PcrV protein and we believe have been shown to be functionally comparable. KB001-A differs from KB001 by a single amino acid substitution per chain. This amino acid change is not within the antigen binding site and does not affect antigen binding. The change has been made to facilitate the PEGylation step of the production process. We have conducted animal toxicity studies necessary to demonstrate the safety of KB001-A for our planned CF study. Sanofi held a pre- investigational new drug (IND) discussion with the FDA that included discussion of the comparability and safety of KB001-A and KB001. The FDA noted that our proposed nonclinical pharmacodynamic and pharmacology evaluation program, which includes the analytical bridging of KB001 to KB001-A, appeared adequately designed to support KB001-A clinical development. If bridging of the structural and functional characteristics are adequately demonstrated, then KB001 safety pharmacology studies will apply to KB001-A. We initiated our Phase 2 clinical trial in the CF indication in January 2013 and expect data by the fourth quarter of 2014. All future clinical and preclinical studies for this program will be conducted using KB001-A.

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

        KB001 was well tolerated in this study, with no drug-related SAEs. While the study was not designed to evaluate efficacy and not powered for statistical significance, there was a greater trend toward fewer Pa pneumonia adverse events versus standard of care, with a reduction in the occurrence of Pa pneumonia by nearly 50% 28 days following a single dose of KB001 of 10 mg/kg. There was also a trend towards an increase in Pa event-free survival. (Figure 2).

Figure 2
KB001 Was Effective in Preventing Pa VAP in a Single-Dose Study

Source: KaloBios Pharmaceuticals, Inc.

        Sanofi has continued the development of KB001-A in Pa VAP with a Phase 1 intravenous pharmacokinetic and safety clinical trial in healthy volunteers to evaluate dose levels higher than previously studied in KB001 and higher than planned in our CF development program. The FDA has indicated that the design of the study appears adequate, and if the bridging of structural and functional characteristics of KB001 and KB001-A is adequately demonstrated, then the safety pharmacology studies for KB001 will be applicable to KB001-A. We understand that the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study by mid-year 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Sanofi then plans a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A in the prevention of Pa VAP. In January 2014, Sanofi presented data from a Sanofi-sponsored epidemiology study at the Critical Care Medicine Congress which established that Pa VAP infections were found at similar levels in North and South America, Europe and Asia, and that screening for Pa colonization showed a four-fold increase in VAP incidence vs. not screening for colonization. These data reinforce the need for such a Pa prevention approach, and will be utilized in designing the Phase 2b study. Because Sanofi has exclusive rights for the development of Pa VAP, we do not have control over the conduct, structure and timing of the studies, nor the regulatory strategy, for this indication. For additional information, see "Licensing and Collaborations—Sanofi Pasteur."

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

Source: KaloBios Pharmaceuticals, Inc.

        We are building on our KB001 CF clinical study experience by developing KB001-A as a treatment to reduce lung inflammation in CF patients with chronic Pa infection. Although elastase is a marker of neutrophilic inflammation, it is unknown if its reduction will result in a meaningful near-term clinical benefits to patients. We have therefore begun enrollment of 180 such subjects in a 16-week, double-blind, placebo-controlled, repeat-dose, Phase 2 trial of KB001-A administered monthly by intravenous infusion. We initiated the Phase 2 trial in January 2013. The primary endpoint will be time to need for antibiotics to treat worsening of respiratory tract signs and symptoms over 16 weeks, with secondary endpoints to include changes in inflammatory markers (including neutrophil elastase), respiratory symptoms, subject-reported outcomes, changes in FEV1, PK, safety, and tolerability. All subjects will receive standard inhaled antibiotic therapy concurrent with doses of KB001-A or placebo for the first four study weeks, followed by KB001-A or placebo without antibiotics for an additional 12 weeks. The trial will be conducted primarily in North America, in conjunction with the Cystic Fibrosis Foundation Therapeutic Development Network. We expect to complete enrollment in the trial by mid 2014 with data expected by the fourth quarter of 2014. Our KB001-A Phase 2 CF trial was designed with 80% power to detect a statistically significant 48% difference on the primary endpoint of time-to-need for antibiotics between the KB001-A and placebo arms assuming the placebo arm has an exacerbation rate of approximately 50%. However, given that we believe that a 20-30% reduction in acute respiratory events needing treatment with antibiotics would represent a meaningful clinical benefit; this study could fail to meet the primary statistical endpoint despite demonstrating improvements at clinically meaningful levels. The study is powered to detect a 48% difference in the primary endpoint as a compromise in balancing the desire for a sample size large enough to see a clinical effect, with not wanting to oversize the study given the stage of development, cost considerations and the orphan nature of the patient population. The study protocol allows, if needed, for an interim analysis after 60 subjects have completed the study to evaluate, for example, a possible sample size re-estimation in order to increase the sample size and maintain statistical power at 80%. This analysis would compare the placebo group's actual treatment effect at the time of analysis to the original study design's predicted treatment effect to determine the number of additional patients needed, if any, to achieve the power of the original study design. If the re-estimation results in a larger subject sample size than we currently plan and we decide to increase the number of subjects in our study, the time period for our trial will be longer than currently expected.

        Data from this trial, if positive, will be used to support pivotal trials for KB001-A. We anticipate that two Phase 3 trials may be required for approval of KB001-A in Pa-infected CF patients. However, if KB001-A is deemed a Qualified Infectious Disease Product (QDIP) therapeutic by the FDA, it is possible that only a single pivotal trial and a safety database of as few as 300 patients may be required for approval. While we believe KB001-A would qualify for QDIP status, we have not yet applied and there can be no assurances that QDIP status would be granted or, if granted, that a single pivotal trial would be sufficient for approval. While we expect to conduct our pivotal studies, and if approved, launch the product commercially with an intravenous formulation, we believe that a subcutaneous formulation will be required in order to maximize the commercial potential of KB001-A. As such, we would expect to conduct a subcutaneous bridging study to support subsequent approval of a subcutaneous formulation. We expect that the pivotal program would be dose ranging in nature and designed to support the approval of intravenous formulation of KB001-A for the management of respiratory Pa infection, either as a monotherapy or in combination with inhaled antibiotics. Because we will likely be testing different dose levels as part of our pivotal trials, the trials may be larger than if no dose-ranging aspect were included. In addition, testing different dose levels at a later stage in development increases the risk that we will not successfully identify a dose with an acceptable safety and efficacy profile.

        KB001-A has been designed to have a novel mechanism of action not only as an anti-infective, but also with anti-inflammatory characteristics. The CF scientific community has considered the concept of using an anti-inflammatory drug as a disease-modifying therapy in CF to reduce the overall rate of lung function deterioration (the leading cause of death for patients with CF) although demonstrating such a benefit would likely require infeasible long-term mortality studies. Inhaled antibiotics, the current standard of care for CF, acutely improve FEV1 results. However, this standard of care is not believed to be effective in reducing the overall rate of lung function deterioration in the long term. Clinical trials of an anti-inflammatory drug (ibuprofen) have indicated that using chronic, high doses of ibuprofen given over several years may reduce the long-term deterioration of lung function. We believe KB001-A may act as an anti-inflammatory agent to reduce the overall rate of lung function deterioration. However, we plan to seek approval on the basis of short-term clinical benefits (such as reduction in exacerbations) and have no plans to conduct clinical trials for a longer term disease-modifying indication.

Product Development Program: KB004

  Overview

        KB004 is a Humaneered®, monoclonal antibody in which the carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the KB004 prototype and EphA3 intellectual property. KB004 binds to EphA3 receptor and is being developed for the treatment of cancer. EphA3 plays an important role in cell positioning and tissue organization during fetal development but is not thought to play a significant role in healthy adults. However, EphA3 is aberrantly expressed on the tumor cell surface in a number of hematologic malignancies and solid tumors, and is also expressed on the stem cell compartment. This compartment includes malignant stem cells, the vasculature that feeds them, and the stromal cells that protect them. Given this differential expression pattern, KB004 may have the potential to kill cancer cells and the stem cell microenvironment, providing for long-term responses while sparing normal cells. As KB004 is designed to target and kill tumor cells and/or disrupt tumor blood vessels that express EphA3, we intend to pre-screen patients whose tumors express EphA3 using a companion diagnostic utilizing standard techniques such as flow cytometry or immunohistochemistry. We have commenced dosing in the low-dose cohort of our Phase 2 study in AML and MDS patients with EphA3 expression and are continuing the Phase 1 dose escalation portion in multiple hematologic malignancies in an effort to determine the dose to be used for the high-dose cohorts in that Phase 2 study. We have also validated an immunohistochemistry assay for the Phase 2 selected indications.

  Market Opportunity for Hematologic Malignancies and Solid Tumors

        Cancer is one of the leading causes of death worldwide and the second leading cause of death in the United States. The American Cancer Society (ACS) estimates that in 2012 more than 1.5 million people in the United States will be newly diagnosed with cancer and more than 560,000 will die from the disease. The ACS also estimates that nearly one in every four deaths in the United States is due to cancer. Five common solid cancer types (non-small cell lung, breast, ovarian, prostate and colorectal) together represent more than 50% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States. The ACS also estimated that more than 100,000 people were diagnosed with a hematologic malignancy in 2012 in the United States.

        The increasing number of cancer diagnoses and the approval of new cancer treatments are expected to continue to fuel the growth of the worldwide market for cancer drugs. Products attacking specific cancer-related targets are the fastest-growing market segment in the pharmaceutical industry and are driving much of the cancer market growth. Data Monitor forecasts estimated aggregate annual sales of anti-cancer therapeutics in seven major markets (the United States, Japan, France, Germany, Italy, Spain and the United Kingdom) of approximately $34.5 billion by 2017.

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

        EphA3 is expressed in some hematologic malignancies including acute myelogenous leukemia (AML), chronic myelogenous leukemia (CML), myelodysplastic syndromes (MDS), myeloproliferative neoplasms (MPN), multiple myeloma (MM), chronic lymphocytic leukemia (CLL) or acute lymphoblastic leukemia (ALL). EphA3 is also expressed on some tumor stromal cells and endothelial cells in the vascular compartment in the majority of solid tumors. We believe that the expression of EphA3 in a wide variety of tumors and tumor vasculature and on stem cells, with restricted expression in normal tissue, as well as the multiple mechanisms to kill tumors, makes this protein a promising target for anticancer therapy.

  Anti-EphA3 Preclinical Activity Summary

        In ex vivo testing, we found EphA3 expressed in approximately half of early-stage leukemia patient samples. Cancer cells are killed by KB004 binding to EphA3 through apoptosis, or ADCC, at relatively low concentrations. KB004 ex vivo selectively targets and kills leukemic stem cells, but not normal hematopoietic stem cells. In ex vivo assays of these cells, KB004 appears to kill selectively cells expressing EphA3. Whenever AML stem cells were detected by Flow Cytometry, killing of these stem cells by KB004 was observed. This is significant because killing stem cells may lead to durable responses in cancers and may potentially prove effective in delaying or preventing relapses in the post-transplant setting, an area of high unmet medical need.

        EphA3 expression has been documented in multiple solid tumor types of cancer, including melanoma, breast, non-small cell lung, colon, renal, glioblastoma and prostate cancers. EphA3 expression in colorectal cancer, gastric cancer and glioblastoma is a marker of poor prognosis.

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

  KB004 Clinical Development Program

        In February 2014, we commenced dosing in the low-dose cohort of the Phase 2 expansion portion of a Phase 1/2 trial in which we pre-screen subjects for EphA3 expression and assess the activity of KB004. We are currently planning on enrolling three 10 patient cohorts, one low-dose and one high-dose in AML patients, and one 10 patient high-dose cohort in MDS patients. We will be evaluating patients real-time in the Phase 2 study and will be prepared to potentially expand any cohort in the event we see evidence of clinically significant response levels, and are also evaluating adding other potential indications such as myelofibrosis or multiple myeloma to the Phase 2 study. If the expansion phase of the study is highly successful in demonstrating activity in a particular hematologic malignancy, it is possible that the next clinical trial we will conduct will be a pivotal trial.

        We are currently completing the Phase 1 dose escalation portion in hematologic malignancies for KB004. The study is designed to be composed of subjects with hematologic malignancies, including subjects with AML, CML, MDS, MPN, MM, CLL or ALL unresponsive to standard of care or unsuitable for such treatment, and is designed as a dose-escalation study to determine a maximum tolerated dose (MTD), and the safety and PK profile for KB004. Doses will be escalated until an MTD is determined, defined as the highest dose reached level with less than 33% of subjects experiencing a dose limiting toxicity (DLT). We are currently in the eighth level dose cohort and the MTD has not yet been reached. To date, the most common adverse event attributed to KB004 has been infusion reactions (chills and shivering), an expected safety finding based on its mechanism of action. Such reactions are observed with other monoclonal antibodies targeting destruction/lysis of leukemic cells (e.g., rituximab). Of the first six subjects treated, infusion reactions were observed in four subjects. All reactions were resolved with standard treatment. Of these first six subjects, three experienced fatal intracranial hemorrhages, two of which were deemed possibly related to the study drug by the study investigator. Bleeding is typical in late-stage AML patients and intracranial hemorrhages are the second leading cause of death in these patients. The rate of fatal bleeding events observed in the trial was higher than expected but because of confounding factors such as the fact that little to no drug was present in the blood at the time of the SAEs in most cases, it is inconclusive whether the events were related to the drug. In accordance with FDA regulations, we informed the FDA of these SAEs. After discussing the status of the trial with the FDA, we amended the protocol to enroll only lower-risk subjects less likely to have disease-related bleeding complications and instituted a coagulation monitoring plan as recommended by the FDA. Following those changes in 2011, there have been no additional events of drug related intracranial hemorrhage, including at doses higher than those tested prior to the amendment. We are continuing to enroll patients in our dose escalation study and anticipate selecting a recommended high dose in the first half of 2014 for the Phase 2 expansion portion of this trial. We have selected and validated the assay and amended the protocol to include EphA3 positive status as an inclusion criterion prior to conducting the expansion.

        For further discussion regarding risks related to our product development efforts, see Item 1A, "Risk Factors."

Product Development Program: KB003

  Overview

        KB003 is a Humaneered®, recombinant monoclonal antibody that is designed to target and neutralize human granulocyte macrophage colony-stimulating factor (GM-CSF), with potential for use in inflammatory, autoimmune and other indications. GM-CSF is an important part of an inflammatory cascade that stimulates white blood cells (granulocytes, including eosinophils, neutrophils, and macrophages) and maintains them in an active state during infection. However, as described in a number of scientific publications, excessive GM-CSF may be involved in tissue damage associated with inflammatory diseases including asthma and RA. The results of anti-GM-CSF in ex vivo studies suggest KB003 has potential in treating asthma, chronic obstructive pulmonary disease (COPD), Rheumatoid Arthritis (RA), multiple sclerosis (MS), and certain oncology conditions. We initially focused on treating severe asthma with a monthly, subcutaneous formulation of KB003, and in light of our recent Phase 2 data, are evaluating whether to pursue other indications in the future. In our recently concluded Phase 2 study, severe asthma subjects were prescreened based on lung function according to a "reversibility" criterion defined as having a ≥12% improvement in FEV1 from baseline after administration of a beta agonist, as this patient segment showed a positive trend in responding to our precursor KB002 antibody in our Phase 1/2 clinical study.

        We licensed KB002, a low picomolar affinity, novel chimeric antibody, from Ludwig Institute for Cancer Research (LICR) in 2004. KB003 is a Humaneered® version of the KB002 antibody, with the same epitope target and therefore the same mechanism of action. We plan to use KB003 for any future clinical studies in this program. Data from our single-dose, Phase 1 and Phase 1/2 clinical trials with monoclonal antibody KB002, the chimeric predecessor to the Humaneered® KB003, supported our clinical trials with KB003. In these studies, KB002 was well tolerated. KB003 targets the same binding site as KB002 and has been shown to be functionally similar and generally safe in our early clinical trials. We then held a discussion with the FDA regarding initiating a trial with KB003. FDA accepted our proposed repeat-dose, Phase 2 clinical trial with the inclusion of a safety run-in portion. On completing the run-in safety portion of this trial, which showed KB003 to be well tolerated with no clinically significant adverse events, we reassessed the increasingly competitive RA market and chose to redirect our study of KB003 to severe asthma patients inadequately controlled by corticosteroids. We initiated a randomized, double-blinded, placebo-controlled, repeat dose, intravenous Phase 2 clinical trial of asthma inadequately controlled by corticosteroids in August 2012 which was completed in early 2014. Results from that trial showed that the primary endpoint was not met, although a significant effect was shown in certain pre-specified subgroups. No trend toward significance was shown in the secondary endpoint. As a result of these data, we announced that we have terminated further independent development of KB003 in asthma and are evaluating whether to pursue development in other indications.

  KB003 Clinical Development Program

        We have conducted a combined total of seven early-stage clinical trials with intravenous KB002, the predecessor chimeric anti-GM-CSF antibody, and intravenous KB003, our Humaneered® antibody (Table 3).

        Table 3 summarizes clinical development of KB002 and KB003.

Table 3
KB002/KB003 Clinical Development Summary

Clinical Trial Phase	No. of Subjects	Indication	Trial Design	Status/Results
KB002
Phase 1	12	Healthy adult volunteers	Double-blind, placebo-controlled, single-dose, dose escalation, intravenous	• No safety issues and well tolerated • No dose-limiting toxicity
Phase 1/2	24	Persistent asthma despite treatment with glucocorticoids	Randomized, double-blind, placebo-controlled, single-dose, intravenous	• No safety issues and well tolerated • Improvement in disease measures of activity
Phase 1	32	RA uncontrolled despite stable treatment with methotrexate	Randomized, double-blind, placebo-controlled, single-dose, dose escalation, intravenous	• No safety issues and well tolerated • Improvement in disease measures of activity
Phase 1/2 and Phase 1 Studies	24	Pharmacodynamic studies	Randomized, double-blind, placebo-controlled, single-dose, intravenous	• No safety issues and well tolerated
KB003
Phase 1	12	Healthy adult volunteers	Placebo-controlled, single-dose, dose escalation, intravenous	• Generally safe • Nonimmunogenic • No dose-limiting toxicity
Phase 2 (Safety run-in)	9	RA inadequately treated with biologics	Randomized, double-blind, placebo-controlled, monthly dose, intravenous	• Generally safe and well tolerated over approximately 3 months of repeat dosing
				• Nonimmunogenic
Phase 2	160	Severe asthma inadequately controlled by inhaled corticosteroids	Randomized, double-blind, placebo-controlled, monthly dose, intravenous	• Generally safe and well tolerated • Did not meet primary endpoint of overall improvement in FEV1 • Program discontinued for severe asthma

        Based on these data, we decided to proceed with a repeat-dose, Phase 2 clinical trial of KB003 in severe asthma. We initiated a randomized, double-blinded, placebo-controlled, Phase 2 clinical trial in asthma inadequately controlled with corticosteroids, in which we enrolled 160 subjects randomized equally between KB003 and placebo. Eligible subjects were screened for a history of asthma inadequately controlled by high-dose inhaled corticosteroids, FEV1 function, and Asthma Control Questionnaire (ACQ) scores. Subjects were also pre-screened for reversibility, a demonstrated FEV1 bronchodilator response of more than 12% from baseline. Subjects received intravenous fixed doses of KB003 or placebo at multiple time points through week 20. The primary endpoint was change in FEV1 through week 24. Secondary endpoints included exacerbation, effect on asthma control, asthma symptoms, use of rescue therapies, and safety. We completed enrollment in this trial in the third quarter of 2013 and reported top-line data in January 2014. While we did see FEV1 improvement in certain pre-defined subgroups, the study did not meet the primary endpoint of overall improvement in FEV1, nor did it demonstrate statistically significant reductions in exacerbations or improvement in ACQ scores. As a result, we have discontinued development of KB003 in severe asthma. However, as the study did show KB003 was generally safe and well tolerated, we are currently evaluating other potential indications for KB003 that are consistent with our strategic focus and where there can be a strong scientific rationale for an anti-GM-CSF mechanism of action.

Technology Platform

        Our Humaneered® technology platform addresses issues of therapeutic antibody engineering (e.g., specificity, affinity, immunogenicity) and equally important down-stream processing issues (e.g., antibody solubility, expression, stability, aggregation). Our Humaneered® technology is a method for converting antibodies (typically mouse) into engineered, high-affinity human antibodies designed for therapeutic use, particularly for chronic conditions. The technology is designed to produce optimized antibodies that have high specificity and high affinity for their target antigen, low propensity for aggregation, and excellent long-term stability. Because their sequences are very close to those of human germ-line antibody gene sequences, we believe Humaneered® antibodies will produce fewer immunological adverse side effects in patients than chimeric or conventionally humanized antibodies. The selection process for Humaneered® antibodies is also designed to provide high-expressing variable region (v-region) portions of the antibody and high-affinity antibodies.

        We develop or in-license targets or research (mouse) antibodies, typically from academic institutions, and then apply our Humaneered® technology to them. KB001-A, KB003, and KB004 are all Humaneered® antibodies or antibody fragments. Thus far, together our Humaneered® antibodies have been tested clinically in over 250 patients with no evidence of serious immunogenicity. As we are focused on progressing our current portfolio of antibodies through clinical development, we are currently not dedicating additional resources to the research of additional Humaneered® antibodies.

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

Licensing and Collaborations

        For indications where the development costs or commercial requirements warrant it, our strategy is to partner our programs while retaining rights to orphan or targeted indications. We currently have a collaboration with Sanofi for the development of KB001-A and have licensed our proprietary Humaneered® technology non-exclusively to Novartis. We have also in-licensed certain rights from, among others, UCSF and LICR. For further discussion regarding risks related to our licensing and collaboration efforts, see Item 1A, "Risk Factors."

  Sanofi Pasteur

        In January 2010, we entered into an agreement with Sanofi pursuant to which we granted to Sanofi an exclusive worldwide license to develop and commercialize KB001 (the precursor to KB001-A), KB001-A and other antibodies directed against the PcrV protein of Pa for all indications, with the exception that we retain the right to develop and promote (such as marketing, advertising, branding, and sales detailing) the product for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis. Under this agreement, Sanofi is solely responsible for conducting the research, development, manufacture, and commercialization of licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa outside the treatment and/or prevention of Pa in patients with CF or bronchiectasis. Sanofi is solely responsible for the development, promotion, and commercialization of KB001-A for pneumonia prevention and other hospital indications such as Pa VAP. Under the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011. We have the potential to receive contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory, and commercial events, including $5 million upon initiation of a Phase 2 clinical trial for licensed products and $20 million upon successful completion of a Phase 2 clinical trial. We will also receive tiered royalties from 12% to 17% of net sales of licensed products, except that we receive other payments based on sales of licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis.

        We are conducting a Phase 2 trial of KB001-A in Pa-infected patients with CF, the design of which has been agreed to by Sanofi. For a period of up to 90 days following the delivery of our study report for a Phase 2 clinical trial to Sanofi, Sanofi has the right to exercise an option with respect to the CF or bronchiectasis indications either (i) solely outside the United States or (ii) worldwide subject to an arrangement in which we could co-develop, jointly market, and share profits with Sanofi on licensed product sales in the United States. In the event that Sanofi exercises its option to obtain exclusive rights in these indications only outside the United States, Sanofi would be solely responsible for the development, regulatory approval, and commercialization of licensed products in countries outside the United States. Sanofi would also pay 50% of costs incurred by either Sanofi or us with respect to the development of licensed products for these indications where the data from such development activities are contemplated to be used in regulatory filings both within and outside the United States, and we would be entitled to royalties of 18% of net sales of licensed products for these indications outside the United States. If Sanofi exercises its option to obtain worldwide rights in these indications, we and Sanofi would jointly develop and promote licensed products for such indications within the United States, with such joint efforts to be coordinated through joint committees and to be conducted in accordance with mutually agreed plans. In addition, in such case, Sanofi would be solely responsible for the development, regulatory approval and commercialization of the product outside the United States. Sanofi would also pay for 75% of the costs incurred with respect to the development of licensed products for such indications where the data from such development activities are contemplated to be used in regulatory filings both within and outside of the United States, and we would be entitled to royalties of 18% of net sales of licensed product for such indications, except in the United States where we would split profits equally on licensed product sales for these indications. In order to exercise its option, Sanofi would make certain payments to us related to the actual costs incurred by us in developing licensed products for Pa in patients with CF or bronchiectasis. If Sanofi exercises its option, we estimate that the payments to us will be in the range of $40 million to $70 million based on projected estimated development costs. If Sanofi elects to exercise its option worldwide, we can elect to cease participating in the development and promotion of licensed products for CF and bronchiectasis and instead receive a royalty on worldwide net sales of licensed products for these indications. If Sanofi does not exercise its option for the CF or bronchiectasis indications, Sanofi will nevertheless retain the exclusive right to perform certain necessary commercial activities (including the exclusive right to sell and distribute KB001-A) with respect to such indications but will have no obligation to perform such activities. In such event, if Sanofi were to decide not to commercialize KB001-A for the CF or bronchiectasis indications, and we nevertheless wished to commercialize KB001-A for either of these indications if approved, we would need to renegotiate with Sanofi certain terms of our agreement but may be unable to do so on reasonable terms, in a timely manner, or at all.

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

        Sanofi is responsible for the manufacture of licensed products for its own use and for the manufacture of drug substance for our development and promotion activities in our retained indications. If Sanofi is unable or unwilling to supply drug substance to us, we have the right to have drug substance manufactured by a third party. We and Sanofi both have an obligation to use commercially reasonable efforts to perform our respective development, promotion (and, in the case of Sanofi, commercialization) obligations in our respective indications with respect to licensed products, although we can terminate our rights and obligations with respect to our retained indications if Sanofi exercises its option to obtain worldwide rights in the treatment of Pa-infected patients with CF or bronchiectasis, at any time after Sanofi exercises such option under the terms of the agreement. In addition, we can terminate our rights with respect to our retained indications upon 180 days' notice. While our agreement with Sanofi remains in effect, neither we nor our affiliates may develop or commercialize any other anti-Pa antibody. This would apply to a future acquiror, except with respect to any anti-Pa antibody of the acquiror existing on the date of acquisition and developed thereafter.

        Sanofi's royalty obligation to us applies on a country-by-country and licensed product-by-licensed product basis, beginning upon the first commercial sale of such licensed product in a country and ending on the latest to occur of (i) 10 years from first commercial sale of such licensed product in such country or (ii) expiration of the last to expire patent covering licensed product in such country. The agreement will remain in effect until all payment obligations under the agreement end. Sanofi may terminate the agreement for convenience, and either Sanofi or we may terminate the agreement for material breach of the agreement by the other party. In the event Sanofi terminates the agreement for convenience or we terminate due to Sanofi's material breach, worldwide rights to develop, manufacture and commercialize licensed products revert back to us, and we are granted a license from Sanofi to allow us to develop, manufacture, and commercialize licensed products worldwide, subject to commercially reasonable financial terms to be negotiated by the parties after such termination. In the event that we materially breach the agreement, Sanofi may, rather than terminate the agreement, opt to deduct any damages awarded for our breach against future contingent payments and royalties otherwise payable by Sanofi under the agreement.

  Novartis

        In April 2007, we entered into an agreement with Novartis granting a nonexclusive license to our proprietary Humaneered® technology for use at Novartis' research sites to develop human antibodies for therapeutic indications. Under the agreement, Novartis was excluded from using the technology against certain targets until March 2012. In accordance with the terms of the agreement, Novartis paid us $30 million and we transferred the know-how related to making Humaneered® antibodies to enable Novartis to internally make its own antibodies.

        This agreement will remain in effect until the expiration of the last to expire licensed patent, which is currently expected to expire in 2025 in the United States.

  University of California at San Francisco

        In April 2004, we exclusively licensed rights from UCSF and the Medical College of Wisconsin to intellectual property that relate to KB001-A. These intellectual property rights include a method of treatment of Pa infection using isolated antibodies and an antibody that specifically binds to a key target epitope, as well as diagnostic methods useful in the detection of infection by Pa. Under our agreement with UCSF, we were granted rights to practice the invention as well as further develop antibodies to treat Pa. We are responsible for researching, developing and selling products covered by such intellectual property and must use commercially reasonable efforts to market such products. Under our agreement with UCSF, we paid an upfront license fee of $25,000 and we are responsible for paying an annual license fee of $10,000, aggregate contingent milestone payments of less than $2 million, and royalties on net sales of 3%. We must also pay to UCSF a percentage of certain consideration we receive from our sublicensees. Aggregate payments made to UCSF under this license through December 31, 2013 amounted to $1.2 million. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and will end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2019, or 10 years from first commercial sale of such licensed product in such country. We are obligated to diligently develop, manufacture and sell licensed products and market the products using commercially reasonable efforts to meet market demands. We may terminate our agreement with UCSF for convenience, and UCSF may terminate the agreement in the event of our material breach, in which cases our rights to use the intellectual property will also terminate.

  The Ludwig Institute for Cancer Research

        In May 2004, we entered into a license agreement with LICR, pursuant to which LICR granted to us an exclusive license under intellectual property rights and materials related to chimeric anti-GM-CSF antibodies which formed the basis for the KB003 development program. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR's antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell KB003. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country, and end on the later of the expiration of the last to expire patent covering a licensed product in a given country, which in the United States, is currently expected in 2023, or 10 years from first commercial sale of such licensed product in such country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Aggregate payments made to LICR under this license through December 31, 2013 amounted to $1.2 million. We may terminate our license for convenience, and LICR may terminate the agreement in the event of our material breach, in which cases our rights to use the intellectual property will also terminate.

        In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the KB004 prototype and EphA3-related intellectual property. Under the agreement, we have rights to develop and commercialize products made through use of licensed patents and any improvements thereto, including human or Humaneered® antibodies that bind to or modulate EphA3. We paid LICR an upfront option fee of $50,000 and a further $50,000 upon our exercise of the option for the exclusive license outlined above. We are responsible for contingent milestone payments of less than $2.5 million and royalties of 3% of net sales subject to certain potential offsets and deductions. In addition, we are obligated to pay to LICR a percentage of certain payments we receive from a sublicensee in consideration for a sublicense. Our royalty obligation exists on a country-by-country and licensed product-by-licensed product basis, which will begin on the first commercial sale and end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2030, or 10 years from first commercial sale of such licensed product in such country. Aggregate payments made to LICR under this license through December 31, 2013 amounted to $354,000. We have current and pending patent applications for anti-EphA3 antibodies and their use, and have composition of matter patent applications that, if issued, are currently expected to expire in 2030. We may terminate our license for convenience, while both LICR and we may terminate the agreement in the event of the other party's material breach. In the event that the agreement is terminated for any reason other than our termination for LICR's material breach, our rights to use the licensed intellectual property will also terminate.

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

        We solely own 12 issued U.S. patents, with another issued U.S. patent owned jointly with a third party. We have an exclusive license to seven U.S. patents and we own 49 issued foreign patents. We have 93 patent applications pending globally, including 14 non-provisional patent applications in the United States, which include 3 that are solely owned by us and two that we own jointly with others. The patents to our Humaneered® technology cover methods of producing very specific human antibodies using only a small region from mouse antibodies.

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

        We entered into a license agreement with LICR, pursuant to which LICR granted to us an exclusive license under certain intellectual property rights and technology related to chimeric anti-GM-CSF antibodies, which formed the basis of the intellectual property for the KB003 development program. Under the agreement, we were granted rights to issued U.S. and select foreign country patents covering chimeric anti-GM-CSF antibodies, as well as the right to develop antibodies related to LICR's antibodies against GM-CSF. Using our Humaneered® technology, we developed and own a composition of matter patent covering KB003 and related Humaneered® anti-GM-CSF antibodies which provides patent protection through April 2029 and have additional pending patents in the United States and a number of foreign countries covering various methods of treatment.

        We entered into a license agreement with LICR, pursuant to which LICR granted to us an exclusive license under certain intellectual property rights related to the KB004 prototype and EphA3. Under the agreement, we have rights to develop human antibodies that bind to or modulate EphA3. We have current and pending patent applications in the United States and selected foreign countries for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering KB004 and related Humaneered® anti-EphA3 antibodies which is currently expected to expire in 2030.

        We have a license from BioWa, Inc. and Lonza Sales AG to their Potelligent® CHOK1SV technology, a technology that is used to enhance the cell killing capabilities of antibodies.

        See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Competition

        We compete in an industry that is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions, and other research organizations. We compete with these parties for promising targets for antibody-based therapeutics and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research, and product development capabilities as well as greater financial, marketing and sales, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing, and achieving widespread market acceptance. In addition, our competitors' products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize and may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

        We believe that KB001-A is the only mAb in active clinical development for Pa. There are several companies treating Pa using antibiotics or alternative approaches. For example, Valneva (formerly Intercell) has a fusion protein vaccine program in Phase 2/3 for the prevention of Pa in mechanically ventilated ICU patients and announced results from an interim analysis in late 2013. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for Pa to treat CF. However, like traditional antibiotics, data reported on both drugs show patients often become less responsive over time to these inhaled antibiotics. We are aware of only one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. However, Pulmozyme does not directly target Pa. KALYDECO®, a small-molecule transmembrane conductance regulator potentiator that treats a form of the defective protein that causes CF, is approved by the FDA and targets only the CF population having at least one copy of the G551D mutation in the CFTR gene (approximately 4% of the CF population). VX-809 is a compound being developed by Vertex in Phase 3 clinical trials in combination with KALYDECO for CF and potentially complementary to KB001-A.

        Several companies are also working on anti-GM-CSF antibodies: Morphosys has completed a Phase 1/2 trial in RA and a Phase 1 trial in MS; Micromet (now part of Amgen) has partnered with Nycomed (now part of Takeda) in a Phase 1 trial in RA; and MedImmune is conducting a Phase 2 trial in RA with an antibody against the GM-CSF receptor. Although we have discontinued development of KB003 in severe asthma, we are continuing to evaluate possible other indications. Competition in cancer drug development is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies, with many of those in hematology/oncology indications. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available. See Item 1A, "Risk Factors," for further discussion of risks regarding competition.

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

        Sanofi is responsible for the manufacture of KB001-A drug substance for our development and promotion activities in our retained indications and has sub-contracted with a contract manufacturer for the production of drug substance for Sanofi's Phase 1 trial and our Phase 2 trial. Sanofi is also responsible for filling product for our Phase 2 clinical trial. We will have to identify another drug product manufacturer for the further development of a subcutaneous formulation of KB001-A.

        We have an agreement with a contract manufacturer for the manufacture of drug substance and drug product of KB003 for our early clinical trials. As a result of the outcome of our phase 2 trial of KB003 in severe asthma patients, and our discontinuation of development of KB003 for severe asthma, we are re-evaluating this agreement and may seek to negotiate termination, changes to or reductions in the committed activities under this agreement depending on potential future development plans for KB003 in other indications.

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

        The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects or patients are being exposed to an unacceptable health risk.

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

        After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls and must demonstrate the safety and efficacy of the product based on these results. The BLA must also contain extensive manufacturing information. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,169,100, and the manufacturer and/or sponsor under an approved BLA are also subject to annual product and establishment user fees, currently exceeding $104,060 per product and $554,600 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologics are reviewed within ten to twelve months. The FDA can extend these timelines by three months and FDA review may not occur in a timely basis at all. The standard review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or GMP—a quality system regulating manufacturing—is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe and effective in the indication studied.

        After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter, a complete response letter, or denies approval of the license. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. The FDA approval is never guaranteed, and the FDA may refuse to approve a BLA if applicable regulatory criteria are not satisfied.

        An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval for a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        After a BLA is approved, the product may also be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. After approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

        A reference biologic is currently granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent lawsuit, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar's application has been approved if a patent lawsuit is ongoing within the 42-month period.

Companion Diagnostics

        The FDA regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostics (IVDs). IVDs are a type of medical device that are intended to detect diseases, conditions, or infections, or the presence of certain genetic or other biomarkers. If safe and effective use of a therapeutic depends on an IVD, the FDA generally will require approval or clearance of the companion diagnostic, at the same time that the FDA approves the therapeutic.

        The FDA previously has required in vitro companion diagnostics intended to identify the patients most likely to respond to a cancer treatment to obtain PMA simultaneously with approval of the biologic. See Item 1A, "Risk Factors," for further discussion of risks regarding companion diagnostics.

Orphan Drugs

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. In October, 2013, KB001-A received Orphan Drug designation from the FDA and had earlier received equivalent status in Europe from the European Commission.

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

International Regulation

        In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, manufacture and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval.

Employees

        As of December 31, 2013, we had 32 employees, 31 of whom were full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

About KaloBios

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

        We have a single operating segment and substantially all of our revenues are generated and operating assets are located in the United States. For information regarding our research and development expenses for the last three fiscal years, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        As of December 31, 2013, we had an accumulated deficit of $140.2 million, and for the year ended December 31, 2013, we incurred a net loss of $41.9 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have limited sources of revenue, we will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

        As of December 31, 2013, we had $76.7 million in cash, cash equivalents, and marketable securities. Our contract revenue for the year ended December 31, 2013 was $44,000. We consumed $38.8 million of cash in operating activities during the year ended December 31, 2013. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB004, as well as other corporate activities.

        Our spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not sold and do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital. In particular, in order to initiate an additional clinical trial for KB001A following receipt of our Phase 2 clinical results in late 2014, we will need to raise additional capital. The amount of capital we will require and the timing of our need for additional capital will depend on many other factors, including:

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

        Since our inception, we have been financing our operations primarily through private placements and public offerings of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, lines of credit, and payments under agreements with Sanofi and Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis), a licensee of our Humaneered® technology. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit, or other sources. We believe our cash on hand, together with the net proceeds received from our initial public offering and secondary offering, and our access to funds through our existing credit facility, will be sufficient to fund our operations for at least the next 12 months. Our expectations are based on management's current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will require substantial additional capital to support clinical trials, regulatory approvals, and, if approved, the potential commercialization of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, or at all.

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

        Our product candidates are in the early stage of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. We currently only have two product candidates in Phase 2 clinical trials, KB001-A and KB004, and we have recently discontinued development in severe asthma of KB003, our most advanced program at that time. None of our product candidates have advanced into a pivotal study and it may be years before such study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we, Sanofi, or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

        Although we have decided to focus on the intravenous formulation of KB001-A for CF at this time rather than a subcutaneous formulation, we expect to resume development of a subcutaneous formulation at some point. There can be no assurance that either an intravenous or subcutaneous formulation will be successfully developed or, if it obtains regulatory approval, such formulation will be commercially viable.

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

        The FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

  •
  such authorities may disagree with the design or implementation of our, Sanofi's, or any of our future development partners' clinical trials;

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

  •
  we, Sanofi, or any of our future development partners may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

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

  •
  such authorities may delay approval or clearance of any companion diagnostic for KB004; or

  •
  the approval policies or regulations of such authorities may significantly change in a manner rendering our, Sanofi's, or any of our future development partners' clinical data insufficient for approval.

        With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Sanofi, or any of our future development partners from commercializing our product candidates.

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

        For example, we recently announced the termination of development in severe asthma of KB003, our most advanced product candidate, because the Phase 2 study we were conducting did not meet its primary or secondary endpoints, despite promising results in prior studies of a precursor molecule, KB002. In addition, although we have completed two Phase 1/2 clinical studies of KB001, the precursor molecule to KB001-A, Sanofi has commenced a Phase 1 clinical study of KB001-A in healthy volunteers to evaluate higher doses than those that we previously tested and planned for in our Phase 2 CF development program. The results of Sanofi's Phase 1 clinical study could delay or adversely impact our KB001-A development program.

        Furthermore, the efficacy or safety data demonstrated with KB001, the precursor molecule to KB001-A, may not be reproduced in KB001-A.

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

        Before we can initiate clinical trials in the United States for our product candidates, we are required to submit the results of preclinical testing to the FDA as part of an Investigational New Drug (IND) application, along with other information including information about) product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We rely in part on preclinical, clinical, and quality data generated by Sanofi and other third parties for regulatory submissions for KB001-A. If Sanofi does not make timely regulatory submissions for KB001-A, it will delay our plans for our clinical trials for CF. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

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

  •
  identifying, recruiting, and enrolling qualified subjects to participate in a clinical trial;

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

        Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. Numerous companies and institutions are conducting clinical studies in similar patient populations which can result in competition for qualified patients. In addition, clinical trials will take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

        The FDA regulates companion diagnostics such as the one we are developing as medical devices. FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, efficacy, storage, record-keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of medical devices. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and efficacy. In July 2011, the FDA issued a draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic product until it is ready to approve or clear the in vitro companion diagnostic device. While this guidance is still in draft form, we believe that it states the FDA's current position, and it is possible that KB004 may not be approved until the FDA has sufficient information to also approve or clear our companion device. Moreover, the FDA's expectations for in vitro companion diagnostics are evolving and some aspects of the FDA's regulatory approach remain unclear. The FDA's developing expectations will affect, among other things, the development, testing and review of any in vitro companion diagnostics.

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

        There are several companies developing treatments for Pa infections using antibiotics or alternative approaches. For example, Insmed is developing an inhaled formulation of amikacin, Arikace, for the treatment of Pa infection in CF. Valneva (formerly Intercell) in collaboration with Novartis has a prophylactic vaccine in a Phase 2/3 clinical trial for the prevention of Pa infection in mechanically ventilated intensive care unit patients. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for the treatment of Pa infection in CF. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients. KALYDECO®, a small-molecule drug that helps improve the function of a defective protein that causes CF, was approved by the FDA. VX-809 is a compound being developed by Vertex Pharmaceuticals, Inc. in Phase 3 clinical trials in combination with KALYDECO for CF.

        Competition in cancer drug development including hematology/oncology, is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

        The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

  •
  The process of manufacturing biologics, such as KB001-A and KB004, is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

  •
  The manufacturing facilities in which our products are made could be adversely affected by equipment failures, plant closures, labor shortages, natural disasters, power failures and numerous other factors.

  •
  We are dependent upon Sanofi to supply drug substance for our KB001-A clinical trials and for commercial sale if KB001-A is ultimately approved by the appropriate regulatory authorities.

  •
  We, our contract manufacturers, and Sanofi must comply with the FDA's current Good Manufacturing Practice (cGMP) regulations and guidelines. We, our contract manufacturers, and Sanofi may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, our contract manufacturers, and Sanofi are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

  •
  product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

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

        Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor's determination that use of a product candidate is:

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

        Under our license and collaboration agreement with Sanofi, if we are acquired by a top 25 pharmaceutical company based on market capitalization at the time of such acquisition, Sanofi has the option to exclusively assume all aspects of development and commercialization of licensed products to treat Pa-infected patients with CF or bronchiectasis worldwide. If Sanofi exercises this option, our rights to participate in development and commercialization of the licensed products in Pa-infected patients with CF or bronchiectasis would terminate and the revenue generated from the commercialization of those licensed products would be limited to the amounts Sanofi would be required to pay pursuant to its agreement with us. This provision may adversely impact a company's desire to acquire us.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

        We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of the members of our senior management, in particular David W. Pritchard, our president and chief executive officer, and Nestor A. Molfino, chief medical officer. The loss of such individuals or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

        We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers' compensation, products liability, and directors' and officers' insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our working capital and results of operations.

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

        In September 2012, we entered into a loan and security agreement with MidCap Financial, SBIC, LP (MidCap Financial) and drew down $5.0 million under the facility. In December 2012, we drew down an additional $5.0 million under the facility. The final draw down of $5.0 million is required before May 2014. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

        With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCIA) as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on its similarity to an existing brand product. Under the

BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

        We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Finally, there is a risk that the 12-year exclusivity period could be reduced which could negatively affect our products.

        In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity. However, biosimilar products have been approved under a sub-pathway of the centralized procedure since 2006. The pathway allows sponsors of a biosimilar product to seek and obtain regulatory approval based in part on the clinical trial data of an originator product to which the biosimilar product has been demonstrated to be "similar." In many cases, this allows biosimilar products to be brought to market without conducting the full suite of clinical trials typically required of originators. It is unclear whether we and our development partner would face competition to our products in European markets sooner than anticipated.

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

        We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. If we experience further ownership changes our ability to utilize our net operating loss carryforwards could be further limited.

Risks Related to Our Dependence on Third Parties

We are dependent on Sanofi for the development and commercialization of KB001-A, and Sanofi's failure to develop and/or commercialize KB001-A would result in a material adverse effect on our business and operating results.

        We have granted Sanofi an exclusive license to KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Our development partnership with Sanofi on KB001-A or other antibodies may not be scientifically, medically, technically or commercially successful due to a number of important factors, including the following:

  •
  Sanofi's obligation to use "commercially reasonable efforts" under our agreement leaves Sanofi with significant discretion in determining the efforts and resources that it will apply to the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa. The timing and amount of any contingent and royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidate by Sanofi under our agreement;

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

  •
  subject to our promotional rights in the CF or bronchiectasis indications, Sanofi will have substantial control over the commercialization of KB001-A and other antibodies directed against the PcrV protein of Pa for all indications, including in CF or bronchiectasis patients, whether or not Sanofi chooses to exercise its option to develop KB001-A for such indications. Sanofi's commercialization objectives for different indications may not be consistent with our goals and there can be no assurance that Sanofi will want to commercialize KB001-A or other antibodies directed against the PcrV protein of Pa in a manner that maximizes our revenue. In addition, we may find that we cannot reach agreement over some of the development and commercialization aspects of KB001-A or other antibodies directed against the PcrV protein of Pa, resulting in program delays, termination, or other decisions that might have a material impact on our business;

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

  •
  Sanofi may terminate the agreement with us for convenience upon 180 days' prior written notice;

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

        Sanofi's failure to develop, manufacture or effectively commercialize KB001-A or other antibodies directed against the PcrV protein of Pa would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

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

        We are completely dependent on our development partner, Sanofi or third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. We are continually evaluating potential alternate sources of supply but there can be no guarantee that any such suppliers would be available, acceptable or successful. If these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates. We are continually evaluating alternative sources of supply, and there can be no guarantee that any such source will be acceptable, available or successful.

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

        Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we may not have adequate resources to devote to the substantial costs of enforcing intellectual property rights in affected jurisdictions. Any failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

        Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products "off-label." Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

        Additionally, in the U.S., the central provisions of the Leahy-Smith America Invents Act (AIA) became effective on March 16, 2013. Among other things, this law will switch U.S. patent rights from the present "first-to-invent" system to a "first inventor-to-file" system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have greater resources to file more patent applications.

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

        Our success also depends on our ability and the ability of Sanofi and any of our future development partners to develop, manufacture, market, and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S.-issued and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. For example, we have entered into several licenses for the right to use third-party intellectual property, including with UCSF and LICR. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all.

        Because patent applications can take many years to issue there may be currently pending applications, unknown to us, that may later result in issued patents upon which our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

        There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers, or development partners infringe upon a third party's intellectual property rights, we may have to:

  •
  seek to obtain licenses that may not be available on commercially reasonable terms, if at all;

  •
  abandon an infringing product candidate or redesign our products or processes to avoid infringement;

  •
  pay substantial damages including, in an exceptional case, treble damages and attorneys' fees, which we may have to pay if a court decides that the product candidate or proprietary technology at issue infringes upon or violates the third party's rights;

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

        Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we intend to seek patent protection only in selected countries. Our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Common Stock

We previously identified and have remediated a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, our management is required to report upon the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

        Our management previously identified a material weakness in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.

        The material weakness that we identified was the result of our not maintaining effective controls over the completeness and accuracy of our clinical trial expenses. Errors were identified in the analysis and preparation of our clinical trial expenses and related balance sheet accounts, including the failure to accrue expenses from third party contract research organizations ("CROs"). These control deficiencies resulted in the misstatement of clinical trial expenses in the fourth quarter of 2012 and certain previously reported periods. The correction of these errors resulted in adjustments to increase clinical trial expenses that were recorded in the fourth quarter ended December 31, 2012. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constituted a material weakness.

        During the first three quarters of 2013, in response to, and following identification of the material weakness, management enhanced the operation of a number of existing controls related to Kalobios' internal controls over financial reporting, including our previously existing controls and processes for clinical trial expenses, and implemented additional controls. We determined that as of December 31, 2013, these actions remediated significant deficiencies that, when considered and taken together, constituted the material weakness described above to the extent that a material weakness no longer exists.

        Although we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm concludes that we have a material weakness in our internal controls or, after we are no longer an emerging growth company, is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

        Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to March 7, 2014, our stock had high and low sales prices in the range of $8.25 to $2.56 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this "Risk Factors" section of this report and others such as:

  •
  delay or failure in initiating or completing preclinical studies or clinical trials, or unsatisfactory results of these trials and the resulting impact on ongoing product development;

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

  •
  changes in our operating results;

  •
  any financial projections we may provide to the public, any changes in these projections, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow our common stock;

  •
  change in securities analysts' estimates of our performance, or our failure to meet analysts' expectations;

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

        To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on September 3, 2013 we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (MLV) under which, subject to certain conditions, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through MLV, acting as agent. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance could result in further dilution to our stockholders.

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

An active trading market for our common stock may not develop or be sustained or may be volatile.

        Our initial public offering was completed in February 2013, and we subsequently completed a secondary public offering of additional common shares later in 2013. Nevertheless, we continue to have a limited number of shares publicly available for purchase. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, the public market for our shares may be extremely volatile in light of the results of our operations, our limited resources, the number of products we may have in development at any given time, and numerous other factors.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

        If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 7, 2014, we had 32,981,396 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. As of December 25, 2013, approximately 5,409,636 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume and other limitations under Rule 144 under the Securities Act.

        Certain holders or our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. These shares will be able to be sold freely in the public market upon issuance.

        We have also registered 3,205,899 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to any vesting restriction or Rule 144 transfer restrictions applicable to affiliates.

If securities analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock will depend in part on the research and reports that securities and industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, or if our clinical trials or operating results fail to meet the analysts' expectations, as recently occurred with respect to KB003 and our Phase 2 study results, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

        Further, the listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms.

        In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

        Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 64% of our common stock as of December 31, 2013. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As a public company, our stock price has been volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

        In the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has sometimes been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

        For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis). If we do, the information that we provide stockholders may be different than what is available with respect to other public companies.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease an approximately 40,000 square-foot building (and sublease a portion of that building) consisting of office and laboratory space in South San Francisco, California, which serves as our corporate headquarters. The lease term commenced in July 2011 and has scheduled annual rent increases through the lease expiration in June 2014. We will not renew this lease upon its termination in June 2014.

        In December 2013, we entered into a lease for a 24,351 square-foot building consisting of office and laboratory space at 442 Littlefield Avenue, South San Francisco, California, which will serve as our new corporate headquarters. The new lease will commence in July 2014 and will expire in 2019. The lease agreement provides that the Company has the option to terminate the lease after 36 months, subject to additional fees and expenses. We believe that this new facility will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        We are currently not party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common stock has been trading on The NASDAQ Global Market under the symbol "KBIO" since it began trading on January 31, 2013. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low
2013
4th Quarter	$4.82	$3.66
3rd Quarter	$6.46	$4.45
2nd Quarter	$6.25	$4.89
1st Quarter (beginning January 31, 2013)	$8.00	$6.00

HOLDERS OF COMMON STOCK

        As of March 7, 2014, we had 32,981,396 shares of common stock outstanding held by approximately 44 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

 STOCK PERFORMANCE GRAPH

        The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 31, 2013, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 31, 2013	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Kalobios	KBIO	$100	$74	$69	$55	$54
NASDAQ Composite Index	IXIC	$100	$104	$108	$120	$133
NASDAQ Biotechnology Index	NBI	$100	$110	$120	$145	$157

DIVIDEND POLICY

        We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Additionally, our loan and security agreement with MidCap Financial, SBIC, LP (MidCap Financial) contains covenants that restrict our ability to pay dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The data in the tables below should be read together with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

        The statements of operations data for 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 were derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share information)
Consolidated Statements of Operations Data
Contract revenue	$44	$6,098	$20,255	$17,712	$589
Operating expenses:
Research and development	32,640	24,519	18,512	18,893	22,862
General and administrative	8,313	5,061	4,010	4,942	5,190

Total operating expenses	40,953	29,580	22,522	23,835	28,052

Loss from operations	(40,909)	(23,482)	(2,267)	(6,123)	(27,463)
Other income (expense):
Interest income (expense)	(999)	(140)	43	108	291
Other income (expense), net	(40)	113	(8)	915	348

Loss before income taxes	(41,948)	(23,509)	(2,232)	(5,100)	(26,824)
Benefit for income taxes	—	—	—	—	(19)

Net loss	$(41,948)	$(23,509)	$(2,232)	$(5,100)	$(26,805)

Basic and diluted net loss per common share	$(1.73)	$(11.22)	$(1.15)	$(3.02)	$(18.89)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	24,270,407	2,095,950	1,933,672	1,689,894	1,419,066

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$76,731	$20,298	$17,847	33,754	$19,873
Working capital	66,340	14,039	10,496	16,121	15,957
Total assets	78,704	24,539	19,347	35,984	22,081
Notes payable	9,968	9,826	—	—	—
Convertible preferred stock	—	102,023	83,178	83,178	83,178
Accumulated deficit	(140,215)	(98,267)	(74,758)	(72,526)	(67,426)
Total stockholders' equity (deficit)	60,536	(94,944)	(72,345)	(70,403)	(65,781)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements, including statements related to the scope, progress, expansion, and costs of developing and commercializing our product candidates, our anticipated financial results and condition, our expected future contract revenue from Sanofi and our anticipated expenses related to development activities, our clinical trials and the development and potential commercialization of our product candidates. These statements appearing throughout this Annual Report on Form 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K.

Overview

        We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient-targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates that we have advanced to the clinical development stage are:

  •
  KB001-A, a Humaneered®, PEGylated, anti-PcrV modified antibody fragment (Fab') antibody that is being developed for the prevention and treatment of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and cystic fibrosis(CF) patients with chronic Pa lung infections;

  •
  KB004, a Humaneered® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors; and

  •
  KB003, a Humaneered® anti-granulocyte macrophage colony-stimulating factor (anti-GM-CSF) monoclonal antibody that was being developed for the treatment of severe asthma inadequately controlled by corticosteroids. We have discontinued the development of this antibody in severe asthma.

        In January 2010, we entered into an agreement with Sanofi pursuant to which we granted Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this arrangement. We are conducting a Phase 2 clinical trial in CF patients with chronic

Pa infections. As part of Sanofi's clinical development plan for Pa ventilator associated pneumonia (VAP), Sanofi is conducting a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. We understand that, if deemed successful, the Phase 1 study will be followed, after completion of manufacturing process development and scale-up, by a Phase 2b intravenous study to begin mid-year 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP. Based on the results of this clinical trial, Sanofi plans to conduct a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

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

        We have an ongoing 180-patient, randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections. We also have an ongoing Phase 1 dose escalation study of KB004 in subjects with hematologic cancer and entered the Phase 2 expansion portion of the clinical testing of KB004 in AML and MDS patients in February 2014. Finally, we completed our 160-patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids in February 2014, and while we have discontinued development of KB003 in severe asthma, we are evaluating other potential indications for this antibody. We believe our available capital, including the net proceeds from our stock offerings, and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial, SBIC, LP (MidCap Financial) in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A Phase 2 clinical trial is successful, or if we see levels of clinical response that warrant significant increases in cohorts or patients in the Phase 2 portion of our KB004 clinical trial, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

        We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million at that time. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

        From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of December 31, 2013, we had an accumulated deficit of $140.2 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2013, we had cash, cash equivalents, and marketable securities of $76.7 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids. In addition, we have incurred and we expect to continue to incur substantial expenses for our Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections and our Phase 1 and Phase 2 clinical trials for our KB004 oncology program. In addition, if a product is approved for commercialization, we will need to expand our organization. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Use of Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

  Accrued Research and Development Expenses

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

        We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing these costs, we estimate the time period over which services will be performed for which we have not been invoiced and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period.

  Stock-Based Compensation

        Our stock-based compensation expense for stock options is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of our publicly listed peers over a period equal to the expected terms of the options as we do not have a sufficient trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

  Revenue Recognition

        Our contract revenue is generated primarily through research and development collaboration agreements, which may include nonrefundable, non-creditable upfront fees, funding for research and development efforts, and milestone or other contingent payments for achievements with regards to our licensed products. We have not materially modified any previous material collaboration agreements or entered into any new agreements in 2013 or 2012, nor have we received any milestone payments in 2013 or 2012. Therefore, all collaboration agreements have been accounted for in accordance with the accounting guidance applicable to such arrangements prior to our adoption of Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2010-17, Revenue Recognition—Milestone Method.

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

Results of Operations

  General

        We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At December 31, 2013, we had an accumulated deficit of $140.2 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

  Contract Revenue

        Our recent revenue is comprised primarily of collaboration agreement-related revenue. Collaboration agreement-related revenue includes license fees, payments for research and development services, and milestone and other contingent payments.

  Research and Development Expenses

        Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We currently track external research and development costs incurred by project for each of our clinical programs (KB001-A, KB003, and

KB004). We have not tracked our external costs by project since inception. We began tracking our external costs by project beginning January 1, 2008, and we have continued to refine our systems and our methodology in tracking external research and development costs. Our external research and development expenses consist primarily of:

  •
  expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

  •
  the cost of acquiring and manufacturing clinical trial and other materials; and

  •
  other costs associated with development activities, including additional studies.

        Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the years ended December 31, 2013, 2012, 2011, and for the period from January 1, 2008 to December 31, 2013:

	Year Ended December 31,			For the Period from January 1, 2008 to December 31, 2013
(In thousands)	2013	2012	2011
External costs:
KB001-A	$6,703	$4,996	$2,209	$25,480
KB003	11,975	7,682	1,433	35,814
KB004	5,702	4,102	5,502	25,902
Other research and development costs	8,260	7,739	9,368	54,690

Total research and development	$32,640	$24,519	$18,512	$141,886

        We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing our Phase 2 clinical trial for our KB001-A CF program, and our Phase 1/ Phase 2 clinical trial for our KB004 oncology program, as well as concluding our Phase 2 clinical trial for our KB003 severe asthma program completed in February 2014. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the Phase 2 trial for KB001-A, and the ongoing Phase 1/Phase 2 trial for KB004.

  General and Administrative Expenses

        General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2013, 2012, and 2011, general and administrative expenses were $8.3 million, $5.1 million and $4.0 million, respectively.

  Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
				Percent Change
(In thousands)	2013	2012	Variance
Contract revenue	$44	$6,098	$6,054	(99)%
Operating expenses:
Research and development	32,640	24,519	(8,121)	33%
General and administrative	8,313	5,061	(3,252)	64%

Loss from operations	(40,909)	(23,482)	17,427	74%
Interest income (expense)	(999)	(140)	859	614%
Other income (expense), net	(40)	113	153	(135)%

Net loss	$(41,948)	$(23,509)	$18,439	78%

        Contract revenue in each period was related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased $6.1 million in 2013 compared to 2012, and was mainly attributable to the completion of our substantive performance obligations in mid 2012 under our agreement with Sanofi. As we have completed all of our substantive performance obligations under our agreement with Sanofi, we expect future contract revenue from Sanofi to be minimal in future periods unless we receive contingent payments or royalties under our agreement.

        Research and development expenses increased $8.1 million in 2013 compared to 2012. The increase was primarily attributed to a $4.3 million increase in external spending for clinical trial expenses for our KB003 severe asthma program, a $1.7 million increase in external spend on our KB001-A CF program, and a $1.6 million increase in external spend for our KB004 program for hematological malignancies, as well as out of period adjustments of $0.5 million of 2012 related expenses recorded in 2013. We began enrollment of patients in a Phase 2 clinical trial in CF patients of KB001-A with chronic Pa infections in the quarter ended March 31, 2013, and continued enrollment of patients in the Phase 1 clinical trial in hematologic malignancies of KB004 throughout 2013. While external expenses on KB003 are likely to decrease significantly in 2014 as a result of the trial being completed in the first quarter of 2014 and our discontinuing development of KB003 in severe asthma, we expect external costs on our other programs will continue to increase, which is expected to result in an increase in total research and development expense in 2014.

        General and administrative expenses increased $3.3 million in 2013 compared to 2012. The increase in general and administrative expenses was primarily due to increases in personnel related expense of $1.4 million, as well as an increase in legal, accounting, consulting, insurance, and other fees of $1.9 million related to being a public reporting company. We expect an increase in general and administrative expenses in 2014 as we continue to build required infrastructure in support of being a public reporting company.

        Interest expense, net, increased by $0.9 million in 2013 compared to 2012, due to interest expense related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in June 2013.

        Other income (expense), net decreased by $0.2 million in 2013 compared to 2012, primarily due to one-time gains recorded in 2012 related to the sale of fixed assets and the revaluation of our convertible preferred stock warrant liabilities.

  Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
				Percent Change
(In thousands)	2012	2011	Variance
Contract revenue	$6,098	$20,255	$14,157	(70)%
Operating expenses:
Research and development	24,519	18,512	(6,007)	32%
General and administrative	5,061	4,010	(1,051)	26%

Loss from operations	(23,482)	(2,267)	21,215	936%
Interest income (expense)	(140)	43	183	(426)%
Other income (expense), net	113	(8)	(121)	(1513)%

Net loss	$(23,509)	$(2,232)	$21,277	953%

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

        Interest income (expense), increased by $0.2 million in 2012 compared to 2011. The increase was due to interest expense related to our loan and security agreement entered into in September 2012, partially offset by interest income of $45,000.

        Other income (expense), increased by $0.1 million in 2012 compared to 2011. The increase was due to a gain on sale of fixed assets of $146,000 and a gain of $39,000 related to the revaluation of our convertible preferred stock warrant liabilities. The increase was primarily offset by a foreign currency exchange loss of $64,000.

Income Taxes

        As of December 31, 2013, we had net operating loss carryforwards of approximately $133.3 million to offset future federal income taxes which expire in the years 2024 through 2033, and approximately $133.3 million that may offset future state income taxes which expire in the years 2015 through 2033. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2013, we recorded a 100% valuation allowance against our deferred tax assets of approximately $56.8 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At December 31, 2013, we had cash and cash equivalents of $54.2 million and marketable securities of $22.5 million, totaling $76.7 million.

        The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(38,815)	$(23,906)	$(15,330)
Investing activities	(13,920)	5,075	9,732
Financing activities	96,008	26,440	34

Net increase (decrease) in cash and cash equivalents	$43,273	$7,609	$(5,564)

        Net cash used in operating activities was $38.8 million, $23.9 million and $15.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The primary use of cash in each of these periods was to fund our operations related to the development of our product candidates. Net cash used for the year ended December 31, 2013 increased compared to 2012, primarily due to an $18.4 million increase in net loss adjusted for noncash items, as well as net changes in operating assets and liabilities. The increase in net cash used in 2012 compared to 2011 was primarily due to a $21.3 million increase in net loss, partially offset by changes in operating assets and liabilities including a reduced decrease in deferred revenue as we completed our activities under our Sanofi collaboration and increases in accounts payable in 2012 attributed to ongoing development and clinical trial activities.

        Net cash used in investing activities was $13.9 million for the year ended December 31, 2013, as compared to net cash provided by investing activities of $5.1 million and $9.7 million for the years ended December 31, 2012 and 2011, respectively. For 2013, our purchases of short-term investments exceeded the cash generated by maturities of our short-term investments. In 2012 and 2011, the cash generated by maturities of our short-term investments, as well as proceeds from the sale of property and equipment, exceeded our purchases of short-term investments.

        Net cash provided by financing activities was $96.0 million, $26.4 million and $34,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The cash provided by financing activities in 2013 was primarily due to the net proceeds of $61.5 million from our IPO in February 2013 and net proceeds of $32.0 million from our equity public offering in October 2013. The cash provided by financing activities in 2012 consisted primarily of the net proceeds of $18.8 million from the issuance of convertible preferred stock and $9.8 million from the drawdown of the debt facility, partially offset by payments of deferred costs of $2.3 million related to our initial public offering.

        We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections, and for our ongoing Phase 1/Phase 2 clinical trials for our KB004 development program in hematologic malignancies.

        We believe our available capital, including the net proceeds from our recent public offerings and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap Financial in September 2012 and amended in June 2013, will be sufficient to sustain operations for at least the next 12 months. If the KB001-A or KB004 Phase 2 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

At-The-Market Issuance Sales Agreement

        On September 3, 2013 we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (MLV) under which, subject to certain conditions, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV, acting as agent. As of December 31, 2013, we had made no sales of common stock under the At-the-Market Issuance Sales Agreement.

Contractual Obligations and Commitments

        Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Lease obligations	$4,147	$1,026	$2,278	$843	$—
Notes payable	11,445	4,020	7,425	—	—
Research Contractual Obligations	1,700	1,700	—	—	—

Total	$17,292	$6,746	$9,703	$843	$—

  Operating Leases Payable

        We lease a 40,000 square-foot building consisting of office and laboratory space in South San Francisco, California, which serves as our corporate headquarters. We also sublease approximately 20,000 square feet of our leased space to third parties. The lease commenced in July 2011 and expires in June 2014. We will not renew this lease upon its termination in June 2014.

        In December 2013, we entered into a new lease for a 24,351 square-foot building consisting of office and laboratory space at 442 Littlefield Avenue, South San Francisco, California, which will serve as our new corporate headquarters. The new lease will commence in July 2014 and will expire in 2019. The lease agreement provides that we have the option to terminate the lease after 36 months, subject to additional fees and expenses. And at the end of the five year term of the new lease, we have the option to extend its term for an additional five years at the then current fair market value rental rate determined in accordance with the terms of the Lease.

  Notes Payable

        In September 2012, we entered into a loan and security agreement with MidCap Financial providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million may be drawn at our option. The loan and security agreement provides for the loan to be issued in three tranches, the first tranche of $5 million was issued in September 2012, the second tranche of $5 million was issued in December 2012, and the final tranche was to be drawn at our option no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over 36 months. At the time of final payment, we must pay an exit fee of 3% of the drawn amount which we are currently accreting. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after- acquired assets, excluding intellectual property. In addition, the terms of the loan and security agreement provide MidCap Financial a warrant to purchase shares of our Series E convertible preferred stock equal to 4% of the amount drawn down under the facility divided by the Series E convertible preferred stock exercise price of $12.11. The warrant was exercisable for up to 10 years from the date of issuance but expired upon the completion of our initial public offering in February 2013.

        On June 19 2013, we amended our loan and security agreement with MidCap Financial to extend the draw down date for the final tranche of $5.0 million from June 2013 to no later than May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down, and we issued MidCap Financial a warrant to purchase 49,548 shares of the Company's common stock with an exercise price of $12.11 per share.

  Contracts

        On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA's current Good Manufacturing Practice (cGMP) when required. As a result of the outcome of our phase 2 trial of KB003 in severe asthma patients, and our discontinuation of development of KB003 for severe asthma, we are re-evaluating this agreement and may seek to negotiate termination, changes to or reductions in the committed activities under this agreement depending on potential future development plans for KB003 in other indications. As of December 31, 2013, we had a commitment for services of approximately $1.7 million with the third party.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, corporate bonds, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments, including those included in cash equivalents and marketable securities, was $75.8 million and $15.3 million as of December 31, 2013 and December 31, 2012, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages F-1 through F-28.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2012, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

  Material Weakness Previously Identified

        As previously reported in our annual report on Form 10-K for the year ended December 31, 2012, management identified a material weakness in our internal control over financial reporting related to the completeness and accuracy of our clinical trial expenses. Errors were identified in the analysis and preparation of our clinical trial expenses and related balance sheet accounts, including the failure to accrue expenses from third party contract research organizations ("CROs"). These control deficiencies resulted in the misstatement of clinical trial expenses in the fourth quarter of 2012 and certain previously reported periods. The correction of these errors resulted in adjustments to increase clinical trial expenses that were recorded in the fourth quarter ended December 31, 2012.

        These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned accounts that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constituted a material weakness.

  Remediation of Material Weakness

        Subsequent to the identification of the material weakness, we hired additional finance staff and implemented additional review procedures related to our internal controls over the completeness and accuracy of our clinical trial expenses and related accruals and the associated financial statement close process monitoring and review procedures to ensure that our accounting for clinical trial expenses and related accruals is in accordance with generally accepted accounting principles. These improvements to our internal control infrastructure were implemented over the course of the first three quarters of 2013, and were in place in connection with the preparation of our financial statements for the year ended December 31, 2013. As such, we believe that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as discussed above.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) ("COSO") in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

        Other than the changes disclosed above regarding the remediation of the previous material weakness, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        On or about March 12, 2014, the Company entered into new Employment Agreements (the "Employment Agreements") with our Chief Executive Officer, certain of our other named executive officers (together, the "Executives") and certain other officers. The Employment Agreements are intended to provide greater consistency of employment terms between the Company and its senior management team. The Employment Agreements provide for a three-year term, with automatic one-year renewal periods at the end of that term unless either party provides notice of intent to terminate. Each member of the senior management team, including the Executives, is and will continue to be an at-will employee of the Company.

        The Employment Agreements for the Executives also provide that if employment is terminated by the Company without cause or if the applicable Employment Agreement is not renewed by the Company, then the terminated Executive will become eligible to receive the following severance benefits, subject to the execution of a release of claims: (i) nine months (twelve months with respect to the CEO) of salary continuation, (ii) an amount equal to the cost of nine months (twelve months with respect to the CEO) of COBRA coverage less the active rate for such coverage, payable as a lump sum, (iii) a pro-rated incentive bonus assuming at least nine months (twelve months with respect to the CEO) of employment in the then current calendar year, and (iv) nine months (twelve months with respect to the CEO) of accelerated vesting of then unvested equity awards.

        The Employment Agreements for the Executives further provide that if, within one year following a Change in Control, employment is terminated by the Company without cause or by the Executive for good reason, then the terminated Executive will become eligible to receive the following severance benefits, subject to the execution of a release of claims: (i) fifteen months (eighteen months with respect to Mr. Pritchard) of salary continuation, (ii) an amount equal to the cost of fifteen months (eighteen months with respect to the CEO) of COBRA coverage less the active rate for such coverage, payable as a lump sum, (iii) 125% (150% with respect to the CEO) of his target incentive bonus and (iv) full vesting of all then unvested equity awards.

        The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full text of the Employment Agreements, which are filed as Exhibits 10.39 through 10.42 to this Form 10-K and are incorporated by reference herein.

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

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Certain Beneficial Owners and Management" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Compensation" and "Director Compensation" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the applicable information set forth in "Transactions with Related Persons" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Kalobios Pharmaceuticals Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

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

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of KaloBios Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of KaloBios Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KaloBios Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Redwood City, California March 13, 2014

KaloBios Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$54,220	$10,947
Marketable securities	22,511	9,351
Contract receivables	44	87
Prepaid expenses and other current assets	742	871
Restricted cash	205	—

Total current assets	77,722	21,256
Restricted cash	—	205
Property and equipment, net	276	230
Deferred offering costs	—	2,803
Other assets	706	45

Total assets	$78,704	$24,539

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,197	$2,448
Accrued compensation	1,091	628
Deferred rent, short-term	160	101
Accrued research and clinical liabilities	3,309	3,538
Notes payable, short-term	3,182	—
Other accrued liabilities	443	502

Total current liabilities	11,382	7,217
Deferred rent, long-term	—	62
Notes payable, long-term	6,786	9,826
Other liabilities, long-term	—	355

Total liabilities	18,168	17,460
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.001 par value: no shares and 60,152,555 shares authorized at December 31, 2013, and December 31, 2012, respectively; no shares and 12,329,330 shares issued and outstanding at December 31, 2013, and December 31, 2012, respectively	—	102,023
Stockholders' equity (deficit):
Common stock, $0.001 par value: 47,500,000 shares and 80,000,000 shares authorized at December 31, 2013, and December 31, 2012, respectively; 32,931,092 and 2,186,695 shares issued and outstanding at December 31, 2013, and December 31, 2012, respectively	33	2
Additional paid-in capital	200,715	3,317
Accumulated other comprehensive income	3	4
Accumulated deficit	(140,215)	(98,267)

Total stockholders' equity (deficit)	60,536	(94,944)

Total liabilities and stockholders' equity (deficit)	$78,704	$24,539

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Contract revenue	$44	$6,098	$20,255
Operating expenses:
Research and development	32,640	24,519	18,512
General and administrative	8,313	5,061	4,010

Total operating expenses	40,953	29,580	22,522

Loss from operations	(40,909)	(23,482)	(2,267)
Other income (expense):
Interest income	86	44	43
Interest expense	(1,086)	(184)	—
Other income (expense), net	(39)	113	(8)

Net loss	(41,948)	(23,509)	(2,232)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(1)	5	2

Comprehensive loss	$(41,949)	$(23,504)	$(2,230)

Basic and diluted net loss per common share	$(1.73)	$(11.22)	$(1.15)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	24,270,407	2,095,950	1,933,672

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Deficit
(in thousands, except share information)	Shares	Amount	Shares	Amount
Balances at December 31, 2010	10,657,030	$83,178	1,856,765	$2	$2,124	$(3)	$(72,526)	$(70,403)
Issuance of common stock upon exercise of options and vesting of stock awards	—	—	129,666	—	67	—	—	67
Stock-based compensation expense	—	—	—	—	221	—	—	221
Comprehensive loss	—	—	—	—	—	2	(2,232)	(2,230)

Balances at December 31, 2011	10,657,030	83,178	1,986,431	2	2,412	(1)	(74,758)	(72,345)
Issuance of Series E convertible preferred stock, net of issuance costs of $1,404	1,672,300	18,845	—	—	—	—	—	—
Issuance of common stock upon exercise of options and vesting of stock awards	—	—	200,264	—	84	—	—	84
Stock-based compensation expense	—	—	—	—	821	—	—	821
Comprehensive loss	—	—	—	—	—	5	(23,509)	(23,504)

Balances at December 31, 2012	12,329,330	102,023	2,186,695	2	3,317	4	(98,267)	(94,944)
Conversion of preferred stock to common stock	(12,329,330)	(102,023)	13,211,120	13	102,010	—	—	102,023
Reclassification of preferred stock warrants liability to additional paid-in capital in conjunction with the conversion of the convertible preferred stock to common stock upon initial public offering	—	—	—	—	157	—	—	157
Issuance of common stock upon initial public offering, net of issuance costs	—	—	8,750,000	9	61,477	—	—	61,486
Issuance of common stock upon equity offering, net of issuance costs	—	—	8,625,000	9	32,020			32,029
Issuance of common stock upon exercise of stock options	—	—	158,277	—	164	—	—	164
Stock-based compensation expense	—	—	—	—	1,440	—	—	1,440
Issuance of warrants in connection with credit facility	—	—	—	—	130			130
Comprehensive loss	—	—	—	—	—	(1)	(41,948)	(41,949)

Balances at December 31, 2013	—	$—	32,931,092	$33	$200,715	$3	$(140,215)	$60,536

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(41,948)	$(23,509)	$(2,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	193	484
Amortization of intangible assets	—	111	111
Noncash interest expense	173	22	—
Amortization of premium on marketable securities	416	237	429
Stock based compensation expense	1,440	821	221
Gains on disposal of fixed assets	—	(146)	0
Change in fair value of preferred stock warrant liabilities	—	(39)	48
Changes in operating assets and liabilities:
Contract receivables	43	90	332
Prepaid expenses and other assets	(435)	(291)	(11)
Accounts payable	1,223	2,007	(908)
Accrued compensation	463	(205)	95
Deferred revenue	—	(5,630)	(13,977)
Accrued research and clinical liabilities	(229)	2,459	45
Other liabilities	(256)	27	11
Deferred rent	(3)	(53)	22

Net cash used in operating activities	(38,815)	(23,906)	(15,330)
Investing activities:
Purchases of property and equipment	(344)	(20)	(463)
Proceeds from sale of property and equipment	—	170	—
Purchase of marketable securities	(46,852)	(25,507)	(26,974)
Proceeds from maturities of marketable securities	26,035	30,432	36,891
Proceeds from sales of marketable securities	7,241	—	—
Changes in restricted cash	—	—	278

Net cash provided by (used in) investing activities	(13,920)	5,075	9,732
Financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting costs	65,100
Proceeds from the sale of common stock, net of underwriting costs	32,430
Payments of offering related costs	(1,686)	(2,329)	—
Proceeds from the exercise of stock options	164	84	34
Proceeds from issuance of debt	—	9,840	—
Proceeds from issuances of Series E preferred stock, net	—	18,845	—

Net cash provided by financing activities	96,008	26,440	34
Net increase (decreases) in cash and cash equivalents	43,273	7,609	(5,564)
Cash and cash equivalents, beginning of period	10,947	3,338	8,902

Cash and cash equivalents, end of period	$54,220	$10,947	$3,338

Supplemental cash flow disclosure:
Cash paid for interest	$890	$109	$—
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$102,023	$—	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$157	$—	$—
Issuance of common stock warrants in connection with a loan amendment	$130	$—	$—
Issuance of preferred stock warrant issued with note payable	$—	$79	$—

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

        KaloBios Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose primary business is to develop monoclonal antibody therapeutics for diseases that represent a significant burden to society and to patients and their families. The Company's primary clinical focus is on respiratory diseases and cancer. The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. All of the Company's assets are located in California.

        The Company has incurred significant losses and had an accumulated deficit of $140.2 million as of December 31, 2013. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). The Company completed its initial public offering (IPO) in February 2013. To date, none of the Company's product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

          Level 1—Quoted prices in active markets for identical assets or liabilities.

          Level 2—Inputs other than those included in Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (marketable securities and convertible preferred stock warrant liabilities) that are measured at fair value, and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	—	12,301	—	12,301
Commercial paper	—	8,249	—	8,249
Corporate debt securities	—	1,961	—	1,961

Total investments	$53,511	$22,511	$—	$76,022

	Fair Value Measurements as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$5,923	$—	$—	$5,923
U.S. government-backed securities	—	9,351	—	9,351

Total investments	$5,923	$9,351	$—	$15,274

Convertible preferred stock warrant liabilites	$—	$—	$157	$157

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company's commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company's Level 2 investments as of December 31, 2013 is less than nine months and all of these investments are rated by S&P and Moody's at AAA or AA+.

        The fair value of the convertible preferred stock warrant liabilities as of December 31, 2012 was calculated using a Black-Scholes option-pricing model, with inputs of the estimated fair value of the underlying common stock at the valuation measurement date of $8.00 per share based upon the price at which common stock was sold in the Company's IPO, the remaining contractual term of the warrants of 2.8 years, the risk-free interest rate of 0.36% based upon the yield of U.S. Treasury instruments with similar durations, the lack of any expected future dividends and the estimated expected volatility of the price of the underlying common stock of 55% based upon the average historic price volatility of a peer group of publicly traded entities.

        The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Convertible Preferred Stock Warrant Liabilites
(in thousands)
Balance at December 31, 2011	$117
Issuances	79
Unrealized gain included in other income (expense), net	(39)

Balance at December 31, 2012	$157
Reclassification to additional paid-in capital upon conversion to common stock warrant	(157)

Balance at December 31, 2013	$—

        The estimated fair value of the notes payable as of December 31, 2013, based upon current market rates for similar borrowings, as measured using Level 3 inputs, approximates the carrying amount as presented on the consolidated balance sheet.

Cash, Cash Equivalents, and Marketable Securities

        The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing and demand money market accounts. The Company invests in marketable securities consisting primarily of certificates of deposit, money market funds, corporate securities, commercial paper, U.S. government-backed securities and U.S. treasury notes. These securities are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss), a separate component of stockholders' deficit. The Company may liquidate any of these investments in order to meet the Company's liquidity needs in the next year.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Realized gains and losses from the sale of marketable securities are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income (expense), net in the consolidated statements of comprehensive loss. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including whether the decline is attributed to a change in credit risk, and whether it is more likely-than-not that the Company will hold the security for a period of time sufficient to allow for an anticipated recovery in market value. The Company realized gains of $2,700 from the sale of marketable securities for the year ended December 31, 2013, and no realized gains or losses from the sale of marketable securities for the years ended December 31, 2012 and 2011.

Restricted Cash

        Restricted cash at December 31, 2013 and December 31, 2012 consisted of $0.2 million related to standby letters of credit issued in connection with an operating lease for the Company's corporate headquarters.

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

        The Company's intangible assets consist of intellectual property and know-how acquired, related to developed technology for antibody production, as part of the Company's acquisition of Celscia Therapeutics, Inc., effective January 12, 2004. Such intellectual property and know-how acquired provides the Company with alternative future uses in different research projects. The intellectual property and know-how acquired of $1.0 million was being amortized over the estimated useful life of the technology, which the Company estimated to be nine years. For each of the years ended December 31, 2013, 2012, and 2011, the Company recorded amortization expense of zero, $0.1 million and $0.1, respectively. As of December 31, 2012, the Company's intangible assets were fully amortized.

Deferred Offering Costs

        Capitalized deferred offering costs as of December 31, 2012 consisted of legal, accounting, printing and filing fees incurred in the preparation of the Company's Registration Statements on Form 10-12G and Form S-1 as part of the Company's IPO. These deferred offering costs were offset against the IPO

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

proceeds upon the completion of the offering in February 2013. Deferred offering costs associated with the Company's Registration Statement on Form S-3 in October 2013 were capitalized and offset against the proceeds from the October 2013 offering.

Convertible Preferred Stock Warrant Liabilities and Common Stock Warrants

        Prior to the Company's IPO, outstanding warrants to purchase shares of the Company's Series B-2 and Series E preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company's preferred stock warrants during each reporting period and was recorded as a component of other income (expense) in the statement of operations for that period.

        Upon the closing of the Company's initial public offering (IPO) and the conversion of the underlying preferred stock to common stock, the Company's warrants to purchase shares of Series B-2 preferred stock were converted into warrants to purchase shares of the Company's common stock. The aggregate fair value of these warrants upon the closing of the IPO was $157,000 which was reclassified from liabilities to additional paid-in capital, a component of stockholders' equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

        The warrant to purchase shares of the Company's Series E preferred stock expired upon the closing of the Company's IPO in February 2013.

        On June 19, 2013, the Company entered into an amendment (the Amendment) to a loan and security agreement (the Agreement) with MidCap Financial, SBIC, LP (MidCap Financial). In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company's common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date.

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

        The Company estimates preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. In 2012, certain out-of-period adjustments to increase clinical trial expenses by $329,000 were recorded. In 2013, adjustments to increase 2012 clinical trial expenses by $80,000 and other research expenses by $474,000 were recorded. We analyzed and assessed the effect of these adjustments in the annual and interim periods in which they should have been recorded, as well as the effect that these errors had, both individually and in the aggregate, on our reported financial results during the annual and interim periods in which they occurred. This analysis also included their impact on disclosed financial trends and on our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the affected 2012 Annual Report on Form 10-K. Following this analysis and taking into account both quantitative and qualitative factors, we believe that the uncorrected out-of-period costs that we disclosed in our reports are not material to the respective periods in which the errors occurred.

Revenue Recognition

        The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) transfer of technology has been completed, delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned. All revenue recognized to date under the Company's collaborative agreements has been nonrefundable.

  Multiple Element Arrangements

        The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. To date, all of the Company's research and development collaboration and license agreements have been assessed to have one unit of accounting. Up-front and license fees received for a combined unit of accounting are deferred and recognized ratably over the projected performance period. Nonrefundable fees where the Company has no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

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

  Milestones and Other Contingent Payments

        The Company has adopted the milestone method as described in FASB ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

achieved; (ii) the event can only be achieved; based in whole or in part on either the company's performance or a specific outcome resulting from the company's performance; and (iii) if achieved, the event would result in additional payments being due to the company. Contingent payments which do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If the Company has no remaining performance obligations under combined unit if accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

        The Company's research and development and license agreements provide for payments to be paid to the Company upon the achievement of development milestones or success fees. Given the challenges inherent in developing biologic products, there may be substantial uncertainty as to whether any such milestones would be achieved at the time the agreements are executed. In addition, the Company will evaluate whether the development milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor's performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) it relates solely to past performance; and (3) it is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

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

        The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are re-measured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting is affected each reporting period by changes in the fair value of the Company's common stock.

Income Taxes

        The Company accounts for income taxes under an asset-and-liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for tax and financial reporting purposes measured by applying enacted tax rates and laws that will be in effect when the differences are expected to reverse, net operating loss carryforwards and tax credits. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's provision for income taxes.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss. The unrealized gains or losses are reported on the Consolidated Statements of Comprehensive Loss.

Net Loss Per Common Share

        Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options and common and preferred stock warrants are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

        The Company's potential dilutive securities which include convertible preferred stock, unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

        The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	12,329,330	10,657,030
Unvested common stock	—	—	139,033
Warrants to purchase preferred stock	—	72,029	38,997
Options to purchase common stock	1,820,784	1,030,795	1,086,299
Warrants to purchase common stock	88,545

	1,909,329	13,432,154	11,921,359

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

3. Investments

        At December 31, 2013, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	12,301		—	12,301
Commercial paper	8,246	3	—	8,249
Corporate debt securities	1,961	—	—	1,961

Total investments	$76,019	$3	$—	$76,022

Reported as:
Cash and cash equivalents				$53,306
Marketable securities				22,511
Restricted cash				205

Total investments				$76,022

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Investments (Continued)

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

        As of December 31, 2013, all securities had remaining contractual maturities of less than one year.

4. Property and Equipment

        Property and equipment consists of the following:

	December 31
(In thousands)	2013	2012
Laboratory equipment	$1,453	$1,453
Computer equipment and software	493	435
Leasehold improvements, furniture and fixtures	1,571	1,286

	3,517	3,174
Accumulated depreciation and amortization	(3,241)	(2,944)

Property and equipment, net	$276	$230

        Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $298,000, $193,000 and $484,000, respectively.

5. Research and Development Collaboration and License Agreements

        All of the contract revenues recognized in the years ended December 31, 2013, 2012, and 2011 was related to the development and commercialization agreement with Sanofi.

Sanofi

        In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Research and Development Collaboration and License Agreements (Continued)

the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi's performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retains responsibility, at the Company's cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company's Phase 2 clinical trial of KB001-A in Pa-infected patients with CF.

        The agreement will remain in effect until all payment obligations under the agreement end. Sanofi may terminate the agreement for convenience, and either Sanofi or the Company may terminate the agreement for material breach of the agreement by the other party. In the event Sanofi terminates the agreement for convenience or the Company terminates due to Sanofi's material breach, worldwide rights to develop, manufacture and commercialize licensed products would revert back to the Company, and Sanofi would grant to the Company a license to allow it to develop, manufacture, and commercialize licensed products worldwide, subject to commercially reasonable financial terms to be negotiated by the parties after such termination. In the event that the Company materially breaches the agreement, Sanofi may terminate the agreement or, rather than terminate the agreement, opt to deduct any damages awarded for the Company's breach against future contingent payments and royalties otherwise payable by Sanofi under the agreement.

        The upfront payment of $40 million was recognized over the estimated period of the Company's substantive performance obligations under the agreement. During the three-month period ended March 31, 2012, the Company and Sanofi agreed to amend the 2010 agreement as Sanofi requested that the Company perform additional services. Therefore, the Company revised its estimate to reflect that the substantive performance obligations under the agreement were expected to be completed by June 30, 2012. The substantive performance obligations under the agreement were completed by June 30, 2012.

        Under the terms of the Sanofi agreement, the Company receives specified research and development funding for services performed in connection with KB001-A research and development efforts. Reimbursements received by the Company for these services are recorded as contract revenue when earned as the related services are provided.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Research and Development Collaboration and License Agreements (Continued)

        Revenue recognized under the Sanofi agreement was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Contract revenue:
Amortization of upfront fees	$—	$5,630	$18,977
Reimbursement for development-related activities	44	468	1,278

Total contract revenue	$44	$6,098	$20,255

        During the year ended December 31, 2013, the Company recorded research and development expenses related to materials purchased from Sanofi of $1.1 million.

6. Notes Payable

Loan and Security Agreement

        In September 2012, the Company entered into the Agreement with MidCap Financial, providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million may be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and, prior to the amendment described below, the final tranche could have been drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months until December 31, 2016. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provided MidCap Financial a warrant to purchase shares of the Company's Series E convertible preferred stock (Series E Preferred) equal to 4% of the amount drawn down under the facility divided by the Series E Preferred exercise price of $12.11 per share. The warrant expired upon the completion of the Company's IPO.

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

        In connection with the Agreement and the first tranche draw down of $5 million in September 2012 and second tranche draw down of $5 million in December 2012, the Company issued a warrant to MidCap Financial to purchase shares of the Company's Series E Preferred. Contemporaneously with the issuance of the warrant, the Company recorded a debt discount of $79,000.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Notes Payable (Continued)

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

        In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company's common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. The warrants issued to Midcap Financial had an initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized as non-cash interest expense over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock.

        The Company recorded interest expense related to the borrowings of $1.1 million for the year ended December 31, 2013. Included in interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the year ended December 31, 2013, the effective interest rate on the amounts borrowed under the Agreement, including the accretion of the debt discount and the accretion of the final payment, was 10%.

        Future payments as of December 31, 2013 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of December 31, 2013, are as follows (in thousands):

2014	$4,020
2015	3,724
2016	3,701

Total minimum payments	11,445
Less amount representing interest	(1,445)

Notes payable, gross	10,000
Discount on notes payable	(117)
Accretion of the final exit fee payment	85

Carrying value of notes payable	$9,968

7. Warrants to Purchase Common Stock

        On June 19, 2013, in connection with the Amendment to its debt agreement with MidCap Financial, the Company issued a warrant to purchase up to 49,548 shares of the Company's common stock with an exercise price of $12.11 per share. The warrant expires in June 2023. The Company recorded the initial value of the warrants in equity and other assets in the accompanying consolidated

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Warrants to Purchase Common Stock (Continued)

balance sheet, with the deferred other asset to be amortized over the remaining term of the debt using the effective interest method.

        In addition, the Company has outstanding warrants to purchase an aggregate of 38,997 shares of common stock at $5.13 per share which will expire on October 31, 2015.

8. Commitments and Contingencies

Operating Leases

        The Company's noncancelable operating lease for its current facilities in South San Francisco, California expire in June 2014. In connection with the lease, the Company has issued a standby letter of credit for approximately $0.2 million for the deposit requirement under the terms of the lease. Rent expense is recognized on a straight-line basis over the term of the lease. The Company is also responsible for certain operating expenses. The lease provided an allowance of approximately $0.2 million from the landlord for leasehold improvements that was utilized in the year ended December 31, 2011. This amount has been included in deferred rent in the accompanying balance sheets and is being amortized over the term of the lease, on a straight-line basis.

        In December 2013, the Company entered into a lease agreement for a new facility in South San Francisco, California. The new lease will commence in July 2014 and will expire in 2019. Per the terms of the lease agreement, the Company has the option to terminate the lease after 36 months, subject to additional fees and expenses. At the end of the five year term of the new lease, the Company has the option to extend its term for an additional five years at the then current fair market value rental rate determined in accordance with the terms of the Lease.

        As of December 31, 2013, future minimum lease payments due under our two leases are as follows:

(in thousands)
2014	$1,026
2015	701
2016	759
2017	818
2018	843

Total	$4,147

        In January 2009, the Company entered into a sublease agreement, as amended in April 2009, with a third party to sublease a portion of the Company's facility in South San Francisco, California. The sublease had a 29 month term that began February 1, 2009 and ended June 2011. In January 2011, the third party renewed the sublease for the term beginning July 2011 and ending June 2014. In August and December 2011, the third party amended the sublease to include additional space. In March 2012, the Company entered into a second sublease agreement with another third party to sublease a portion of the Company's facility in South San Francisco, California. The sublease has a 28 month term that began March 1, 2012 and ends June 2014. Under the agreements, the Company will receive sublease payments of $553,000 in 2014. The sublease income received is recorded as an offset to the Company's rent expenses.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        Rent expense, net of sublease income, was zero, $0.1 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sublease income was $1.1 million, $1.0 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Indemnifications

        The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is equal to the officer's or director's lifetime.

        The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company's exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

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

9. Stockholders' Equity

Initial Public Offering

        The Company closed its initial public offering in February 2013, selling 8,750,000 shares of common stock. The IPO price was $8.00 per share. As a result of the IPO, the Company received gross proceeds of approximately $70.0 million, which resulted in net proceeds to the Company of approximately $61.5 million, after underwriting and other expenses of approximately $8.5 million (comprised of $4.9 million in underwriting discounts and commissions and $3.6 million in other offering expenses).

Shelf Registration

        In September 2013, the Company filed a shelf registration statement on Form S-3 with the SEC. The Shelf Registration was declared effective by the SEC on September 18, 2013 and permitted the Company to sell, from time to time, up to $100.0 million of common stock, warrants/and or units in one or more offerings and in any combination.

Common Stock Offering

        In October 2013, under the Shelf Registration, the Company issued and sold 8,625,000 shares of the Company's common stock. The price to the public in this offering was $4.00 per share for gross proceeds of $34.5 million, including the exercise of the overallotment option by the underwriters, which resulted in net proceeds of approximately $32.0 million, after underwriting and other expenses of

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

approximately $2.5 million (comprised of $2.1 million in underwriting discounts and commissions and $0.4 million in other expenses).

Preferred Stock

        In February 2013, upon the closing of the IPO the Company amended and restated its certificate of incorporation to authorize zero shares of preferred stock upon the completion of its IPO.

Common Stock

        In February 2013, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 47,500,000 shares upon the completion of the IPO of its common stock.

        The Company had reserved the following shares of common stock for issuance as of December 31, 2013:

Warrants to purchase common stock	88,545
Options:
Outstanding under the 2012 Equity Incentive Plan	1,140,780
Outstanding under the 2001 Equity Incentive Plan	680,005
Available for future grants under the 2012 Equity Incentive Plan	1,172,953

Total common stock reserved for future issuance	3,082,283

2012 Equity Incentive Plan

        In July 2012, the Company's board of directors adopted the 2012 Equity Incentive Plan (2012 Plan). Under the 2012 Plan, the aggregate number of common shares issued shall not exceed the sum of (a) 1,123,131 common shares, (b) the number of common shares reserved under the 2001 Plan that were not issued or subject to outstanding awards under the 2001 Plan upon its termination, and (c) any common shares subject to outstanding options under the 2001 Plan upon its termination that subsequently expire or lapse unexercised and common shares issued pursuant to awards granted under the 2001 Plan that were outstanding upon its termination and that are subsequently forfeited to or repurchased by the Company; provided, however, that no more than 1,066,975 common shares, in the aggregate, shall be added to the 2012 Equity Incentive Plan pursuant to clauses (b) and (c). In addition, the number of shares reserved for issuance under the 2012 Equity Incentive Plan will be increased automatically on the first business day of each fiscal year of the Company, starting with fiscal year 2013 and ending in fiscal year 2022, by a number equal to the lesser of (a) 5% of the total number of common shares outstanding on December 31 of the prior year, (b) 842,348 common shares, subject to certain adjustments in accordance with the 2012 Equity Incentive Plan, or (c) a number of common shares determined by the Company's board of directors.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Under the 2012 Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

        In general, to the extent that awards under the 2012 Plan are forfeited or lapse without the issuance of shares, those shares will again become available for awards.

        The Company's board of directors has discretion to administer the 2012 Plan. The 2012 Plan provides that in the event of certain significant corporate transactions, each outstanding award will be treated in the manner described in the definitive transaction agreement. Outstanding options granted under the 2001 Plan will become fully vested unless continued or assumed by a surviving entity in a significant corporate transaction. An individual award agreement or any other written agreement between a participant and the Company may provide that an award will be subject to additional acceleration of vesting and exercisability in the event of certain change in control transactions.

        The Company's board of directors may amend or terminate the 2012 Plan at any time. If the Company's board of directors amends the plan, it need not seek stockholder approval of the amendment unless required by applicable law, regulation or rule. The 2012 Plan will continue in effect for 10 years from its adoption date, unless the Company's board of directors decides to terminate the plan earlier.

2001 Equity Incentive Plan

        Under the Company's 2001 Stock Plan (the 2001 Plan), the Company was able to grant shares and/or options to purchase up to 3,408,247 shares of common stock to employees, directors, consultants, and other service providers at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value for nonstatutory options. These options generally vest over four years, expire 10 years from the date of grant, and are generally exercisable at any time following the date of grant. Unvested options exercised are subject to the Company's repurchase right that lapses as the options vest.

        Upon the 2012 Equity Incentive Plan taking effect, the 2001 Plan was thereafter terminated in August 2012. However, the awards under the 2001 Plan outstanding as of and subsequent to the termination of the 2001 Plan will continue to be governed by their existing terms.

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Balances at December 31, 2012	1,030,795	$2.68
Options granted	1,242,247	5.61
Options canceled	(293,981)	4.90
Options exercised(3)	(158,277)	1.04

Balance at December 31, 2013	1,820,784	4.46	7.62	$1,515
As of December 31, 2013:
Options vested and expected to vest(4)	1,628,820	4.36	7.43	$1,493
Exercisable	694,144	2.91	5.17	$1,366

(1)
The weighted average price per share is determined using exercise price per share for stock options.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2013.

(3)
The total intrinsic value of stock options exercised was $787,000 and $607,000 for the years ended December 31, 2013 and 2012. The total intrinsic value of stock options exercised for the year ended December 31, 2011 was not significant.

        The stock options outstanding and exercisable by exercise price at December 31, 2013 are as follows:

	Stock Options Outstanding
			Stock Options Exercisable
		Weighted- Average Remaining Contractual Life In Years
Range of Exercise Prices	Number of Shares		Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.50 - $1.46	410,600	4.24	$1.12	397,640	$1.11
$2.17 - $4.74	481,326	8.05	$4.24	149,416	$4.36
$5.25 - $5.75	310,000	8.96	$5.64	2,222	$5.57
$6.00	555,165	8.92	$6.00	136,678	$6.00
$6.42 - $11.36	63,693	8.24	$8.60	8,188	$11.36

	1,820,784	7.62	$4.46	694,144	$2.91

        In February 2010, the Company authorized awards to executive officers for a total of 153,026 shares of common stock. Awards of 56,998 shares of common stock vested in January 2011 based on the attainment in 2010 of certain agreed-upon performance milestones as determined by the Board of Directors. In January 2011, the Company authorized awards to executive officers for a total of 141,795

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

shares of common stock. In January and July 2012, all outstanding awards of common stock vested based on the attainment in 2011 and 2012 of certain agreed-upon performance milestones as determined by the Board of Directors. The Company recorded total stock-based compensation expense of $401,000 and $52,000 for the years ended December 31, 2012 and 2011, respectively, related to these stock awards.

        The total fair value of options vested for the years ended December 31, 2013, 2012 and 2011 were $1.6 million, $97,000 and $61,000, respectively.

Stock-Based Compensation

        Our stock-based compensation expense for stock options is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of our publicly listed peers over a period equal to the expected terms of the options as we do not have a sufficient trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

        The weighted-average fair value-based measurement of stock options granted under the Company's stock plans in the years ended December 31, 2013, 2012, and 2011 were $3.03, $6.98 and $0.82 per share, respectively. The fair value-based measurement of stock options granted under the Company's stock plans was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term	6 years	6 years	6 years
Expected volatility	57 - 59%	57 - 59%	58 - 60%
Risk-free interest rate	0.9 - 2.1%	0.8 - 1.4%	1.9 - 2.7%
Expected dividend yield	0%	0%	0%

        Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
General and administrative	$731	$423	$93
Research and development	709	398	128

	$1,440	$821	$221

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        At December 31, 2013, the Company had $3.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.9 years.

10. Income Taxes

        Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$53,099	$37,162
Research & other credits	2,227	2,008
Other	1,447	1,030

Total deferred tax assets	56,773	40,200
Valuation allowance	(56,773)	(40,200)

Net deferred tax assets	$—	$—

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
Valuation Allowance	(33.8)%	(33.4)%	(31.0)%
Nondeductible Warrant Expense	0.0%	0.1%	0.0%
Nondeductible Stock Compensation	(0.2)%	(0.6)%	(2.6)%
Other	0.0%	0.0%	(0.4)%

Effective tax rate	0.0%	0.0%	0.0%

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.6 million, $9.2 million, $0.8 million during 2013, 2012 and 2011, respectively.

        At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $133.3 million, which expire in the years 2024 through 2033, and state net operating loss carryforwards of approximately $133.3 million, which expire in the years 2015 through 2033.

        At December 31, 2013, the Company had federal research and development credit carryforwards of approximately $2.0 million, which expire in the years 2022 through 2033 and state research and

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

development credit carryforwards of approximately $1.9 million. The state research and development credit carryforwards can be carried forward indefinitely.

        Due to past equity issuances and changes in ownership of the Company's common stock, we believe that our ability to use some our net operating losses and tax credits in the future may be limited. We are conducting an analysis under Sections 382 and 383 of the Internal Revenue Code as enacted by the Tax Reform Act of 1986, and if necessary, we will reduce our net operating losses and tax credits by any applicable limitation when our analysis is complete. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Beginning at January 1, 2011	$1,022
Additions based on tax positions related to current year	3

Balance at December 31, 2011	1,025
Additions based on tax positions related to prior year	39
Additions based on tax positions related to current year	5

Balance at December 31, 2012	1,069
Additions based on tax positions related to prior year	18
Additions based on tax positions related to current year	109

Balance at December 31, 2013	$1,196

        There were no interest or penalties related to unrecognized tax benefits. Substantially all of the unrecognized tax benefit, if recognized to offset future taxable income would affect the Company's tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of net operating loss carryforwards, substantially all of the Company's tax years remain open to tax federal and state tax examination.

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

11. Employee Benefit Plan

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

KaloBios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring Charges

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

13. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$16	$15	$9	$4
Loss from operations	(8,323)	(11,571)	(11,087)	(9,928)
Net loss	(8,574)	(11,809)	(11,329)	(10,236)
Basic and dilluted net loss per common share	$(0.55)	$(0.49)	$(0.47)	$(0.31)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	15,607,379	24,189,819	24,263,745	32,925,194

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$3,018	$2,992	$69	$19
Loss from operations	(1,147)	(2,113)	(8,291)	(11,931)
Net loss	(1,131)	(2,080)	(8,602)	(11,696)
Basic and dilluted net loss per common share	$(0.56)	$(1.01)	$(4.05)	$(1.51)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	2,023,285	2,062,926	2,124,280	7,741,335

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.
By:	/s/ DAVID W. PRITCHARD David W. Pritchard President, Chief Executive Officer, and Director

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Pritchard and Herb Cross, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. PRITCHARD David W. Pritchard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
/s/ HERB C. CROSS Herb C. Cross	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
/s/ JAMES I. HEALY, M.D., PH.D. James I. Healy, M.D., Ph.D.	Director, Chairman of the Board	March 13, 2014
/s/ DENISE GILBERT, PH.D. Denise Gilbert, Ph.D.	Director	March 13, 2014
/s/ LAURIE SMALDONE ALSUP, M.D. Laurie Smaldone Alsup, M.D.	Director	March 13, 2014
/s/ TED W. LOVE, M.D. Ted W. Love, M.D.	Director	March 13, 2014

Signature	Title	Date

/s/ GARY LYONS Gary Lyons	Director	March 13, 2014
/s/ V. BRYAN LAWLIS, JR., PH.D. V. Bryan Lawlis, Jr., Ph.D.	Director	March 13, 2014
/s/ RAYMOND M. WITHY, PH.D. Raymond M. Withy, Ph.D.	Director	March 13, 2014

EXHIBIT INDEX

Exhibit		Description
3.2(2)		Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)		Amended and Restated Bylaws of the Registrant

4.1(2)		Specimen of Stock Certificate evidencing shares of Common Stock

4.2(6)		Amended and Restated Investors' Rights Agreement, dated May 2, 2012, by and among the Registrant and the other parties thereto

4.3(1)		Warrant to Purchase Shares of Series B-2 Preferred Stock, dated October 31, 2005

4.4(7)		Warrant to Purchase Stock, dated September 5, 2012

10.1(1)	*	2001 Stock Plan

10.2(3)	*	Form of Notice of Grant and Stock Option Agreement under the 2001 Plan

10.3(3)	*	Form of Notice of Grant and Stock Option Agreement under the 2001 Plan (Outside Directors)

10.4(3)	*	Form of Notice of Grant and Stock Option Agreement under the 2001 Plan (Executive Grants)

10.5(3)	*	Form of Notice of Grant and Stock Option Agreement under the 2001 Plan (Senior Management)

10.6(3)	*	Form of Notice of Exercise under the 2001 Stock Plan (Early Exercise)

10.7(5)	*	2012 Equity Incentive Plan, effective upon effectiveness of this Registration Statement

10.8(3)	*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan

10.9(1)	*	2012 Employee Stock Purchase Plan

10.10(3)		Form of Director and Officer Indemnification Agreement

10.11(6)	†	Development, Commercialization, Collaboration and License Agreement, dated January 8, 2010, by and between the Registrant and Sanofi Pasteur S.A.

10.12(5)	†	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research

10.13(5)	†	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research

10.14(5)	†	Exclusive License Agreement, dated April 6, 2004, by and between the Registrant and The Regents of the University of California

10.15(6)	†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG

10.16(5)	†	License Agreement, dated March 16, 2007, by and between the Registrant and Novartis International Pharmaceutical Ltd.

10.17(4)	*	Employment Offer Letter, dated August 15, 2006, by and between the Registrant and David Pritchard

10.18(4)	*	Employment Offer Letter, dated February 1, 2011, by and between the Registrant and Jonathan Leff

Exhibit		Description
10.19(4)	*	Employment Offer Letter, dated January 8, 2004, by and between the Registrant and Geoffrey Yarranton

10.20(4)	*	Letter Agreement, dated December 18, 2008, by and between the Registrant and David Pritchard

10.21(4)	*	Letter Agreement, dated April 6, 2011, by and between the Registrant and Jonathan Leff

10.22(4)	*	Letter Agreement, dated April 6, 2006, by and between the Registrant and Geoffrey Yarranton

10.23(4)	*	Letter Agreement, dated April 20, 2007, by and between the Registrant and Geoffrey Yarranton

10.24(4)	*	Letter Agreement, dated December 18, 2008, by and between the Registrant and Geoffrey Yarranton

10.25(4)		Lease, dated January 19, 2011, by and between Britannia Pointe Grand Limited Partnership and the Registrant

10.26(4)		Sublease Agreement, dated January 19, 2011, by and between the Registrant and Alios Biopharma, Inc.

10.27(4)		First Amendment to Sublease, dated August 1, 2011, by and between the Registrant and Alios Biopharma, Inc.

10.28(4)		Second Amendment to Sublease, dated December 13, 2011, by and between the Registrant and Alios Biopharma, Inc.

10.29(4)		Sublease Agreement, dated March 1, 2012, by and between the Registrant and Compugen, Inc.

10.30(5)	*	Employment Offer Letter, dated April 23, 2012, by and between the Registrant and Jeffrey H. Cooper

10.31(5)	*	Letter Agreement, dated July 5, 2012, by and between the Registrant and Jeffrey H. Cooper

10.32(5)	*	Employment Offer Letter, dated April 18, 2012, by and between the Registrant and Néstor A. Molfino

10.33(5)	*	Letter Agreement, dated May 29, 2012, by and between the Registrant and Néstor Molfino

10.34(7)		Loan and Security Agreement, by and between the Registrant and MidCap Financial SBIC, LP, dated as of September 5, 2012

10.35(1)	†	Supply Agreement, dated October 1, 2010, by and between the Registrant and Sanofi Pasteur S.A., as amended by Amendment No. 1 to the Agreement, dated May 24, 2012

10.36(8)		Termination Agreement and Waiver, dated October 5, 2012 by and among the Registrant and the other parties thereto

10.37	*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors)

10.38	*	Incentive Bonus Plan

10.39	*	Employment Agreement, dated March 12, 2014, by and between the Registrant and David W. Pritchard

10.40	*	Employment Agreement, dated March 12, 2014, by and between the Registrant and Herb C. Cross

Exhibit		Description
10.41	*	Employment Agreement, dated March 12, 2014, by and between the Registrant and Donald R. Joseph

10.42	*	Employment Agreement, dated March 12, 2014, by and between the Registrant and Geoffrey T. Yarranton

10.43		Lease, dated December 6, 2013, by and between Bayside Acquisition, LLC and the Registrant

23.1		Consent of independent registered public accounting firm

31.1		Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

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

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

(1)
Filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-184299) filed on October 5, 2012

(2)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013

(3)
Filed as an exhibit to the Registrant's Registration Statement on Form 10-12G (File No. 000-54735) filed on June 12, 2012

(4)
Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54735) filed on July 19, 2012

(5)
Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54735) filed on August 7, 2012

(6)
Filed as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form 10-12G (File No. 000-54735) filed on September 12, 2012

(7)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 7, 2012

(8)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 12, 2012