Form 10-Q
period 2014-03-31
KALOBIOS PHARMACEUTICALS INC
filed 2014-05-08
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

KALOBIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

260 East Grand Avenue, South San Francisco, CA, 94080

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

As of May 6, 2014, there were 32,981,396 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.              Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

 (in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$33,397	$54,220
Marketable securities	29,303	22,511
Prepaid expenses and other current assets	765	786
Restricted cash	205	205
Total current assets	63,670	77,722

Restricted cash	193	—
Property and equipment, net	210	276
Marketable securities, non-current	1,692	—
Other assets	814	706
Total assets	$66,579	$78,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,634	$3,197
Accrued compensation	637	1,091
Accrued research and clinical liabilities	3,691	3,309
Notes payable, short-term	3,187	3,182
Other accrued liabilities	750	603
Total current liabilities	9,899	11,382

Notes payable, long-term	6,006	6,786
Total liabilities	15,905	18,168

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 47,500,000 shares authorized at March 31, 2014 and December 31, 2013; 32,981,396 and 32,931,092 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	33	33
Additional paid-in capital	201,265	200,715
Accumulated other comprehensive income (loss)	(1)	3
Accumulated deficit	(150,623)	(140,215)
Total stockholders’ equity	50,674	60,536
Total liabilities and stockholders’ equity	$66,579	$78,704

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)

Contract revenue	$—	$16

Operating expenses:
Research and development	7,690	6,320
General and administrative	2,470	2,019
Total operating expenses	10,160	8,339

Loss from operations	(10,160)	(8,323)

Other income (expense):
Interest expense	(260)	(263)
Interest and other income, net	12	12
Net loss	(10,408)	(8,574)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(4)	—
Comprehensive loss	$(10,412)	$(8,574)

Basic and diluted net loss per common share	$(0.32)	$(0.55)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	32,966,471	15,607,379

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(10,408)	$(8,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	42
Noncash interest expense	45	38
Amortization of premium on marketable securities	59	54
Stock based compensation expense	491	181
Changes in operating assets and liabilities:
Contract receivables	40	53
Prepaid expenses and other assets	(138)	(1,025)
Accounts payable	(1,563)	3,329
Accrued compensation	(454)	200
Accrued research and clinical liabilities	382	(2,153)
Other liabilities	155	73
Deferred rent	(8)	(19)
Net cash used in operating activities	(11,298)	(7,801)

Investing activities:
Purchases of property and equipment	(35)	(5)
Purchase of marketable securities	(31,005)	—
Proceeds from maturities of marketable securities	22,460	2,395
Changes in restricted cash	(193)	—
Net cash provided by (used in) investing activities	(8,773)	2,390

Financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting costs	—	64,413
Proceeds from the exercise of stock options	59	—
Principal payments under notes payable	(811)	—
Net cash provided by (used in) financing activities	(752)	64,413

Net increase (decreases) in cash and cash equivalents	(20,823)	59,002
Cash and cash equivalents, beginning of period	54,220	10,947
Cash and cash equivalents, end of period	$33,397	$69,949

Supplemental cash flow disclosure:
Cash paid for interest	$219	$225
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$—	$102,023
Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$157

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

The Company has incurred significant losses and had an accumulated deficit of $150.6 million as of March 31, 2014. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). The Company completed its initial public offering (IPO) in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining the stock-based compensation and accruals. The Company evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

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

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, are classified as short-term and available for sale. Investments in securities with remaining maturities greater than one year are classified as noncurrent and available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

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

Stock-Based Compensation Expense

The Company measures employee and director stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of stock options using the Black-Scholes valuation model and the single- option method and recognizes expense using the straight-line attribution approach.

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

The Company’s potential dilutive securities which include  unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of March 31,
	2014	2013
Warrants to purchase common stock	88,545	38,997
Options to purchase common stock	2,548,314	1,050,061
	2,636,859	1,089,058

3. Investments

At March 31, 2014, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$33,137	$—	$—	$33,137
Commercial paper	10,238	9	—	10,247
Corporate debt securities	20,757	—	(10)	20,747
Total investments	$64,132	$9	$(10)	$64,131

Reported as:
Cash and cash equivalents				$32,739
Marketable securities, current				29,302
Restricted cash				398
Marketable securities, non-current				1,692
Total investments				$64,131

At December 31, 2013, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	12,301	—	—	12,301
Commercial paper	8,246	3	—	8,249
Corporate debt securities	1,961	—	—	1,961
Total investments	$76,019	$3	$—	$76,022

Reported as:
Cash and cash equivalents				$53,306
Marketable securities				22,511
Restricted cash				205
Total investments				$76,022

There were no realized gains or losses from the sale of marketable securities for the three months ended March 31, 2014 and 2013.

4. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than those included in Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$33,137	$—	$—	$33,137
Commercial paper	—	10,247	—	10,247
Corporate debt securities	—	20,747	—	20,747
Total investments	$33,137	$30,994	$—	$64,131

	Fair Value Measurements as of
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	—	12,301	—	12,301
Commercial paper	—	8,249	—	8,249
Corporate debt securities	—	1,961	—	1,961
Total investments	$53,511	$22,511	$—	$76,022

The Company’s Level 2 investments include U.S. government-backed securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2014 is less than ten months and all of these investments are rated by S&P and Moody’s at AAA or AA+.

The estimated fair value of the notes payable as of March 31, 2014, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

5. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into the Agreement with MidCap Financial, providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million was available to be  drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and, prior to the amendment described below, the final tranche could have been drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There is an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months until December 31, 2016. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provided MidCap Financial a warrant to purchase shares of the Company’s Series E convertible preferred stock (Series E Preferred) equal to 4% of the amount drawn down under the facility divided by the Series E Preferred exercise price of $12.11 per share. The warrant expired upon the completion of the Company’s IPO.

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

Future payments as of March 31, 2014 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of March 31, 2014, are as follows:

(in thousands)
Remainder of 2014	$2,990
2015	3,724
2016	3,701
Total minimum payments	10,415
Less amount representing interest	(1,226)
Notes payable, gross	9,189
Discount on notes payable	(98)
Accretion of the final exit fee payment	102
Carrying value of notes payable	$9,193

6. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001, the precursor to KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. The Company may also receive development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments do not meet the definition of milestones since they are based solely on Sanofi’s performance and therefore, the milestone method will not be applied to these payments. Sanofi is solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retains responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. Sanofi has an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial of KB001-A in Pa-infected patients with CF.

The agreement will remain in effect until all payment obligations under the agreement end. Sanofi may terminate the agreement for convenience or technical failure, and either Sanofi or the Company may terminate the agreement for material breach of the agreement or technical failure by the other party. In the event Sanofi terminates the agreement for convenience or the Company terminates due to Sanofi’s material breach, worldwide rights to develop, manufacture and commercialize licensed products would revert back to the Company, and Sanofi would grant to the Company a license to allow it to develop, manufacture, and commercialize licensed products worldwide, subject to commercially reasonable financial terms to be negotiated by the parties after such termination. In the event that the Company materially breaches the agreement, Sanofi may terminate the agreement or, rather than terminate the agreement, opt to deduct any damages awarded for the Company’s breach against future contingent payments and royalties otherwise payable by Sanofi under the agreement.

Under the terms of the Sanofi agreement, the Company may receive specified research and development funding for services performed in connection with KB001-A research and development efforts. Reimbursements received by the Company for these services are recorded as contract revenue when earned as the related services are provided.

7. Commitments and Contingencies

Contractual Obligations and Commitments

On May 21, 2013, the Company entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, we are continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of March 31, 2014, there was a remaining commitment for services of approximately $2.9 million with the third party which is currently expected to be incurred through 2015.

Aside from the updated contractual commitment disclosed above, as of March 31, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

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

8. Warrants to Purchase Common Stock

On June 19, 2013, in connection with the Amendment to its debt agreement with MidCap Financial, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires in June 2023. The Company recorded the initial value of the warrants in equity and other assets in the accompanying consolidated balance sheet, with the deferred other asset to be amortized over the remaining term of the debt using the effective interest method.

In addition, the Company has outstanding warrants to purchase an aggregate of 38,997 shares of common stock at $5.13 per share which will expire on October 31, 2015.

9. Stockholders’ Equity

2012 Equity Incentive Plan

As of March 31, 2014, under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the three months ended March 31, 2014 under all of the Company’s options plans is as follows:

(in thousands)	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,820,784	$4.46
Granted	876,500	5.37
Exercised	(50,304)	1.18
Cancelled	(98,666)	6.35
Outstanding at March 31, 2014	2,548,314	$4.77

Weighted-average fair value of options granted during the period		$3.45

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months
	Ended March 31,
(in thousands)	2014	2013
General and administrative	$226	$85
Research and development	265	96
	$491	$181

At March 31, 2014, the Company had $4.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.2 years.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on March 13, 2014. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient- targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates that we have advanced to the clinical development stage are:

•  KB001-A, a Humaneered®, PEGylated, anti-PcrV modified antibody fragment (Fab’) antibody that is being developed for the prevention and treatment of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and cystic fibrosis(CF) patients with chronic Pa lung infections;

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

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi is solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi is focusing its clinical development on prevention of Pa VAP. Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We have the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products. However, there can be no assurances that Sanofi will continue to further develop KB001-A or achieve the events that will trigger the contingent payments. As a result, we may not recognize any additional revenue from this agreement. We are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. As part of Sanofi’s clinical development plan for Pa ventilator associated pneumonia (VAP), Sanofi has conducted a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. That study was successfully completed, dosing patients at levels up to 30 mg/kg with no safety issues noted.  Sanofi has further indicated that they have completed their manufacturing process development and are preparing for GMP manufacturing runs to provide material for a Phase 2b intravenous study to begin as early as mid-year 2015 to determine the safety and efficacy of KB001-A in preventing VAP. Based on the results of this clinical trial, Sanofi plans to conduct a subsequent Phase 3 study. We also understand that the Phase 2b and Phase 3 trials are being designed as pivotal studies and are intended to serve as a basis for registration of KB001-A for the prevention of Pa VAP.

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

We have an ongoing 180-patient, randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections. We also have an ongoing Phase 1 dose escalation study of KB004 in subjects with hematologic cancer and entered the Phase 2 expansion portion of the clinical testing of KB004 in AML and MDS patients in February 2014. Finally, we completed our 160-patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids in February 2014.  We have discontinued development of KB003 in severe asthma, and we are evaluating other potential indications for this antibody.

We believe our available capital, including the net proceeds from our stock offerings, and our borrowing capacity pursuant to the loan and security agreement we entered into with MidCap will be sufficient to sustain operations for at least the next 12 months. We will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million at that time. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of March 31, 2014, we had an accumulated deficit of $150.6 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2014, we had cash, cash equivalents, and investments of $64.4 million. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids. In addition, we have incurred and we expect to continue to incur substantial expenses for our Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections and our Phase 1 and Phase 2 clinical trials for our KB004 oncology program. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2013 Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At March 31, 2014, we had an accumulated deficit of $150.6 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Contract Revenue

Our recent revenue is comprised primarily of collaboration agreement-related revenue. Collaboration agreement-related revenue includes license fees, payments for research and development services, and milestone and other contingent payments.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We currently track external research and development costs incurred by project for each of our clinical programs (KB001-A, KB003, and KB004). We have not tracked our external costs by project since inception. We began tracking our external costs by project beginning January 1, 2008, and we have continued to refine our systems and our methodology in tracking external research and development costs. Our external research and development costs consist primarily of:

•      expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•      the cost of acquiring and manufacturing clinical trial and other materials; and

•      other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three months ended March 31, 2014 and 2013, and for the period from January 1, 2008 to March 31, 2014.

	Three
	Months Ended		For the Period from
	March 31,		January 1, 2008 to
(in thousands)	2014	2013	March 31, 2014

External costs by Program:
KB001-A	$1,578	$1,149	$27,058
KB003	1,606	2,457	37,420
KB004	2,039	1,135	27,941
Other research and & development costs	2,467	1,579	57,157
Total research and development	$7,690	$6,320	$149,576

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

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Increase/	Percent
(in thousands)	2014	2013	(Decrease)	Change
Contract revenue	$—	$16	$(16)	(100)%
Operating expenses:
Research and development	7,690	6,320	1,370	22%
General and administrative	2,470	2,019	451	22%
Loss from operations	(10,160)	(8,323)	(1,837)	(22)%
Interest expense	(260)	(263)	3	1%
Interest and other income, net	12	12	—	0%
Net loss	$(10,408)	$(8,574)	$(1,834)	(21)%

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased from $16,000 for the three months ended March 31, 2013 to zero for the three months ended March 31, 2014. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. We expect future contract revenue from Sanofi to remain at a minimal level in future periods unless we receive contingent payments or royalties under our agreement.

Research and development expenses increased $1.4 million, from $6.3 million for the three months ended March 31, 2013 to $7.7 million for the three months ended March 31, 2014. The increase was primarily attributed to a $0.9 million increase in costs, including milestone payments for our KB004 clinical program for hematological malignancies, $0.9 million in increased employee, consulting and overhead expenses and a $0.4 million increase in spending for our KB001-A CF program. These increases were partially offset by a decrease of $0.9 million in spending for clinical trial expenses for our KB003 severe asthma program.

In addition to the ongoing enrollment work for our Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections, we have now commenced enrollment in the Phase 2 expansion portion of our clinical trial for KB004 in hematologic malignancies. We also incurred significant costs in the first quarter of 2014 on our Phase 2 clinical trial of KB003 in severe asthma and expect we will continue to incur costs in 2014 on that program as we complete the follow up activities, resolve manufacturing commitments and work through other close-out related activities. As a result, we expect a modest overall increase in research and development expenses in 2014 as compared to 2013.

General and administrative expenses increased $0.5 million, from $2.0 million for the three months ended March 31, 2013 to $2.5 million for the three months ended March 31, 2014 due primarily to increases of $0.4 million in employee-related expenses and $0.1 million in office expenses.  We expect a modest increase in general and administrative expenses in 2014 as compared to 2013, driven primarily by increases in facilities and employee-related costs.

Interest expense of $0.3 million recognized for the three months ended March 31, 2013 and March 31, 2012, was related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013

Interest and other income, net primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our initial and secondary public equity offerings, private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and payments under agreements with Sanofi and Novartis. At March 31, 2014, we had cash and cash equivalents and investments of $64.4 million.

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

We will continue to require additional financing to develop our products and fund operations. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate partners, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

•      the emergence of competing products or technologies and other adverse market developments;

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

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	Ended March 31,
(in thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$(11,298)	$(7,801)
Investing activities	(8,773)	2,390
Financing activities	(752)	64,413
Net increase (decrease) in cash and cash equivalents	$(20,823)	$59,002

Net cash used in operating activities was $11.3 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $11.3 million for the three months ended March 31, 2014 primarily related to our net loss of $10.4 million, adjusted for non-cash items such as $0.5 million of stock-based compensation expense and net cash outflows of $1.6 million related to changes in operating assets and liabilities. Cash used in operating activities of $7.8 million for the three months ended March 31, 2013 primarily related to our net loss of $8.6 million, adjusted for non-cash items such as $0.2 million of stock-based compensation expense and net cash inflows of $0.5 million related to changes in operating assets and liabilities..

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2014, primarily related to purchases of investments. Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2013, primarily related to proceeds from maturities of investments, net of cash used for the purchase of investments.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2014, and consisted primarily of debt payments on our borrowings. Net cash provided by financing activities was $64.4 million for the three months ended March 31, 2013, which consisted primarily of net proceeds from our IPO.

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

Contractual Obligations and Commitments

On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, we are continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of March 31, 2014, we had a remaining commitment for services of approximately $2.9 million with the third party which is currently expected to be incurred through 2015.

Aside from the updated contractual commitment disclosed above, as of March 31, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $63.7 million and $75.8 million as of March 31, 2014 and December 31, 2013, respectively.

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

Item 4.             Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2014, we had an accumulated deficit of $150.6 million, and for the three months ended March 31, 2014, we incurred a net loss of $10.4 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we, Sanofi, or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of March 31, 2014, we had $64.4 million in cash, cash equivalents, and investments. We utilized $11.3 million of cash in operating activities during the three months ended March 31, 2014. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB004, as well as other corporate activities.

Our spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not sold and do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital. In particular, in order to initiate an additional clinical trial for KB001A following receipt of our Phase 2 clinical results, we will need to raise additional capital. The amount of capital we will require and the timing of our need for additional capital will depend on many other factors, including:

•                  the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•                  the scope, progress, expansion, costs, and results of, or delays in, our clinical trials;

•                  the timing of and costs involved in obtaining regulatory approvals;

•                  our ability to establish and maintain development partnering arrangements;

•                  the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any of our future development partners;

•                  the emergence of competing products or technologies and other adverse market developments;

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

Since our inception, we have been financing our operations primarily through private placements and our initial and secondary public offerings of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, borrowings from lines of credit, and payments under agreements with Sanofi and Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis), a licensee of our Humaneered® technology. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, borrowings from lines of credit, or other sources. We believe our cash on hand, together with the net proceeds received from our initial public offering and secondary offering, and our access to funds through our existing credit facility, will be sufficient to fund our operations for at least the next 12 months. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will require substantial additional capital to support clinical trials, regulatory approvals, and, if approved, the commercialization of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all.

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

Additionally, under the terms of our license and collaboration agreement with Sanofi, Sanofi has the exclusive right to develop and commercialize KB001, KB001-A and other antibodies directed against the PcrV protein or Pa for all indications. Although this agreement requires Sanofi to use commercially reasonable efforts to engage in certain product development activities, Sanofi may decide to amend, suspend or terminate the clinical trials or other activities related to these licensed product candidates. Further, if Sanofi or any of our future development partners do not develop the licensed product candidates in the time and manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated. In addition, our ability to enforce our partners’ obligations under present or future collaboration efforts may be limited due to time and resource constraints, competing corporate priorities of our present or future partners, and other factors.

Any delays in the commencement of our clinical trials, including any delays by Sanofi attributed to terminating or switching any subcontractors for the manufacture of the KB001-A drug substance, may delay or preclude our ability to further develop or pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial. If we, Sanofi, or any of our future development partners experience delays in the completion of, or if we, Sanofi, or any of our future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Drug development has substantial inherent risk. We, Sanofi, or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application (NDA) or BLA to the FDA and even fewer are approved for commercialization.

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

Competition in cancer drug development including hematology/oncology is intense, with more than 250 compounds in clinical trials by large pharmaceutical and biotechnology companies. Many of these companies are focused on targeted therapies. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available. In addition, the development program that we undertake may change from time to time due to clinical or non-clinical results, competitive developments, regulatory changes, recruitment, resource or other constraints in running clinical studies and other factors.

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

•                  The manufacturing facilities in which our products  are made  could be adversely affected  by equipment failures,  plant  closures, capacity constraints, competing customer priorities, process failures, materials or labor  shortages,  natural  disasters,  power failures and numerous other  factors.

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

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•                  A product candidate may not be accepted as safe and effective by patients, the medical community or third-party payers, if applicable.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCIA) as part of the Affordable Care Act, an abbreviated pathway for the approval of dissimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as ‘‘interchangeable’’ based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity. However, biosimilar products have been approved under a sub-pathway of the centralized procedure since 2006. The pathway allows sponsors of a biosimilar product to seek and obtain regulatory approval based in part on the clinical trial data of an originator product to which the biosimilar product has been demonstrated to be ‘‘similar.’’ In many cases, this allows biosimilar products to be brought to market without conducting the full suite of clinical trials typically required of originators. It is unclear whether we and our development partner would face competition to our products in European markets sooner than anticipated.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ‘‘ownership change’’ (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. If we experience further ownership changes our ability to utilize our net operating loss carryforwards could be further limited.

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

We have granted Sanofi an exclusive license to KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Our development partnership with Sanofi on KB001-A or other antibodies may not be scientifically, medically, technically or commercially successful due to a number of important factors, including the following:

•      Sanofi’s obligation to use ‘‘commercially reasonable efforts’’ under our agreement leaves Sanofi with significant discretion in determining the efforts and resources that it will apply to the development and commercialization of KB001-A or other antibodies directed against the PcrV protein of Pa. The timing and amount of any contingent and royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources,and successful development and commercialization of our product candidate by Sanofi under our agreement;

•      Sanofi holds the rights to commercialize KB001-A, including for Pa in CF and bronchiectasis patients, and holds an option to assume primary responsibility for developing and promoting KB001-A for such indications. Sanofi may not choose to exercise its option to develop and promote KB001-A or other licensed products in Pa-infected patients with CF or bronchiectasis and has no contractual obligation to do so. If Sanofi does not exercise its option for the CF or bronchiectasis indications, Sanofi will nevertheless retain the exclusive obligation to perform certain necessarycommercial activities other than promotion (including the exclusive right to sell and distribute KB001-A) with respect to such indications but we will have little or no control over Sanofi’s diligence in performing  such activities. In such event, if we disagreed with Sanofi over the extent of their commercialization activities for KB001-A for the CF or bronchiectasis indications, and we wished to take over full commercialization of KB001-A for either of these indications if approved, we would need to renegotiate with Sanofi certain terms of our agreement but may be unable to do so on reasonable terms, in a timely manner, or at all;

•      Sanofi may change the focus of its development and commercialization efforts or pursue higher- priority programs;

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

Sanofi’s failure to develop, manufacture or effectively commercialize KB001-A or other antibodies directed against the PcrV protein of Pa would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on Sanofi to conduct the Phase 2 and Phase 3 clinical trials for KB001-A for the prevention of Pa VAP and, therefore, the timing of the initiation and completion of these trials is controlled by Sanofi and may occur on substantially different timing from our estimates. We also use clinical research organizations (CROs) to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products ‘‘off-label.’’ Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Additionally, in the U.S., the central provisions of the Leahy-Smith America Invents Act (AIA) became effective on March 16, 2013. Among other things, this law will switch U.S. patent rights from the present ‘‘first-to-invent’’ system to a ‘‘first inventor-to-file’’ system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have greater resources to file more patent applications.

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

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold licenses from the Medical College of Wisconsin, UCSF, LICR, BioWa, Lonza, and Sanofi. These licenses impose various commercial, contingent payments, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, our management was required to report upon the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. When and if we are no longer an ‘‘emerging growth company,’’ as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm concludes that we have a material weakness in our internal controls or, after we are no longer an emerging growth company, is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to May 6, 2014, our stock had high and low sales prices in the range of $8.25 to $2.09 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this ‘‘Risk Factors’’ section of this report and others such as:

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

Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 31, 2014, we had 32,981,396 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. As of December 25, 2013, approximately 5,409,636 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume and other limitations under Rule 144 under the Securities Act.

Certain holders or our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. These shares will be able to be sold freely in the public market upon issuance.

We have also registered 4,325,912 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to any vesting restriction or Rule 144 transfer restrictions applicable to affiliates.

If securities analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities and industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, or if our clinical trials or operating results fail to meet the analysts’ expectations, as recently occurred with respect to KB003 and our Phase 2 study results, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 57% of our common stock as of March 31, 2014. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

KALOBIOS PHARMACEUTICALS, INC.

Date: May 7, 2014	By:	/s/ David W. Pritchard
David W. Pritchard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2014	By:	/s/ Herb C. Cross
Herb C. Cross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Warrant to Purchase Stock, by and between KaloBios Pharmceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.1(2)	Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of September 5, 2012.

10.2(3)	Amendment No. 1 to Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of June 19, 2013.

10.3*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and David W. Pritchard.

10.4*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Herb C. Cross.

10.5*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Donald R. Joseph.

10.6*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Geoffrey T. Yarranton.

10.7*	Employment Agreement, dated April 28, 2014, by and between the Registrant and Nestor A. Molfino.

10.8	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research

10.9	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research

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

32.1**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 000-54735) filed on September 7, 2012.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013.

*                        Indicates management contract or compensatory plan

**                 The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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