Form 10-Q
period 2014-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2014-08-07
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

KALOBIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

442 Littlefield Avenue, South San Francisco, CA, 94080

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

As of August 5, 2014, there were 32,987,817 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.              Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,053	$54,220
Marketable securities	48,981	22,511
Prepaid expenses and other current assets	1,698	786
Restricted cash	205	205
Total current assets	59,937	77,722

Marketable securities, non-current	752	—
Property and equipment, net	334	276
Restricted cash	193	—
Other assets	121	706
Total assets	$61,337	$78,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,658	$3,197
Accrued compensation	1,009	1,091
Accrued research and clinical liabilities	2,208	3,309
Notes payable, short-term	5,131	3,182
Other accrued liabilities	492	603
Total current liabilities	11,498	11,382

Notes payable, long-term	8,292	6,786
Deferred rent, long-term	157	—
Total liabilities	19,947	18,168

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares and 47,500,000 shares authorized at June 30, 2014, and December 31, 2013, respectively; 32,981,396 and 32,931,092 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	33	33
Additional paid-in capital	201,793	200,715
Accumulated other comprehensive income	1	3
Accumulated deficit	(160,437)	(140,215)
Total stockholders’ equity	41,390	60,536
Total liabilities and stockholders’ equity	$61,337	$78,704

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Contract revenue	$—	$15	$—	$31
Operating expenses:
Research and development	6,721	9,646	14,411	15,966
General and administrative	2,813	1,940	5,283	3,959
Total operating expenses	9,534	11,586	19,694	19,925

Loss from operations	(9,534)	(11,571)	(19,694)	(19,894)
Other income (expense):
Interest income, net	(290)	(236)	(550)	(488)
Other income (expense), net	10	(2)	22	(1)

Net loss	(9,814)	(11,809)	(20,222)	(20,383)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	2	17	(2)	17

Comprehensive loss	$(9,812)	$(11,792)	$(20,224)	$(20,366)

Basic and diluted net loss per common share	$(0.30)	$(0.49)	$(0.61)	$(1.02)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	32,981,396	24,189,819	32,973,892	19,922,307

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(20,222)	$(20,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	85
Noncash interest expense	101	76
Amortization of premium on marketable securities	217	218
Stock based compensation expense	1,018	554
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(351)	(1,044)
Accounts payable	(540)	1,402
Accrued compensation	(81)	(146)
Accrued research and clinical liabilities	(1,101)	(1,069)
Other liabilities	49	(68)
Deferred rent	(3)	(29)
Net cash used in operating activities	(20,683)	(20,404)

Investing activities:
Purchase of marketable securities	(49,902)	(39,731)
Proceeds from maturities of marketable securities	22,460	4,705
Purchases of property and equipment	(287)	(23)
Changes in restricted cash	(193)	—
Net cash used in investing activities	(27,922)	(35,049)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	63,912
Proceeds from issuances of debt	5,000	—
Proceeds from issuance of common stock	59	68
Principal payments under notes payable	(1,621)	—
Net cash provided by financing activities	3,438	63,980

Net (decrease) increase in cash and cash equivalents	(45,167)	8,527
Cash and cash equivalents, beginning of period	54,220	10,947
Cash and cash equivalents, end of period	$9,053	$19,474

Supplemental cash flow disclosure:
Cash paid for interest	$425	$453

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$—	$102,023
Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$157
Issuance of common stock warrants in connection with a loan amendment	$—	$130

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

The Company has incurred significant losses and had an accumulated deficit of $160.4 million as of June 30, 2014. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). The Company completed its initial public offering (IPO) in February 2013 and completed a secondary offering and sale of common stock in October 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

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

Stock-Based Compensation Expense

The Company measures employee and director stock-based compensation expense for stock awards at the grant date and employee stock purchase plan, or ESPP, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of stock options and ESPP using the Black-Scholes valuation model and the single-option method and recognizes expense using the straight-line attribution approach.

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

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of June 30,
	2014	2013
Warrants to purchase common stock	88,545	88,545
Options to purchase common stock	2,651,522	1,720,637
	2,740,067	1,809,182

3. Investments

At June 30, 2014, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$8,840	$—	$—	$8,840
Federal agency securities	15,099	(5)	—	15,094
Commercial paper	10,244	—	5	10,249
Corporate debt securities	24,391	—	—	24,391
Total investments	$58,574	$(5)	$5	$58,574

Reported as:
Cash and cash equivalents				$8,443
Marketable securities, current				48,981
Marketable securities, non-current				752
Restricted cash				398
Total investments				$58,574

At December 31, 2013, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	12,301	—	—	12,301
Commercial paper	8,246	3	—	8,249
Corporate debt securities	1,961	—	—	1,961
Total investments	$76,019	$3	$—	$76,022

Reported as:
Cash and cash equivalents				$53,306
Marketable securities				22,511
Restricted cash				205
Total investments				$76,022

There were no realized gains or losses from the sale of marketable securities for the three and six months ended June 30, 2014 and 2013.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$8,840	$—	$—	$8,840
Federal agency securities	—	15,094	—	15,094
Commercial paper	—	10,249	—	10,249
Corporate debt securities	—	24,391	—	24,391
Total investments	$8,840	$49,734	$—	$58,574

	Fair Value Measurements as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	—	12,301	—	12,301
Commercial paper	—	8,249	—	8,249
Corporate debt securities	—	1,961	—	1,961
Total investments	$53,511	$22,511	$—	$76,022

The Company’s Level 2 investments include U.S. government-backed securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2014 is less than ten months and all of these investments are rated A3/A-/A- or P1/A1/F1, or higher by Moody’s, S&P and Fitch.

The estimated fair value of the notes payable as of June 30, 2014, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

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

In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires on the tenth anniversary of its issuance date. The warrants issued to Midcap Financial had an initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized as non-cash interest expense over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. Pursuant to this Amendment, the Company drew down the final tranche of $5.0 million in May 2014.

Future payments as of June 30, 2014 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of June 30, 2014, are as follows:

(in thousands)
Remainder of 2014	$3,154
2015	5,946
2016	5,910
Total minimum payments	15,010
Less amount representing interest	(1,632)
Notes payable, gross	13,378
Discount on notes payable	(82)
Accretion of the final exit fee payment	127
Carrying value of notes payable	$13,423

6. Sanofi

In January 2010, the Company and Sanofi entered into an agreement for the development and commercialization of KB001, the precursor to KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. Under the original terms, the Company may also have received development, regulatory and commercial contingent payments for a potential further $250 million, as well as royalties on eventual product sales, if any. These contingent payments would not meet the definition of milestones since they were based solely on Sanofi’s performance and therefore, the milestone method was applied to those payments, to the extent they were earned. Sanofi was solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retained responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. The Sanofi agreement also gave Sanofi an option to obtain rights to participate in the development and promotion of KB001-A and other licensed products for the diagnosis, treatment and/or prevention of Pa in patients with CF or bronchiectasis, either outside of the U.S. or worldwide, at any time up to 90 days after the delivery by the Company to Sanofi of the final clinical study report from the Company’s Phase 2 clinical trial of KB001-A in Pa-infected patients with CF. Under the terms of the Sanofi agreement, the Company received specified research and development funding for services performed in connection with KB001-A research and development efforts. Reimbursements received by the Company for these services were recorded as contract revenue when earned as the related services were provided.

In July 2014, the Company and Sanofi executed an agreement (the Termination Agreement) under which the Sanofi agreement was terminated.  As a result of the Termination Agreement, KaloBios regains full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi will be entitled to low single digit royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi will be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event KaloBios successfully re-partners KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license payments to be shared with Sanofi.

7. Commitments and Contingencies

Contractual Obligations and Commitments

On May 21, 2013, the Company entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, we are continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of June 30, 2014, there was a remaining commitment for services of approximately $1.6 million with the third party which is currently expected to be incurred through 2015.

Aside from the updated contractual commitment disclosed above, as of June 30, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

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

9. Stockholders’ Equity

2012 Equity Incentive Plan

As of June 30, 2014, under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the six months ended June 30, 2014 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,820,784	$4.46
Granted	876,500	5.37
Exercised	(50,304)	1.18
Cancelled	(98,666)	6.35
Outstanding at March 31, 2014	2,548,314	$4.77
Granted	193,000	2.08
Exercised	—	—
Cancelled	(89,792)	5.93
Outstanding at June 30, 2014	2,651,522	$4.53

The weighted average fair value of options granted during the three and six months ended June 30, 2014 were $1.39 per share and $3.08 per share, respectively.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan, or ESPP, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on January 15, 2033 unless sooner terminated. There were 168,469 shares initially authorized for issuance under the plan, and the first offering period commenced June 1, 2014.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
General and administrative	$247	$174	$473	$259
Research and development	280	199	545	295
	$527	$373	$1,018	$554

At June 30, 2014, the Company had $4.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.8 years.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on March 13, 2014 and our quarterly report [add details of Q1 filing]. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. We have a portfolio of patient- targeted, first-in-class antibodies using our Humaneered® antibody technology to treat serious medical conditions with a primary clinical focus on respiratory diseases and cancer. Our principal pharmaceutical product candidates that we have advanced to the clinical development stage are:

•       KB001-A, a Humaneered®, PEGylated, anti-PcrV modified antibody fragment (Fab’) antibody that is being developed for the prevention of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and for the treatment of cystic fibrosis(CF) patients with chronic Pa lung infections;

•       KB004, a Humaneered® anti-EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors; and

•       KB003, a Humaneered® anti-granulocyte macrophage colony-stimulating factor (anti-GM-CSF) monoclonal antibody that was being developed for the treatment of severe asthma inadequately controlled by corticosteroids. We have discontinued the development of KB003 in severe asthma, and we are currently evaluating other potential indications for this antibody.

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi was solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi focused its clinical development on prevention of Pa ventilator associated pneumonia (VAP).

Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through June 30, 2012. We had the potential to receive additional contingent payments aggregating up to $250 million upon achievement by Sanofi of certain clinical, regulatory and commercial events, together with tiered royalties based upon global net sales of licensed products.

As part of the agreement with Sanofi, we retained responsibility for developing and promoting the product for the diagnosis, treatment, and/or prevention of Pa in patients with CF or bronchiectasis, and are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. Subject to the terms of the agreement, Sanofi had an option to assume primary responsibility for developing and promoting KB001-A for Pa infection in CF or bronchiectasis patients upon the completion of our Phase 2 clinical trial. As part of Sanofi’s clinical development plan for Pa VAP, Sanofi conducted a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. That study was successfully completed, dosing patients at levels up to 30 mg/kg with no safety issues noted.  Sanofi had further indicated that they have completed their manufacturing process development and were preparing for GMP manufacturing runs to provide material for a potential Phase 2b intravenous study to begin as early as mid-year 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP.

In July 2014, as a result of our requests for Sanofi to return KB001-A, we executed an agreement with Sanofi (the Termination Agreement) under which the original Sanofi collaboration agreement was terminated.  As a result of the Termination Agreement, we regained full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi will be entitled to low single digit royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi will be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event we successfully re-partner KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license payments to be shared with Sanofi.

In July 2014, we announced that we had completed enrollment of our 180-patient, randomized, double-blind, placebo-controlled monthly-dosed, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections, and that we expect to report top-line data on this study early in the first quarter of 2015. We also have an ongoing Phase 1 dose escalation study of KB004 in subjects with hematologic cancer and entered the Phase 2 expansion portion of the clinical testing of KB004 in AML and MDS patients in February 2014. Finally, we completed our 160-patient, randomized, double-blind, placebo-controlled, monthly-dose, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids in February 2014.  We have discontinued development of KB003 in severe asthma, and we are evaluating other potential indications for this antibody.

In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months.

We licensed our proprietary Humaneered® antibody technology to Novartis in 2007 on a non-exclusive basis and received a license fee of $30 million at that time. We are not currently actively pursuing the license of our Humaneered® technology to third parties and we are not expecting to receive future revenue from additional licenses to this technology.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of June 30, 2014, we had an accumulated deficit of $160.4 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2014, we had cash, cash equivalents, and investments of $58.8 million.

We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids, and would expect to continue to incur additional expenses as we evaluate KB003 in other indications. In addition, we have incurred and we expect to continue to incur substantial expenses for our Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections and our Phase 1 and Phase 2 clinical trials for our KB004 oncology program. Now that we have terminated our development partnership with Sanofi, we are no longer dependent on Sanofi to conduct the Phase 2 and Phase 3 clinical trials for KB001-A for the prevention of Pa VAP, but we are dependent on identifying and successfully entering into a new development partnership for those trials. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2013 Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At June 30, 2014, we had an accumulated deficit of $160.4 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and six months ended June 30, 2014 and 2013, and for the period from January 1, 2008 to June 30, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from January 1, 2008 to June 30, 2014
(in thousands)	2014	2013	2014	2013
External costs:
KB001-A	$1,446	$2,150	$3,023	$3,299	$28,503
KB003	1,598	3,398	3,204	5,855	39,018
KB004	1,420	1,190	3,459	2,325	29,361
Internal costs	2,257	2,908	4,724	4,487	59,414
Total research and development	$6,721	$9,646	$14,411	$15,966	$156,297

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing our Phase 2 clinical trial for our KB001-A CF program, and our Phase 1/ Phase 2 clinical trial for our KB004 oncology program, as well as concluding our Phase 2 clinical trial for our KB003 severe asthma program completed in February 2014 and continuing to evaluate KB003 in other indications. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the Phase 2 trial for KB001-A, and the ongoing Phase 1/Phase 2 trial for KB004.

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

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2014	2013	in thousands	%
Contract revenue	$—	$15	$(15)	(100)
Operating expenses:
Research and development	6,721	9,646	(2,925)	(30)
General and administrative	2,813	1,940	873	45
Loss from operations	(9,534)	(11,571)	(2,037)	(18)
Interest expense	(290)	(236)	54	23
Interest and other income, net	10	(2)	(12)	(600)
Net loss	$(9,814)	$(11,809)	$(1,995)	(17)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased from $15,000 for the three months ended June 30, 2013 to zero for the three months ended June 30, 2014. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. Given the termination of the Sanofi agreement in July 2014, we do not expect to receive any additional contract revenue or payments of any kind from Sanofi in the future.

Research and development expenses decreased $2.9 million, from $9.6 million for the three months ended June 30, 2013 to $6.7 million for the three months ended June 30, 2014. The decrease was primarily attributed to a $3.1 million decrease in clinical trial expenses related to the completion of KB003 in severe asthma and $0.4 million decrease related to KB001A expenses, partially offset by increase of $0.6 million due to the contract manufacturing expenses related to KB003 for other indications.

In addition to ongoing costs on our Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections for which enrollment was completed in July, we have now commenced enrollment in the Phase 2 expansion portion of our clinical trial for KB004 in hematologic malignancies. We also incurred significant costs in the first six months of 2014 on our Phase 2 clinical trial of KB003 in severe asthma and expect we will continue to incur costs in 2014 on that program as we complete the follow up activities, resolve manufacturing commitments and work through other close-out related activities. As a result, we expect a modest overall increase in research and development expenses in 2014 as compared to 2013.

General and administrative expenses increased $0.9 million, from $1.9 million for the three months ended June 30, 2013 to $2.8 million for the three months ended June 30, 2014 due primarily to increases of $0.5 million in employee-related expenses, increase of $0.2 million due to the move to new facilities.  We expect a modest increase in general and administrative expenses in 2014 as compared to 2013, driven primarily by increases in facilities and employee-related costs.

Interest expense of $0.2 million recognized for the three months ended June 30, 2013 and $0.3 million recognized for the three months ended June 30, 2014, was related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013.

Interest and other income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Comparison of Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2014	2013	in thousands	%
Contract revenue	$—	$31	$(31)	(100)
Operating expenses:
Research and development	14,411	15,966	(1,555)	(10)
General and administrative	5,283	3,959	1,324	33
Loss from operations	(19,694)	(19,894)	200	1
Interest expense	(550)	(488)	(62)	(13)
Interest and other income, net	22	(1)	23	2300
Net loss	$(20,222)	$(20,383)	$161	1

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased from $31,000 for the six months ended June 30, 2013 to zero for the six months ended June 30, 2014. This decrease was mainly attributable to the completion of our substantive performance obligations under our agreement with Sanofi in mid 2012. Given the termination of the Sanofi agreement in July 2014, we do not expect to receive any additional contract revenue or payments of any kind from Sanofi in the future

Research and development expenses decreased $1.6 million, from $16.0 million for the six months ended June 30, 2013 to $14.4 million for the three months ended June 30, 2014. The decrease was primarily attributed to a $3.4 million decrease in clinical trial expenses related to the KB003 severe asthma trial, partially offset by an increase of $0.5 million in milestone costs for the initiation of the Phase 2 KB004 program, increase of $0.5M in contract manufacturing costs for KB003 and $0.3 million in costs incurred as a result of the move to our new facilities in the second quarter of 2014.

In addition to our ongoing Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections for which enrollment was completed in July, we have now commenced enrollment in the Phase 2 expansion portion of our clinical trial for KB004 in hematologic malignancies. We also incurred significant costs in the first six months of 2014 on our Phase 2 clinical trial of KB003 in severe asthma and expect we will continue to incur costs in 2014 on that program as we complete the follow up activities, resolve manufacturing commitments, work through other close-out related activities and as we continue to evaluate other potential indications for KB003. As a result, we expect a modest overall increase in research and development expenses in 2014 as compared to 2013.

General and administrative expenses increased $1.3 million, from $4.0 million for the six months ended June 30, 2013 to $5.3 million for the six months ended June 30, 2014 due primarily to increases of $0.9 million in employee-related expenses and increase of $0.2 million due to the move to new facilities.  We expect a modest increase in general and administrative expenses in 2014 as compared to 2013, driven primarily by increases in facilities and employee-related costs.

Interest expense of $0.5 million recognized for the six months ended June 30, 2013 and and $0.6 million recognized for the three months ended June 30, 2014, was related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013.

Interest and other income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our initial and secondary public equity offerings, private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and payments under agreements with Sanofi and Novartis. At June 30, 2014, we had cash and cash equivalents and investments of $58.8 million.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections, for our ongoing Phase 1/Phase 2 clinical trials for our KB004 development program in hematologic malignancies and as we continue to evaluate other potential KB003 indications while winding down obligations relating to our KB003 asthma development program terminated earlier in 2014.

In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months.

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

•                  the timing, receipt and amount of contingent, royalty, and other payments from potential future development partners;

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

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(20,683)	$(20,404)
Net cash used in investing activities	(27,922)	(35,049)
Net cash provided by financing activities	3,438	63,980
Net (decrease) increase in cash and cash equivalents	$(45,167)	$8,527

Net cash used in operating activities was $20.7 million and $20.4 million for the six months ended June 30, 2014 and 2013, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $20.7 million for the six months ended June 30, 2014 primarily related to our net loss of $20.2 million, adjusted for non-cash items such as $1.0 million of stock-based compensation expense and net cash outflows of $2.0 million related to changes in operating assets and liabilities. Cash used in operating activities of $20.4 million for the six months ended June 30, 2013 primarily related to our net loss of $20.2 million, adjusted for non-cash items such as $0.6 million of stock-based compensation expense and net cash inflows of $1.0 million related to changes in operating assets and liabilities..

Net cash used in investing activities was $27.9 million for the six months ended June 30, 2014, primarily related to purchases of investments of $49.9 million partially offset by proceeds from maturities of marketable securities of $22.5 million. Net cash used in investing activities was $35.0 million for the six months ended June 30, 2013, primarily related to purchases of marketable securities offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2014, and consisted primarily of proceeds from issuance of debt of $5.0 million partially offset by payments on our borrowings. Net cash provided by financing activities was $64.0 million for the six months ended June 30, 2013, which consisted primarily of net proceeds from our IPO.

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

Contractual Obligations and Commitments

On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, we are continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of June 30, 2014, we had a remaining commitment for services of approximately $1.6 million with the third party which is currently expected to be incurred through 2015.

Aside from the updated contractual commitment disclosed above, as of June 30, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $58.2 million and $75.8 million as of June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014, we had $58.8 million in cash, cash equivalents, and investments. We utilized $20.7 million of cash in operating activities during the six months ended June 30, 2014. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB004, as well as other corporate activities.

Our spending levels vary based on new and ongoing development and corporate activities. As a result, our cash used in operating activities will also fluctuate from period to period. We have not sold and do not expect to sell any product candidates or derive royalty revenue from product candidate sales for the foreseeable future, if ever. In order to develop and bring product candidates through clinical trials, we must commit substantial resources to costly and time-consuming clinical trials. As such, we anticipate that we will need to raise substantial additional capital. In particular, in order to initiate an additional clinical trial for KB001-A following receipt of our Phase 2 clinical results, if successful, we will need to raise additional capital. The amount of capital we will require and the timing of our need for additional capital will depend on many other factors, including:

•                  the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•                  the scope, progress, expansion, costs, and results of, or delays in, our clinical trials;

•                  the timing of and costs involved in obtaining regulatory approvals;

•                  our ability to establish and maintain development partnering arrangements and any associated funding;

•                  the timing, receipt and amount of contingent, royalty, and other payments from any future development partners;

•                  the emergence of competing products or technologies and other adverse market developments;

•                  the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•                  the resources we devote to marketing, and, if approved, commercializing our product candidates;

•                  the sourcing, timing, scope, progress, expansion, and costs of manufacturing our product candidates;

•                  our ability to draw funds from any future loan and security agreement; and

•                  the costs associated with being a public company.

Since our inception, we have been financing our operations primarily through private placements and our initial and secondary public offerings of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, borrowings from lines of credit, and payments under agreements with Sanofi and Novartis International Pharmaceutical Ltd. (together with its affiliates, Novartis), a licensee of our Humaneered® technology. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, borrowings from lines of credit, or other sources. In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months.

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

As of June 30, 2014, we had an accumulated deficit of $160.4 million, and for the six months ended June 30, 2014, we incurred a net loss of $20.2 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not be successful in establishing and maintaining additional development partnerships, which could adversely affect our ability to develop and commercialize product candidates.

We have recently announced our mutual agreement with Sanofi to terminate our prior development partnership for KB001-A. In addition to our prior partnership with Sanofi, a part of our strategy, including but not limited to KB001-A, is to enter into development partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time consuming and complex. Although our decision with Sanofi was mutual, we cannot predict the impact of that decision on the likelihood of our ability to enter into future partnerships for KB001-A or for our other programs. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because, among other reasons, our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional development partnerships related to our product candidates:

•                  the development of certain of our current or future product candidates, including but not limited to KB001-A, may be terminated or delayed;

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

Our product candidates are in the early stage of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. We currently only have two product candidates in Phase 2 clinical trials, KB001-A and KB004, and we have recently discontinued development in severe asthma of KB003, our most advanced program at that time. None of our product candidates have advanced into a pivotal study and it may be years before such a study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

We have and may continue to experience delays in commencing or conducting our clinical trials, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us and delay our ability to generate product candidate revenue.

Before we can initiate clinical trials in the United States for any new product candidates, we are required to submit the results of preclinical testing to the FDA as part of an Investigational New Drug (IND) application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. In doing so, we rely in part on preclinical, clinical, and quality data previously generated by other third parties for regulatory submissions for KB001-A. In addition, for our programs already underway, we are required to report or provide information to appropriate regulatory authorities in order to continue with our testing programs. If we are unable to make timely regulatory submissions for any of our programs, it will delay our plans for our clinical trials.  If those third parties do not make the required data available to us, we will likely have to identify and contract with another CMO, and/or develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Moreover, despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

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

•                  obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials, either as a result of transferring the manufacturing of a product candidate to another site or manufacturer, deferring ordering or production of product in order to conserve resources or mitigate risk, having product in inventory become no longer suitable for use in humans, or other reasons that reduce or delay availability of drug supply;

•                  obtaining and maintaining institutional review board (IRB) or ethics committee approval to conduct a clinical trial at an existing or prospective site;

•                  retaining or replacing participants who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, or personal issues; readiness of any companion diagnostic necessary to ensure that the study enrolls the target population; or

•                  undergoing a clinical trial put on clinical hold at any time by the FDA during product candidate development.

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. Numerous companies and institutions are conducting clinical studies in similar patient populations which can result in competition for qualified patients. In addition, clinical trials will take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an Institutional Review Board (IRB), an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site or the FDA or other regulatory authorities due to a number of factors, including:

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

Additionally, if any of our future development partners do not develop the licensed product candidates in the time and manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated. In addition, our ability to enforce our partners’ obligations under any future collaboration efforts may be limited due to time and resource constraints, competing corporate priorities of our future partners, and other factors.

Any delays in the commencement of our clinical trials, including any delays as a result of our transition from Sanofi to a third party contract manufacturing organization (CMO) or other partner for the manufacture of the KB001-A drug substance, may delay or preclude our ability to further develop or pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial. If we or any of our future development partners experience delays in the completion of, or if we or any of our future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

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

The FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•                  such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials;

•                  we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•                  such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•                  the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•                  we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from antibody studies that served as precursors to our current drug candidates;

•                  such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies;

•                  we may not be successful in developing any companion diagnostic necessary to demonstrate efficacy in our desired target populations for KB004;

•                  such authorities may delay approval or clearance of any companion diagnostic for KB004; or

•                  the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us,  or any of our future development partners from commercializing our product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has substantial inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application (NDA) or BLA to the FDA and even fewer are approved for commercialization.

For example, we recently announced the termination of development in severe asthma of KB003, our most advanced product candidate, because the Phase 2 study we were conducting did not meet its primary or secondary endpoints, despite promising results in prior studies of a precursor molecule, KB002.

Furthermore, the efficacy or safety data demonstrated with KB001, the precursor molecule to KB001-A, may not be reproduced in KB001-A, and our Phase 2 expansion trial for KB004 may not be successful.

Any product candidate we or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

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

We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in individuals who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

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

We are, and will for the foreseeable future continue to be, wholly dependent on third party contract manufacturers for the timely supply of adequate quantities of our products which meet or exceed requisite quality and production standards for use in clinical and nonclinical studies. Given the extensive risks, scope, cost, regulatory requirements and commitment of resources associated with developing the capabilities to manufacture one or more of our products, we have no present plan or intention of developing in-house manufacturing capabilities for nonclinical, clinical or commercial scale production, beyond our current supervision and management of our third party contract manufacturers. In addition, in order to balance risk and conserve financial and human resources, we may from time to time defer commitment to production of product, which could result in delays to the continued progress of our clinical and nonclinical testing.

In addition to the foregoing, the process of manufacturing our products is complex, highly regulated and subject to several risks, including but not limited to the following:

•                  The process of manufacturing biologics, such as KB001-A, KB003 and KB004, is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•                  The manufacturing facilities in which our products are made could be adversely affected by equipment failures,  plant closures, capacity constraints, competing customer priorities or changes in corporate strategy or priorities, process changes or failures, changes in business models or operations, materials or labor shortages,  natural disasters,  power failures and numerous other factors.

•                  We are dependent upon a timely and successful transition from Sanofi to a third party CMO, and upon the successful manufacture by that CMO, to timely supply adequate quantities of requisite quality drug substance for our KB001-A clinical trials and for commercial sale if KB001-A is ultimately approved by the appropriate regulatory authorities.

•                  In the case of KB004, KB003 and any other future products, we are wholly dependent upon third party CMOs for the timely supply of adequate quantities of requisite quality product for our nonclinical, clinical and, if approved by regulatory authorities, commercial scale production.

•                  We, and our contract manufacturers,  must comply with the FDA’s current Good Manufacturing Practice (cGMP) regulations and guidelines. We, and our contract manufacturers, may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, and our contract manufacturers, are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

We do not currently have any infrastructure for the sale, marketing, and distribution of any of our product candidates once approved, if at all, and we must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any product candidates for which we may obtain approval. The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any product candidates we may develop will be expensive and time consuming and could delay any product candidate launch. If we or any of our future development partners are unable to establish sales and marketing capabilities or any other nontechnical capabilities necessary to commercialize any product candidates we may successfully develop, we will need to contract with third parties to market and sell such product candidates. We may not be able to establish arrangements with third parties on acceptable terms, if at all.

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

The use of our product candidates in clinical trials and the sale of any product candidates for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or any of our future development partners by participants enrolled in our clinical trials, patients, health care providers, or others using, administering, or selling our product candidates. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

As we seek to advance our product candidates through clinical trials we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities, and contract with third parties to provide these capabilities for us. As our operations expand we expect that we will need to manage additional relationships with various development partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend in part on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively. We may not be able to accomplish these tasks and our failure to accomplish any of them could prevent us from successfully growing our company.

Our loan and security agreement contains restrictions that limit our flexibility in operating our business.

In September 2012, we entered into a loan and security agreement with MidCap Financial and drew down $5.0 million under the facility. In December 2012, we drew down an additional $5.0 million under the facility, and in May 2014, we drew down the final $5.0 million available under the facility. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We and our future development partners, third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and our future development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Our internal computer systems, or those of our future development partner, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

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

Risks Related to Our Dependence on Third Parties

Having recently terminated our development partnership with Sanofi, we will likely be dependent on a future development partner for the development and commercialization of KB001-A. Our development and/or commercialization of KB004, KB003 and any other future products may also depend in whole or in part on a future development partner. Our inability to successfully identify and enter into a development partnership, or the failure of any new partner to develop and/or commercialize one or more of our products, could result in a material adverse effect on our business and operating results.

We recently announced the mutual termination of our exclusive license to Sanofi of KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Before that termination, we were dependent on Sanofi to carry out their contractual obligations, and did not have significant control over their efforts or the outcome of those efforts. Now that our development partnership with Sanofi on KB001-A or other antibodies has terminated, we intend to enter into a new partnership(s) for the further development of KB001-A. We also intend to explore development and/or commercial partnerships for KB004 and any other of our future products. Any new partnership for one or more of our products, assuming we are able to successfully identify and enter into such a transaction(s), may not be scientifically, medically, technically or commercially successful due to a number of important factors, including the following:

•                  Regardless of the standard of effort required under any new partnership agreement, any new partner will likely have significant discretion in determining the efforts and resources that it will apply to the development and commercialization of our product;

•                  The timing and amount of any contingent, royalty or other payments we may receive under any new agreement have yet to be determined and will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidate by the new partner under any such agreement;

•                  A new partner, if any, may change the focus of its development and commercialization efforts or pursue higher- priority programs;

•                  A new partner, if any, may not make timely regulatory submissions;

•                  The terms of any new partnership agreement have yet to be identified, and may not be optimal for us in any number of respects, including but not limited to the amount, timing and contingencies associated with any payments or funding to us; the degree of control or influence we may have over any partners’ efforts; the indications, territories, responsibilities, rights, obligations and recourse available to us under any partnership agreement; and the other economic and non-economic terms of any partnership agreement;

•                  If a new partner negotiates for clinical supply manufacturing rights, such partner may fail to manufacture or supply sufficient drug substance of our product for our clinical use, which could result in program delays;

•                  If a new partner negotiates for commercial supply manufacturing rights, such partner may fail to manufacture or supply sufficient drug substance of our product for our commercial use, if approved, which could result in delays and lost revenue;

•                  Any new partner may utilize our intellectual property rights or take actions related to licensed products in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•                  Any new partner may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

•                  If a new partner were to breach or terminate any agreement with us, the development and commercialization of our product could be delayed. We would need to either use our own resources and capabilities to continue the development and commercialization of our product or grant rights to another development or commercial partner, which may not be available on reasonable terms, or at all;

•                  If any new partner were to terminate any future partnership arrangements with us, our potential revenue under such an agreement, including from potential development and commercial contingent payments and royalties on net sales of licensed products, would be significantly reduced or eliminated; and

•                  Any new partner may not dedicate the resources that would be necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals to market our product.

Our or any new partner’s failure to develop, manufacture or effectively commercialize our product would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. Now that we have terminated our development partnership with Sanofi, we are no longer dependent on Sanofi to conduct the Phase 2 and Phase 3 clinical trials for KB001-A for the prevention of Pa VAP, but we are dependent on identifying and successfully entering into a new development partnership for those trials. Therefore, the timing of the initiation and completion of these trials is uncertain and may occur on substantially different timing from our estimates. We also use clinical research organizations (CROs) to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We are completely dependent on third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. We are in the process of a transition from our prior partner/supplier, Sanofi, for KB001-A. We are continually evaluating potential alternate sources of supply but there can be no guarantee that any such suppliers would be available, acceptable or successful. If these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates. We are continually evaluating alternative sources of supply, and there can be no guarantee that any such source will be acceptable, available or successful.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

•  patent applications may not result in any patents being issued, with or without oppositions being filed by competitors or other third parties;

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

If we or any of our future development partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability and the ability of any of our future development partners to develop, manufacture, market, and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S.-issued and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. For example, we have entered into several licenses for the right to use third-party intellectual property, including with UCSF and LICR. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all.

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

In addition, any future patent litigation, interference, or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us, or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on September 3, 2013 we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (MLV) under which, subject to certain conditions, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through MLV, acting as agent. On October 1, 2013, we completed a secondary offering of common stock which resulted in dilution of our existing shareholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance could result in further dilution to our stockholders.

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

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to August 5, 2014, our stock had high and low sales prices in the range of $8.25 to $1.57 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this ‘‘Risk Factors’’ section of this report and others such as:

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of June 30, 2014, we had 32,981,396 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. As of December 25, 2013, approximately 5,409,636 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume and other limitations under Rule 144 under the Securities Act.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 58% of our common stock as of June 30, 2014. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Anti-takeover provisions in our charter documents and Delaware law, could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

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

KALOBIOS PHARMACEUTICALS, INC.

Date: August 7, 2014	By:	/s/ David W. Pritchard
David W. Pritchard
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Herb C. Cross
Herb C. Cross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(2)*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and David W. Pritchard.

10.2(2)*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Herb C. Cross.

10.3(2)*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Donald R. Joseph.

10.4(2)*	Amended and Restated Employment Agreement, dated April 28, 2014, by and between the Registrant and Geoffrey T. Yarranton.

10.5(2)*	Employment Agreement, dated April 28, 2014, by and between the Registrant and Nestor A. Molfino.

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

32.1**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on May 8, 2014.

*	Indicates management contract or compensatory plan
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