Form 10-Q
period 2014-09-30
KALOBIOS PHARMACEUTICALS INC
filed 2014-11-06
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of November 6, 2014, there were 32,987,817 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,270	$54,220
Marketable securities, current	37,844	22,511
Prepaid expenses and other current assets	1,322	786
Restricted cash, current	—	205
Total current assets	50,436	77,722

Property and equipment, net	339	276
Restricted cash, non current	193	—
Other assets	139	706
Total assets	$51,107	$78,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$920	$3,197
Accrued compensation	1,380	1,091
Deferred rent, short term	10	160
Accrued research and clinical liabilities	1,984	3,309
Notes payable, short term	5,134	3,182
Other accrued liabilities	526	443
Total current liabilities	9,954	11,382

Notes payable, long term	7,042	6,786
Deferred rent, long term	318	—
Total liabilities	17,314	18,168

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares and 47,500,000 shares authorized at September 30, 2014, and December 31, 2013 respectively; 32,981,817 and 32,931,092 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	33	33
Additional paid-in capital	202,259	200,715
Accumulated other comprehensive income	1	3
Accumulated deficit	(168,500)	(140,215)
Total stockholders’ equity	33,793	60,536
Total liabilities and stockholders’ equity	$51,107	$78,704

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Contract revenue	$—	$9	$—	$40

Operating expenses:
Research and development	5,085	8,995	19,496	24,961
General and administrative	2,624	2,101	7,907	6,060
Total operating expenses	7,709	11,096	27,403	31,021

Loss from operations	(7,709)	(11,087)	(27,403)	(30,981)

Other income (expense):
Interest expense	(348)	(278)	(898)	(807)
Other (expense) income, net	(6)	36	16	76
Net loss	(8,063)	(11,329)	(28,285)	(31,712)
Other comprehensive income:
Net unrealized (losses) gains on marketable securities	—	(7)	(2)	10
Comprehensive loss	$(8,063)	$(11,336)	$(28,287)	$(31,702)

Basic and diluted net loss per common share	$(0.24)	$(0.47)	$(0.86)	$(1.48)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	32,981,725	24,263,745	32,976,532	21,385,478

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(28,285)	$(31,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	190
Noncash interest expense	160	125
Amortization of premium on marketable securities	377	347
Stock based compensation expense	1,484	1,008
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6)	(906)
Accounts payable	(2,277)	1,419
Accrued compensation	289	234
Accrued research and clinical liabilities	(1,324)	601
Other liabilities	82	(106)
Deferred rent	169	77
Net cash used in operating activities	(29,077)	(28,723)

Investing activities:
Purchase of marketable securities	(49,902)	(46,351)
Proceeds from maturities of marketable securities	34,190	23,721
Purchases of property and equipment	(317)	(335)
Changes in restricted cash	12	—
Net cash used in investing activities	(16,017)	(22,965)

Financing activities:
Proceeds from initial public offering, net of offering costs	—	63,912
Proceeds from issuances of notes payable	5,000	—
Proceeds from issuance of common stock	60	155
Principal payments under notes payable	(2,916)	(29)
Net cash provided by financing activities	2,144	64,038

Net (decrease) increase in cash and cash equivalents	(42,950)	12,350
Cash and cash equivalents, beginning of period	54,220	10,947
Cash and cash equivalents, end of period	$11,270	$23,297

Supplemental cash flow disclosure:
Cash paid for interest	$725	$663
Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock and additional paid-in capital	$—	$102,023
Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$157
Issuance of common stock warrants in connection with a loan amendment	$—	$130

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

The Company has incurred significant losses and had an accumulated deficit of $168.5 million as of September 30, 2014. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). The Company completed its initial public offering (IPO) in February 2013 and completed a secondary offering and sale of common stock in October 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs.

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

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of September 30,
	2014	2013
Warrants to purchase common stock	88,545	88,545
Options to purchase common stock	2,687,142	1,840,499
	2,775,687	1,929,044

3. Investments

At September 30, 2014, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$10,650	$—	$—	$10,650
Federal agency securities	15,055	—	(1)	15,054
Commercial paper	5,747	3	—	5,750
Corporate debt securities	17,041	—	(1)	17,040
Total investments	$48,493	$3	$(2)	$48,494

Reported as:
Cash and cash equivalents				$10,457
Marketable securities, current				37,844
Restricted cash, non current				193
Total investments				$48,494

At December 31, 2013, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	12,301	—	—	12,301
Commercial paper	8,246	3	—	8,249
Corporate debt securities	1,961	—	—	1,961
Total investments	$76,019	$3	$—	$76,022

Reported as:
Cash and cash equivalents				$53,306
Marketable securities, current				22,511
Restricted cash, current				205
Total investments				$76,022

There were no realized gains or losses from the sale of marketable securities for the three and nine months ended September 30, 2014 and 2013.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$10,650	$—	$—	$10,650
Federal agency securities	—	15,054	—	15,054
Commercial paper	—	5,750	—	5,750
Corporate debt securities	—	17,040	—	17,040
Total investments	$10,650	$37,844	$—	$48,494

	Fair Value Measurements as of
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$53,511	$—	$—	$53,511
Federal agency securities	—	12,301	—	12,301
Commercial paper	—	8,249	—	8,249
Corporate debt securities	—	1,961	—	1,961
Total investments	$53,511	$22,511	$—	$76,022

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper and corporate debt securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2014 is less than five months and all of these investments are rated A3/A-/A- or P1/A1/F1, or higher by Moody’s, S&P and Fitch.

The estimated fair value of the notes payable as of September 30, 2014, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

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

In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 49,548 shares of the Company’s common stock with an exercise price of $12.11 per share. The warrant expires in June 2023, on the tenth anniversary of its issuance date. The warrants issued to Midcap Financial had an initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized as non-cash interest expense over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. Pursuant to this Amendment, the Company drew down the final tranche of $5.0 million in May 2014.

Future payments as of September 30, 2014 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of September 30, 2014, are as follows:

(in thousands)
Remainder of 2014	$1,560
2015	5,946
2016	5,910
Total minimum payments	13,416
Less amount representing interest	(1,332)
Notes payable, gross	12,084
Discount on notes payable	(67)
Accretion of the final exit fee payment	159
Carrying value of notes payable	$12,176

6. Sanofi

In July 2014 the Company and Sanofi executed an agreement (the Termination Agreement) under which the Sanofi agreement was terminated.  As a result of the Termination Agreement, KaloBios regains full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a non-exclusive license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi will be entitled to royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi will be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event KaloBios successfully re-partners KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license payments to be shared with Sanofi.

In January 2010, the Company and Sanofi had entered into an agreement for the development and commercialization of KB001, the precursor to KB001-A, an investigational new biologic for the treatment and prevention of Pseudomonas aeruginosa (Pa) infections (the Sanofi agreement). Under the terms of the Sanofi agreement, the Company received an initial upfront non-refundable payment of $35 million and received an additional non-refundable payment of $5 million that represented a second installment of the upfront fees due to the Company under the agreement upon completion of a sublicense negotiation with a third party in August 2011. Sanofi was solely responsible for conducting, at its cost, the research, development, manufacture, and commercialization of the licensed products for the diagnosis, treatment and/or prevention of all human diseases and conditions caused by Pa, except that the Company retained responsibility, at the Company’s cost, for developing and promoting the products for the diagnosis, treatment and/or prevention of Pa in patients with cystic fibrosis (CF) or bronchiectasis. Under the terms of the Sanofi agreement, the Company received specified research and development funding for services performed in connection with KB001-A research and development efforts and could have also received contingent payments based on the occurrence of development, regulatory or commercial events, and royalties on any product sales. Reimbursements received by the Company for these services were recorded as contract revenue when earned as the related services were provided.

7. Commitments and Contingencies

Contractual Obligations and Commitments

On May 21, 2013, the Company entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, the Company is continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of September 30, 2014, there was a remaining commitment for services of approximately $1.6 million with the third party which is currently expected to be incurred through 2015.

Aside from the contractual commitments pursuant to the Sanofi Termination Agreement, as of September 30, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

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

9. Stockholders’ Equity

2012 Equity Incentive Plan

As of September 30, 2014, under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the nine months ended September 30, 2014 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2013	1,820,784	$4.46
Granted	876,500	5.37
Exercised	(50,304)	1.18
Cancelled	(98,666)	6.35
Outstanding at March 31, 2014	2,548,314	$4.77
Granted	193,000	2.08
Exercised	—	—
Cancelled	(89,792)	5.93
Outstanding at June 30, 2014	2,651,522	$4.53
Granted	160,000	1.79
Exercised	(421)	1.46
Cancelled	(123,959)	5.46
Outstanding at September 30, 2014	2,687,142	$4.32

The weighted average fair value of options granted during the three and nine months ended September 30, 2014 were $1.18 per share and $2.83 per share, respectively.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan, or ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on January 15, 2033 unless sooner terminated. There were 168,469 shares initially authorized for issuance under the plan, and the first offering period commenced June 1, 2014 and will end on October 31, 2014.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
General and administrative	$282	$241	$755	$500
Research and development	184	213	729	508
	$466	$454	$1,484	$1,008

At September 30, 2014, the Company had $3.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.7 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January 2010, we entered into an agreement with Sanofi pursuant to which we granted Sanofi an exclusive worldwide license to develop, manufacture, and commercialize antibodies directed against the PcrV protein of Pa (including KB001-A) for all indications, and Sanofi was solely responsible for research, development, manufacturing, and commercialization. As part of this agreement, we retained the right to develop and promote KB001-A for Pa in CF or bronchiectasis patients. Sanofi focused its clinical development on prevention of Pa ventilator associated pneumonia (VAP). Pursuant to the agreement, we received an initial upfront payment of $35 million and an additional $5 million payment in August 2011 that were recognized as revenue through September 30, 2012.

As part of the agreement with Sanofi, we retained responsibility for developing and promoting the product for the diagnosis, treatment, and/or prevention of Pa in patients with CF or bronchiectasis, and are conducting a Phase 2 clinical trial in CF patients with chronic Pa infections. Subject to the terms of the agreement, Sanofi had an option to assume primary responsibility for developing and promoting KB001-A for Pa infection in CF or bronchiectasis patients upon the completion of our Phase 2 clinical trial. As part of Sanofi’s clinical development plan for Pa VAP, Sanofi conducted a Phase 1 clinical safety study in healthy volunteers to evaluate higher doses than those that we previously tested. That study was successfully completed, dosing patients at levels up to 30 mg/kg with no safety issues noted.  Sanofi had further indicated that they have completed their manufacturing process development and were preparing for GMP manufacturing runs to provide material for a potential Phase 2b intravenous study to begin mid-year 2015 to determine the safety and efficacy of KB001-A in preventing Pa VAP.

In July 2014, as a result of our requests for Sanofi to return the rights to KB001-A, we executed an agreement with Sanofi (the Termination Agreement) under which the original Sanofi collaboration agreement was terminated.  As a result of the Termination Agreement, we regained full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi will be entitled to royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi will be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event we successfully re-partner KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license or other payments to be shared with Sanofi.

In July 2014, we announced that we had completed enrollment of our 180-patient, randomized, double-blind, placebo-controlled, intravenous Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections, and that we expect to report top-line data on this study in January 2015. We also have an ongoing Phase 1 dose escalation study of KB004 in subjects with hematologic cancer and entered the Phase 2 expansion portion of the clinical testing of KB004 in the low-dose AML cohort in February 2014. Finally, we completed our 160-patient, randomized, double-blind, placebo-controlled, intravenous Phase 2 clinical trial of KB003 in patients with severe asthma inadequately controlled by corticosteroids in February 2014.  We have discontinued development of KB003 in severe asthma, and we are evaluating other potential indications for this antibody.

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

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of September 30, 2014, we had an accumulated deficit of $168.5 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2014, we had cash, cash equivalents, and investments of $49.1 million.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2013 Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At September 30, 2014, we had an accumulated deficit of $168.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three and nine months ended September 30, 2014 and 2013, and for the period from January 1, 2008 to September 30, 2014.

	For the		For the		For the Period from
	Three Months		Nine Months		January 1, 2008 to
	Ended September 30,		Ended September 30,		September 30, 2014
(in thousands)	2014	2013	2014	2013
External costs:
KB001-A	$1,640	$2,377	$4,663	$5,029	$30,143
KB003	290	3,334	3,494	9,466	39,308
KB004	1,063	1,290	4,522	4,142	30,424
Internal costs	2,092	1,994	6,816	6,324	61,506
Total research and development	$5,085	$8,995	$19,495	$24,961	$161,381

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

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2014	2013	in thousands	%
Contract revenue	$—	$9	$(9)	(100)
Operating expenses:
Research and development	5,085	8,995	(3,910)	(43)
General and administrative	2,624	2,101	523	25
Loss from operations	(7,709)	(11,087)	3,378	(30)
Interest expense	(348)	(278)	(70)	25
Interest and other income, net	(6)	36	(42)	(117)
Net loss	$(8,063)	$(11,329)	$3,266	(29)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased from $9,000 for the three months ended September 30, 2013 to zero for the three months ended September 30, 2014. This decrease was mainly attributable to the completion of our obligations under our agreement with Sanofi in 2013. Given the termination of the Sanofi agreement in July 2014, we do not expect to receive any additional contract revenue or payments of any kind from Sanofi in the future.

Research and development expenses decreased $3.9 million, from $9.0 million for the three months ended September 30, 2013 to $5.1 million for the three months ended September 30, 2014. The decrease was primarily attributed to a $3.4 million decrease in clinical trial expenses related to the completion of KB003 in severe asthma and $0.5 million decrease related to contract manufacturing costs related to KB001-A in CF patients with chronic Pa infections.

In addition to ongoing costs on our Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections for which enrollment was completed in July, we have now commenced enrollment in the Phase 2 expansion portion of our clinical trial for KB004 in hematologic malignancies.

General and administrative expenses increased $0.5 million, from $2.1 million for the three months ended September 30, 2013 to $2.6 million for the three months ended September 30, 2014 due primarily to increases of $0.3 million in employee-related expenses and an increase of $0.2 million due to facility related expenses.  We expect a modest increase in general and administrative expenses in 2014 as compared to 2013, driven primarily by increases in facilities and employee-related costs.

Interest expense of $0.3 million recognized for the three months ended September 30, 2013 and interest expense of $0.3 million recognized for the three months ended September 30, 2014, was related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013.

Interest and other (loss)/income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2014	2013	in thousands	%
Contract revenue	$—	$40	$(40)	(100)
Operating expenses:
Research and development	19,496	24,961	(5,465)	(22)
General and administrative	7,907	6,060	1,847	30
Loss from operations	(27,403)	(30,981)	3,578	(12)
Interest expense	(898)	(807)	(91)	11
Interest and other income, net	16	76	(60)	(79)
Net loss	$(28,285)	$(31,712)	$3,427	(11)

Contract revenue in each period related solely to our arrangement with Sanofi in which we licensed the KB001-A program to Sanofi in 2010. Contract revenue decreased from $40,000 for the nine months ended September 30, 2013 to zero for the nine months ended September 30, 2014. This decrease was mainly attributable to the completion of our obligations under our agreement with Sanofi in 2013. Given the termination of the Sanofi agreement in July 2014, we do not expect to receive any additional contract revenue or payments of any kind from Sanofi in the future.

Research and development expenses decreased $5.5 million, from $25.0 million for the nine months ended September 30, 2013 to $19.5 million for the nine months ended September 30, 2014. The decrease was primarily attributed to a $5.0 million decrease in clinical trial expenses related to the KB003 severe asthma trial and $0.5 million decrease in clinical trial expense in KB001-A in CF patients with chronic Pa infections.

In addition to our ongoing Phase 2 clinical trial for KB001-A in CF patients with chronic Pa infections for which enrollment was completed in July, we have now commenced enrollment in the Phase 2 expansion portion of our clinical trial for KB004 in hematologic malignancies. We also incurred significant costs in the first nine months of 2014 on our Phase 2 clinical trial of KB003 in severe asthma and expect we will continue to incur costs in 2014 on that program as we complete the follow up activities, resolve manufacturing commitments, work through other close-out related activities and as we continue to evaluate other potential indications for KB003.

General and administrative expenses increased $1.8 million, from $6.1 million for the nine months ended September 30, 2013 to $7.9 million for the nine months ended September 30, 2014 due primarily to increases of $1.1 million in employee-related expenses, $0.3 million in consulting fees and an increase of $0.3 million due to facility related expenses.  We expect a modest increase in general and administrative expenses in 2014 as compared to 2013, driven primarily by increases in facilities and employee-related costs.

Interest expense of $0.8 million recognized for the nine months ended September 30, 2013 and $0.9 million recognized for the nine months ended September 30, 2014, was related to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013.

Interest and other income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our initial and secondary public equity offerings, private placements of our equity securities, debt financing, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and payments under agreements with Sanofi and Novartis. At September 30, 2014, we had cash and cash equivalents and investments of  $49.1 million.

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

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(29,077)	$(28,723)
Net cash used in investing activities	(16,017)	(22,965)
Net cash provided by financing activities	2,144	64,038
Net (decrease) increase in cash and cash equivalents	$(42,950)	$12,350

Net cash used in operating activities was $29.1 million and $28.7 million for the nine months ended September 30, 2014 and 2013, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $29.1 million for the nine months ended September 30, 2014 primarily related to our net loss of $28.3 million, adjusted for non-cash items such as $1.5 million of stock-based compensation expense and net cash outflows of $3.1 million related to changes in operating assets and liabilities. Cash used in operating activities of $28.7 million for the nine months ended September 30, 2013 primarily related to our net loss of $31.7 million, adjusted for non-cash items such as $1.0 million of stock-based compensation expense and net cash inflows of $1.3 million related to changes in operating assets and liabilities..

Net cash used in investing activities was $16.0 million for the nine months ended September 30, 2014, primarily related to purchases of investments of $49.9 million partially offset by proceeds from maturities of marketable securities of $34.2 million. Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2013, primarily related to purchases of marketable securities offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2014, and consisted primarily of proceeds from issuance of debt of $5.0 million partially offset by payments on our borrowings. Net cash provided by financing activities was $64.0 million for the nine months ended September 30, 2013, which consisted primarily of net proceeds from our IPO.

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

Contractual Obligations and Commitments

On May 21, 2013, we entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, we are continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. The agreement will remain in effect until services are completed or until either party terminates in accordance with the agreement. Supplies of material shall be according to FDA’s current Good Manufacturing Practice (cGMP) when required. As of September 30, 2014, we had a remaining commitment for services of approximately $1.6 million with the third party which is currently expected to be incurred through 2015.

Aside from the contractual commitments pursuant to the Sanofi Termination Agreement, as of September 30, 2014, there were no significant and material changes to our contractual obligations from those set forth in our Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 13, 2014.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $48.5 million and $75.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

We are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions and contract research organizations as certain services are performed by them outside the United States. While billed in US dollars by our vendors, our estimate of the amount owed may change until the vendor invoices us for the services rendered. We make our estimates for those services using our best estimate of costs incurred including the impact of foreign currency. We have performed sensitivity analyses as of September 30, 2014, using a modeling technique that measures the change in the contract research expenses arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at September 30, 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an immaterial increase in contract research expenses.

Item 4.Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

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

Item 1.Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.Risk Factors

Risk Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We will need substantial additional capital to develop and commercialize our product candidates, and we may be unable to raise additional capital when needed, or at all, which would force us to reduce or discontinue operations.

As of September 30, 2014, we had $48.5 million in cash, cash equivalents, and investments. We utilized $29.1 million of cash in operating activities during the nine months ended September 30, 2014. We expect our spending levels to increase in connection with our Phase 2 clinical trials for KB001-A and KB004, as well as other corporate activities.

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

As of September 30, 2014, we had an accumulated deficit of $168.5 million, and for the nine months ended September 30, 2014, we incurred a net loss of $28.3 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we expand our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Moreover, if we fail to establish and maintain additional development partnerships related to our product candidates:

•	the development of our current or future product candidates, including but not limited to KB001-A, may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.

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

We commenced our first clinical trial in 2006, and we have a limited operating history developing clinical-stage antibodies upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain market acceptance and favorable reimbursement status for our product candidates.

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

If we pursue development of a companion diagnostic intended to identify patients who are likely to benefit from treatment with KB004, failure to obtain approval for the diagnostic may prevent or delay approval of KB004.

We are in the initial phases of developing an in vitro EphA3 diagnostic, currently in the CLIA validated laboratory format, which is intended to identify patients who are likely to benefit from KB004. We have amended our study protocol prior to initiation of the Phase 2 expansion phase to include EphA3 positive tumor status as an inclusion criterion.

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

There are several companies developing treatments for Pa infections using antibiotics or alternative approaches. For example, Insmed is developing an inhaled therapeutic for the treatment of Pa infection in CF patients, Valneva (formerly Intercell) is developing a prophylactic vaccine for the prevention of Pa infection in mechanically ventilated intensive care unit patients. In addition, there may be other drugs in early stage development of which we are not currently aware. There are two inhaled antibiotics (Tobi® and Cayston®) that have been approved for the treatment of Pa infection in CF patients. We are also aware of one biologic drug (Pulmozyme®) that is approved in the United States to treat respiratory problems in CF patients.

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

We are, and will for the foreseeable future continue to be, wholly dependent on third party contract manufacturers for the timely supply of adequate quantities of our products which meet or exceed requisite quality and production standards for use in clinical and nonclinical studies. Given the extensive risks, scope, complexity, cost, regulatory requirements and commitment of resources associated with developing the capabilities to manufacture one or more of our products, we have no present plan or intention of developing in-house manufacturing capabilities for nonclinical, clinical or commercial scale production, beyond our current supervision and management of our third party contract manufacturers. In addition, in order to balance risk and conserve financial and human resources, we may from time to time defer commitment to production of product, which could result in delays to the continued progress of our clinical and nonclinical testing.

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

We recently announced the mutual termination of our exclusive license to Sanofi of KB001, KB001-A and other antibodies directed against the PcrV protein of Pa for all indications for most aspects of their development and commercialization. Before that termination, we were dependent on Sanofi to carry out its contractual obligations, and did not have significant control over their efforts or the outcome of those efforts. Now that our development partnership with Sanofi on KB001-A or other antibodies has terminated, we intend to enter into a new partnership(s) for the further development of KB001-A. We also intend to explore development and/or commercial partnerships for KB004 and any other of our future products. Any new partnership for one or more of our products, assuming we are able to successfully identify and enter into such a transaction(s), may not be scientifically, medically, technically or commercially successful due to a number of important factors, including the following:

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

We are completely dependent on third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. We are in the process of a transition from our prior partner/supplier, Sanofi, for KB001-A. We are continually evaluating potential alternate sources of supply but there can be no assurance that any such suppliers would be available, acceptable or successful. If these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

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

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to November 6 2014, our stock had high and low sales prices in the range of $8.25 to $1.36 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this ‘‘Risk Factors’’ section of this report and others such as:

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of September 30, 2014, we had 32,981,817 shares of common stock outstanding. On July 31, 2013, 14,697,573 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. As of December 25, 2013, approximately 5,409,636 shares that were previously subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our follow-on public offering became freely tradable, except for shares of common stock held by directors, executive officers and our other affiliates, which are subject to volume and other limitations under Rule 144 under the Securities Act.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 51% of our common stock as of September 30, 2014. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Not Applicable.

Item 6.Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: November 6, 2014	By:	/s/ David W. Pritchard
David W. Pritchard
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Herb C. Cross
Herb C. Cross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1**	Termination Agreement, by and between KaloBios Pharmaceuticals Inc. and Sanofi Pasteur S.A., dated as of July 24, 2014.

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

32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission.

†

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