Form 10-K/A
period 2014-12-31
KALOBIOS PHARMACEUTICALS INC
filed 2015-04-28
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of voting common equity held by non‑affiliates of the registrant was approximately $72 million computed by reference to the sales price of $2.28 as reported by the NASDAQ Global Market on June 30, 2014. The number of shares held by non‑affiliates is based on Schedules 13D and 13G filed by certain stockholders for the year ended December 31, 2014 and subsequent reports, if any, filed by certain stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock on April 17, 2015 was 32,922,178 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A (the "Amendment") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “Original Filing”) for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2014 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

The names of the directors of KaloBios Pharmaceuticals, Inc. (the "Company") and certain information about them as of April 23, 2015 are set forth below.

			Director
Name	Age	Principal Occupation	Since
Robert A. Baffi, Ph.D.	60	Executive Vice President of Technical Operations, BioMarin	2014
Denise Gilbert, Ph.D. (1)	57	Director	2008
Ted W. Love, M.D. (1)	56	Chief Executive Officer, Global Blood Therapeutics	2009
Gary Lyons (1)(3)	64	Director	2011
Ronald A. Martell*	53	Director	2015
Laurie Smaldone Alsup, M.D. (2)(3)	61	President and Chief Scientific Officer, PharmApprove	2013
Raymond M. Withy, Ph.D. (2)(3)	59	Director	2005

*Appointed on April 22, 2015

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Robert A. Baffi, Ph.D., has served as a member of our Board since November 2014. Dr. Baffi currently serves as Executive Vice President of Technical Operations at BioMarin Pharmaceutical Inc. (“BioMarin”), where he is responsible for overseeing manufacturing, process development, quality, analytical chemistry and logistics departments. From May 2000 to December 2009, Dr. Baffi served as Senior Vice President of Technical Operations at BioMarin. From 1986 to 2000, Dr. Baffi served in a number of positions with increasing responsibility at Genentech Inc. (“Genentech”), primarily in the functional area of quality control. Prior to joining Genentech, Dr. Baffi worked for Cooper BioMedical as a research scientist and at Becton Dickinson Research Center as a post-doctoral fellow. Dr. Baffi has contributed to more than 20 regulatory submissions for product approval in the United States and Europe and to more than 20 regulatory submissions for investigational new drug testing. Dr. Baffi received a Ph.D., M. Phil and a B.S. in biochemistry from the City University of New York and an M.B.A. from Regis University. Our Board determined that Dr. Baffi should serve as a director based on his experience as a senior executive in the biotechnology industry, as well as his experience in manufacturing and technical operations.

Denise Gilbert, Ph.D., has served as a member of our Board and chair of our audit committee since January 2008. Dr. Gilbert is a retired senior life science industry executive and has been serving as a director of various public and private life science companies since 2002. Previously, she served as chief executive officer of Entigen Corporation, a private life science information technology company, from 2001 to 2002. In addition, Dr. Gilbert has served as chief financial officer of two public life science companies, Incyte Pharmaceuticals Inc. from 1995 to 1999 and Affymax NV from 1993 until its sale to Glaxo in 1995. Dr. Gilbert started her career in biotechnology in 1984, first in venture capital and then as a senior biotechnology analyst with Smith Barney Harris & Upham and Montgomery Securities. She is currently on the Board and the audit committee of Cytokinetics, Inc. Dr. Gilbert holds a Bachelor of Arts from Cornell University and a Ph.D. in cell and development biology from Harvard University. Our Board determined that Dr. Gilbert should serve as a director based on her experience as a senior executive in the life science industry, as well as her experience and skills relating to financial statement and accounting matters.

Ted W. Love,  M.D., has served as a member of our Board and of the audit committee since March 2009, and was appointed as Chairman of the Board as of May 2014. Dr. Love currently serves as Chief Executive Officer at Global Blood Therapeutics in South San Francisco, California. From February 2010 to August 2012, Dr. Love was Executive Vice President and Head of Research & Development at Onyx Pharmaceuticals, Inc., a publicly traded company. He is the former Chairman of the Board of Directors of Nuvelo, Inc., a publicly traded biopharmaceutical company engaged in developing innovative drugs for acute cardiovascular and cancer therapy. He joined Nuvelo in 2001 as President and Chief Executive Officer and became Chairman of the Board in September 2005. Dr. Love joined Nuvelo from Theravance, Inc., where he served as Senior Vice President of Development. Previously, he spent six years at Genentech, Inc., where he held a number of senior management positions in medical affairs and product development and served as chairman of Genentech’s Product Development Committee. As Vice President of Product Development and Regulatory Affairs at Genentech, Dr. Love oversaw all drugs in development, including Herceptin®, Rituxan®, and TNKase®. Dr. Love also serves as a member of the boards of directors of Santarus, Inc., Affymax and ARCA Biopharma. In addition, he serves on the California Independent Citizens’ Oversight Committee (ICOC), the 29-member board that oversees the $3 billion allocated to stem cell research authorized by Proposition 71. Dr. Love earned his bachelor’s degree in molecular biology from Haverford College and his medical degree from Yale University School of Medicine.  Our Board determined that Dr. Love should serve as a director based on his experience as a senior executive in the biotechnology industry, as well as his experience in research and product development.

Gary Lyons has served as a member of our Board since January 2011, as chairman of our compensation committee since January 2011 and was appointed to our audit committee in May 2014. Mr. Lyons served as President, Chief Executive Officer and member of the Board of Neurocrine Biosciences, Inc., a public biotechnology company, from February 1993 to March 2008. Since March 2008, Mr. Lyons has served as President of GL Biomed, a life science consulting and advisory firm he founded. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development, Vice President of Sales, and Director of Sales and Marketing. In addition to serving on our Board, he also serves on the boards of directors of Neurocrine Biosciences, Rigel Pharmaceuticals, Inc., Neurogesx, and Vical Incorporated, and he previously served on the boards of directors of Poniard Pharmaceuticals, Inc., Facet Biotech Corporation, and PDL BioPharma, Inc. Mr. Lyons holds a Bachelor of Science in marine biology from the University of New Hampshire and a Master of Business Administration from Northwestern University's J.L. Kellogg Graduate School of Management. Our Board determined that Mr. Lyons should serve as a director based on his experience as a senior executive in the biotechnology industry, as well as his experience as a director of other public companies.

Ronald A. Martell has served as a member of our Board since April 2015. From June 2014 to January 2015, Mr. Martell served as Chief Executive Officer at Sevion Therapeutics, Inc. From January 2012 through July 2013, Mr. Martell served as President and Chief Executive Officer and director of NeurogesX, Inc., where he sold the assets of the company to Acorda Therapeutics. From February 2010 through December 2011, Mr. Martell served as the Chief Executive Officer of Poniard Pharmaceuticals, Inc. From May 2007 through February 2010, Mr. Martell served as the President and Chief Operating Officer of Poniard Pharmaceuticals, Inc. and director from June 2006 through December 2011. From November 1998 through August 2006, Mr. Martell served as the Vice President, Marketing and then Senior Vice President, Sales, at ImClone Systems Incorporated, where he strengthened and expanded ImClone Systems commercial operations and field sales force in order to market and commercialize Erbitux ® with partners Bristol-Myers Squibb and Merck KGaA. From 1988 to 1998, Mr. Martell worked at Genentech in a variety of positions. At Genentech, Mr. Martell was responsible for the launch of Herceptin ® for metastatic HER-2 positive breast cancer and Rituxan ® for non-Hodgkin’s lymphoma. Mr. Martell began his career at Roche Pharmaceuticals. Our Board determined that Mr. Martell should serve as a director based on his experience as a senior executive at large multinational, as well as development stage, life sciences companies and his corporate governance experience through service on boards of other companies and organizations.

Laurie Smaldone Alsup, M.D., has served as a member of our Board and of our compensation committee since October 2013 and was appointed to the nominating and corporate governance committee as of May 2014. Dr. Smaldone Alsup has over 25 years of global leadership experience in the pharmaceutical and biotechnology industries in drug development, regulatory strategy and regulatory approvals across all major therapeutic areas and since August 2011 has served as President and Chief Scientific Officer of PharmApprove, a regulatory communications consultancy firm. Dr. Smaldone Alsup served in clinical and regulatory roles of increasing responsibility and scope while at Bristol Myers

Squibb, including Senior Vice President of Global Regulatory Science and Vice President of Corporate Strategy and Business Risk Management. During this time she led multiple teams in both U.S. FDA and European proceedings, including preparations for numerous key FDA meetings, Advisory Committee hearings and EU scientific advice and oral arguments. In this role, she has led the development and commercialization of drugs for a broad range of diseases including oncology, HIV/AIDS, hepatitis and other infectious diseases, cardiovascular, endocrine, neurology, dermatology, inflammatory and immune-based diseases including rheumatoid arthritis. In addition, she served as Chief Executive Officer of an early stage company focused on arthritis and inflammation. Dr. Smaldone Alsup received a B.A. in biology from Fordham College and an M.D. at Yale University School of Medicine, where she completed her residency in Internal Medicine and fellowship in Medical Oncology.  Our Board determined that Dr. Smaldone Alsup should serve as a director based on her extensive experience in the life sciences industry.

Raymond M. Withy, Ph.D., has served as a member of our Board since July 2005, as a member of the compensation committee since March 2006 and as chair of our nominating and corporate governance committee since July 2012. He has over 25 years experience in the biotechnology industry. Most recently, he was President and Chief Executive Officer of Abgenix, Inc. until his retirement in 2004. He was also a member of the Board of Directors of Abgenix until June 2005. As one of the co-founders of Abgenix in 1996, Dr. Withy initially served as its Vice-President, Business Development, then its Chief Business Officer and then President before becoming its CEO. Prior to the founding of Abgenix, Dr.Withy held various business development positions at Cell Genesys, Inc. From 1991 to 1993, Dr. Withy was a consultant to the industry in the areas of business development and strategic planning. Dr. Withy held various research and development positions at Genzyme Corp. and Integrated Genetics, which he joined in 1984. Dr. Withy has served as a member of the Board of a number of companies, including Xenotech, Inc., Abgenix, Digitab, Inc. and Nuon Therapeutics, Inc., and has served as chairman of the board of Nuon Therapeutics, Inc. and Digitab, Inc. Dr. Withy received a B.Sc. in Chemistry and Biochemistry and a Ph.D. in Biochemistry, both from the University of Nottingham, UK and was a post-doctoral research fellow at the California Institute of Technology.  Our Board determined that Dr. Withy should serve as a director based on his extensive experience in the biotechnology industry, including his experience in management, business development, research, and strategic planning.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers, as of April 23, 2015:

Name	Age	Position
Herb C. Cross	43	Chief Financial Officer and Interim Chief Executive Officer
Donald R. Joseph	61	Chief Legal Officer
Geoffrey Yarranton, Ph.D.	63	Chief Scientific Officer

Herb C. Cross has served as our Chief Financial Officer since October 2013 and as our Interim Chief Executive Officer since January 2015. Prior to joining KaloBios, Mr. Cross served as Chief Financial Officer at Affymax for over two years, where he was a member of the executive team and was responsible for all financial functions, including accounting, financial planning and analysis, treasury and risk management, corporate governance, stock administration and tax functions. Mr. Cross previously served as Vice President, Finance for Facet Biotech Corporation, a publicly held, development-stage biotechnology company. Before joining Facet, he was Executive Director, Finance and corporate controller at PDL BioPharma, a publicly held bio-pharmaceutical company specializing in monoclonal antibody technology, with more than $400 million in annual revenues. Before that, he held positions of increasing responsibility, including Vice President, Finance, at Neoforma, Inc., a public e-commerce software company. Mr. Cross began his career at Arthur Andersen, LLP, and earned a B.S. from the Haas School of Business at the University of California, Berkeley.

Donald R. Joseph has served as our Chief Legal Officer since June 2013. Mr. Joseph has over 20 years of biopharmaceutical industry experience, including major global health non-profit organizations. Prior to KaloBios, he was CEO of BIO Ventures for Global Health (BVGH) from February to November 2012 and COO from April 2010 to January 2012. He is currently Chairman of the BVGH board of directors. He has also served as COO at the Institute for OneWorld Health, a non-profit drug development company. In both organizations, he was also responsible for the legal function in addition to his other responsibilities. He previously served as general counsel, corporate secretary, and in other senior management roles at biopharmaceutical companies, including Abgenix and Renovis. Before entering the life sciences industry, Mr. Joseph practiced business law for a number of years in major firms, including as an international partner at Baker & McKenzie, one of the world’s largest law firms. Mr. Joseph received his J.D. degree from the University of Texas School of Law, with honors.

Geoffrey Yarranton,  Ph.D., has served as our Chief Scientific Officer since October 2006. Prior to this, he co-founded Celscia Therapeutics in 2003 and served as Chief Executive Officer before merging Celscia with KaloBios in 2004. Following the merger, Dr.Yarranton led KaloBios through a $21M Series B financing. Dr. Yarranton has over 30 years of experience in the biotechnology industry working both in Europe and the U.S. Prior to co-founding Celscia, Dr. Yarranton served as Senior Vice President of Research and Development at Coulter Pharmaceutical. Following the acquisition of Coulter Pharmaceutical by Corixa Corporation, Dr. Yarranton became Senior Vice President of Research and Development and Site Director of the South San Francisco site. Dr. Yarranton spent 16 years at Celltech Therapeutics in the United Kingdom, where he led their research activities as the Director of Research. Dr. Yarranton holds a Bachelor of Science in biology from the University of Leicester in the United Kingdom and a Ph.D. in the enzymology of DNA replication, from the National Institute for Medical Research, United Kingdom.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and certain holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the fiscal year ended December 31, 2014, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that due to computer-related technical difficulties, one Form 4 that reported one transaction was filed one day late on behalf of Dr. Baffi.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.kalobios.com/governance.cfm.

Audit Committee Matters

In April 2005, our Board established an audit committee of the Board, which is currently comprised of Denise Gilbert, Ted W. Love and Gary Lyons, each of whom is “independent” as such term is defined for audit committee members by the NASDAQ listing requirements. Dr. Gilbert serves as the chair of the audit committee. The Board has determined that Dr. Gilbert is an “audit committee financial expert” as defined in the rules of the SEC. Pursuant to the audit committee charter, the functions of the committee include, among other things:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting and our disclosure controls and procedures;
•	meeting independently with our registered public accounting firm and management;
•	preparing the audit committee report required by SEC rules;
•	reviewing and approving or ratifying any related person transactions; and
•	overseeing our risk assessment and risk management policies.

ITEM 11.    Executive Compensation

Executive Compensation

KaloBios is an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012. As a result, we have elected to comply with the reduced disclosure requirements applicable to emerging growth companies in accordance with SEC rules.

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2014 and December 31, 2013, information regarding the compensation awarded to, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended December 31, 2014. We refer to these officers as our “named executive officers.”

						Non-Equity
						Incentive	All
					Option	Plan	Other
		Salary	Bonus		Awards(1)	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)(2)	($)		($)
David W. Pritchard*	2014	490,000			862,075	151,900			1,503,975
President & Chief	2013	417,500			485,175	251,625	892	(3)	1,155,192
Executive Officer
Herb C. Cross	2014	340,000				95,540			435,540
Chief Financial Officer**	2013	70,833			335,280				406,113
Néstor A. Molfino, M.D., FCCP Chief Medical Officer***	2014	390,000			522,075	92,040			1,004,115
	2013	357,500	52,500	(4)	291,105	177,132			878,237

*Resigned January 8, 2015

**Mr. Cross was appointed to also serve as interim Chief Executive Officer on January 8, 2015

***Position eliminated and employment terminated February 3, 2015

(1)

The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(2)

Amounts reflected in this column for fiscal year 2013 relate to a cash incentive bonus program that paid with respect to two nine-month performance periods that together cover the 18-month period from July 1, 2012 through December 31, 2013. Payments for the period from July 1, 2012 through March 31, 2013 were made in April 2013 as follows: Mr. Pritchard $115,500; Dr. Molfino $84,657. Payments for the period from April 1, 2013 through

December 31, 2013 were made in February 2014 as follows: Mr. Pritchard $136,125; Dr. Molfino $92,475. The applicable performance period for the 2014 cash incentive bonus program was the full fiscal (calendar) year 2014 and payments under that program were made in February 2015. See “Narrative to Compensation Tables/Cash Incentive Compensation Plan” below for further information regarding the 2014 cash incentive bonus program.

(3)	Represents amount paid with respect to premium for life insurance.
(4)	Represents a one-time cash bonus.

Narrative to Compensation Tables

Cash Incentive Plan Compensation

Our 2014 annual cash incentive bonus program for our named executive officers incorporated corporate and individual performance objectives that applied to the full fiscal year 2014. Accordingly, for the 2014 period, Mr. Pritchard received a bonus of $151,900, Mr. Cross received a bonus of $95,540 and Dr. Molfino received a bonus of $92,040.  Target annual bonus amounts are established as a percentage of the officer’s base salary, with Mr. Pritchard’s target bonus for each performance period set at 50% of his base salary and Dr. Molfino and Mr. Cross each set at 40% of their respective base salaries. The 2014 performance objectives that applied to Mr. Pritchard’s cash incentive bonuses relate 100% to corporate-level objectives, whereas Dr. Molfino’s and Mr. Cross’s cash incentive bonuses each related 75% to corporate-level objectives and 25% to individual objectives in achievement of certain clinical development milestones.  In February 2015, our compensation committee and our Board of Directors determined that for 2014, the corporate-level performance objectives had been achieved at the 62% level, and that the applicable individual-level objectives had been achieved at the 95% level for Mr. Cross and at the 50% level for Dr. Molfino. Accordingly, for fiscal 2014, our named executive officers received the amounts under our annual cash incentive bonus program reflected for that year in the column titled “Non-Equity Incentive Plan Compensation” in the table above. The corporate-level performance metrics that applied January 2014 through December 2014 included achievement of certain clinical development milestones.

Stock Options

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant as determined on such date. Generally, our stock options granted to new hires vest as to 25% of the total number of option shares granted on the first anniversary of the award and in equal monthly installments over the ensuing 36 months, whereas subsequent grants to employees generally vest in equal monthly installments over 48 months. To date, the only form of equity compensation granted to our named executive officers has been stock options, although our compensation committee and Board have the right to, and may in the future, grant other types of equity awards, such as restricted shares or restricted stock units.  Mr. Pritchard and Dr. Molfino were granted options in 2014, each of which vest ratably over 48 months of continuous service after January 1, 2014.

In connection with our registration statement filed with the SEC pursuant to Form 10, our Board of Directors and stockholders approved an employee stock purchase plan (ESPP) intended to comply with Internal Revenue Code Section 423. This program is a payroll-deduction stock purchase plan that permits purchases of our common stock at a discount to the price at which our stock is trading on the purchase date within the limits allowed under applicable federal tax law.  We chose not to implement the ESPP until late 2014, at which time all eligible employees, including our named executive officers, were offered the opportunity to participate in this plan, which operates in a series of consecutive six-month offering/purchase periods.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
							Market
	Number of		Number of			Number of	Value of
	Securities		Securities			Shares of	Shares of
	Underlying		Underlying			Stock	Stock
	Unexercised		Unexercised	Option	Option	That Have	That Have
	Options		Options	Exercise	Expiration	Not Yet	Not Yet
Name	Exercisable		Unexercisable	Price ($)	Date	Vested	Vested ($)
Mr. Pritchard	70,195	(1)	0	$1.21	1/21/2019	0	0
	79,167	(2)	70,833	$6.00	4/30/2023	0	0
	57,292	(5)	192,708	$5.36	1/21/2024	0	0
Mr. Cross	46,875	(6)	103,125	$4.15	10/22/2023	0	0
Dr. Molfino	162,854	(3)(4)		$4.74	7/31/2022	0	0
	47,500	(2)	42,500	$6.00	4/30/2023	0	0
	34,375	(5)	115,625	$5.41	1/17/2024	0	0

(1)	Option is fully vested and exercisable as of January 21, 2013.
(2)	Option vests over three years of service from May 1, 2013, with 1/36th vesting upon the completion of each month of continuous service.
(3)

Option permits the optionee to exercise and purchase vested as well as unvested shares. Unvested shares so purchased are subject to the Company’s right of repurchase at the optionee’s exercise price in the event the optionee’s service with the Company terminates prior to the end of the applicable vesting term. Accordingly, this number reflects all shares subject to the option, whether or not such shares are vested.

(4)

Option vests over four years of service from May 29, 2012, with 25% vesting upon the completion of one year of service and 75% vesting in 36 equal monthly installments thereafter. 105,176 shares subject to the option were vested as of December 31, 2014.

(5)	Option vests over four years of service from January 1, 2014, with 1/48th vesting upon the completion of each month of continuous service.
(6)	Option vests over four years of service from September 9, 2013, with 25% vesting upon the completion of one year of service and 75% vesting in 36 equal monthly installments thereafter.

Severance and Change in Control Benefits

Prior to our initial public offering, we entered into letter agreements with each of our named executive officers that provide severance benefits in connection with an involuntary termination of employment within 12 months after a change in control, as described below. These letter agreements remained in effect through the end of fiscal year 2013.

During fiscal year 2014, we entered into amended and restated employment agreements with certain executive officers (including our named executive officers) which replaced and superseded the letter agreements described above. These amended and restated employment agreements, which were intended to provide greater consistency of employment terms between us and our senior management team, provide for a three-year term, with automatic one-year renewal periods at the end of that term unless either party provides notice of intent to terminate. Each member of the senior management team, including our named executive officers, will continue to be an at-will employee of the Company. Like the prior letter agreements, each amended and restated employment agreement requires as a condition to receipt of severance benefits that the officer provide us with a general release of claims.

These amended and restated employment agreements provide that if employment is terminated by us without cause (as defined in the agreements) or if the applicable employment agreement is not renewed by us, then the terminated named executive officer will become eligible to receive the following severance benefits for a period of twelve months in Mr. Pritchard’s case and nine months each in the case of Mr. Cross and Dr. Molfino: (i) salary continuation, (ii) an amount equal to the cost of the officer’s COBRA coverage (less the active rate for such coverage) for the applicable period, payable as a lump sum, (iii) a pro-rated incentive bonus , and (iv) vesting credit under any then-unvested equity awards.

In connection with the retirement of Mr. Pritchard in January 2015 and termination of Dr. Molfino’s position as part of a reduction in force in February 2015, the severance provisions described above were implemented with respect to each of them.

The amended and restated employment agreement remains in place for Mr. Cross also provides (and previously provided for Mr. Pritchard and Dr. Molfino) that if, in connection with or within one year following a change in control, employment is terminated by us without cause or by the executive for good reason, then the terminated executive will become eligible to receive the following severance benefits: (i) fifteen months (eighteen months for Mr. Pritchard) of salary continuation, (ii) an amount equal to the cost of fifteen months (eighteen months for Mr. Pritchard) of COBRA coverage less the active rate for such coverage, payable as a lump sum, (iii) 125% (150% for Mr. Pritchard) of his target incentive bonus, and (iv) full vesting of all then-unvested equity awards.

Retirement Benefits

We have established a 401(k) tax-deferred savings plan, which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) plan. We may, in our discretion, make matching contributions to the 401(k) plan. No employer contributions have been made to date.

Director Compensation

In connection with our initial public offering in 2013, our compensation committee engaged Radford, an Aon Hewitt Company, to, among other things, conduct a review of our Board of Directors compensation program. Radford recommended that certain changes be made to our Board of Directors compensation program to align with the 50th percentile when compared to our peer group as determined by Radford (the “Director Compensation Program”). The Director Compensation Program was recommended to and approved by our Board of Directors and became effective during the second quarter of fiscal year 2013. Our Board of Directors has the authority to amend the compensation program for its members at any time.

Pursuant to the Director Compensation Program each member of our Board of Directors who is not our employee is eligible to receive an annual cash retainer and annual equity compensation. The annual cash retainer amounts payable to our eligible directors are as follows:

•	Board of Directors member: $40,000;
•	Non-employee chair of our Board of Directors: $25,000;
•	Audit committee member: $10,000;
•	Audit committee chair: $20,000;
•	Compensation committee member: $6,000;
•	Compensation committee chair: $12,000;
•	Nominating and corporate governance committee member: $4,000; and
•	Nominating and corporate governance committee chair: $8,000.

The equity compensation component of our Directors Compensation Program, provides that newly appointed directors will be granted an initial option to purchase 20,000 shares of our common stock (the “Initial Option Grant”) and continuing directors are eligible to receive an annual option to purchase 10,000 shares of our common stock (the “Annual Option Grant”). Initial Stock Option Grants are granted as soon as reasonably practicable following appointment to the Board and vest ratably over 36 months of continuous service following the date on which the director is appointed to our Board of Directors.  Annual Option Grants are generally granted immediately following the completion of our annual stockholder meeting and vest ratably over 12 months of continuous service following the date of grant.

In connection with Dr. Baffi’s appointment to our Board of Directors in late 2014, after consultation with Radford due to a significant and sustained drop in our stock price, our Board approved the grant to him of an option to purchase 40,000 shares (rather than the 20,000 share option called for under our Director Compensation Program), vesting monthly over three years. In April 2015, in connection with Ronald A. Martell’s appointment to our Board of Directors, our Board approved the grant to him of an option to purchase 30,000 shares, vesting monthly over three years, and a grant of 30,000 restricted stock units, vesting annually over three years.  In each case, these new directors received the cash compensation provided for under our standard Director Compensation Program.

The following table shows for the fiscal year ended December 31, 2014 certain information with respect to the compensation of all of our non-employee directors:

	Fees Earned
	or Paid	Option
	in Cash	Awards	Total
Name	($)(1)	($)(2)(3)	($)
Dr. Baffi	4,022	34,332	38,354
Dr. Gilbert	60,000	28,056	88,056
Dr. Love	58,922	28,056	86,978
Mr. Lyons	58,667	28,056	86,723
Dr. Smaldone Alsup	48,667	28,056	76,723
Dr. Withy	54,000	28,056	82,056

(1)	The amounts of cash retainers paid reflect payment of retainers under the Revised Board of Directors Compensation Program for fiscal year 2014.
(2)

The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 9 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(3)

As of December 31, 2014,  Dr. Baffi held outstanding options to purchase 40,000 shares of our common stock, Dr. Gilbert held outstanding options to purchase 56,055 shares of our common stock,  Dr. Love held outstanding options to purchase 66,586 shares of our common stock, Mr. Lyons held outstanding options to purchase425,528 shares of our common stock, Dr. Smaldone Alsup held outstanding options to purchase 40,000 shares of our common stock, and Dr. Withy held outstanding options to purchase 70,096 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2014, the Compensation Committee consisted of Mr. Lyons (Chairman), Dr. Smaldone Alsup and Dr. Withy, none of whom is a present or former officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. We have had a Compensation Committee for eight and a half years. Each of the members of the committee qualifies as (i) an "independent director" under the requirements of The NASDAQ Stock Market, (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 (the "1934 Act"), (iii) an "outside director" under Section 162(m) of the Code and (iv) an "independent outside director" as that term is defined by Institutional Shareholder Services.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of March 31, 2015 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Percentage ownership of our common stock is based on 32,922,178 shares of our common stock outstanding as of March 31, 2015.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o KaloBios Pharmaceuticals, Inc., 442 Littlefield Avenue, South San Francisco, CA 94080.

	Shares of	Percentage of
	Common	Shares
	Stock Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
5% Stockholders
Entities affiliated with PRIMECAP Management Company(1)	4,475,700	13.6%
Entities affiliated with Deerfield Mgmt, L.P.(2)	2,286,783	6.9%
Entities affiliated with First Eagle Investment Management, LLC (3)	1,746,591	5.3%
Named Executive Officers and Directors
David W. Pritchard (4)	390,625	1.2%
Herb C. Cross(5)	71,250	*
Néstor A. Molfino, M.D., FCCP (6)	442,292	1.3%
Raymond M. Withy, Ph.D.(7)	154,166	*
Ted W. Love, M.D.(8)	43,749	*
Denise Gilbert, Ph.D.(9)	106,249	*
Gary Lyons(10)	68,750	*
Laurie Smaldone Alsup, M.D.(11)	35,555	*
Robert A. Baffi, Ph.D.(12)	6,666	*
Ronald A. Martell (13)	833	*
All current executive officers and directors as a group (10 persons)(14)	956,279	2.89%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Number of shares based solely on information reported on the Schedule 13G filed with the SEC on February 13, 2015, reporting beneficial ownership as of December 31, 2014 by PRIMECAP Management Company (“PRIMECAP”) and the Schedule 13G filed with the SEC on February 13, 2015, reporting beneficial ownership as of December 31, 2013 by Vanguard Investment Series PLC—U.S. Opportunities Fund (“Vanguard”). The Vanguard shares are included in the shares reported in the table as beneficially owned by PRIMECAP. PRIMECAP has sole voting power over 2,017,200 shares and Vanguard has sole voting power over 2,458,500 shares. According to these reports, PRIMECAP has sole dispositive power over all 4,475,700 shares and Vanguard does not have sole or shared dispositive power over any of the shares. The address for PRIMECAP is 225 South Lake Ave., #400, Pasadena, CA 91101. The address for Vanguard is 70 Sir John Rogerson’s Quay, Dublin 2, Ireland.

(2)

Number of shares based solely on information reported on the Schedule 13G filed with the SEC on February 17, 2015, reporting beneficial ownership as of December 31, 2014 by Deerfield Mgmt, L.P. (“Deerfield”). According to the report, Deerfield has shared voting power and shared dispositive power with respect to all 2,286,783 shares and does not have sole voting power or sole dispositive power with respect to any of the shares. The address for this reporting person is James E. Flynn, Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations International Master Fund, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017.

(3)

Number of shares based solely on information reported on the Schedule 13G filed with the SEC on January 29, 2015, reporting beneficial ownership as of December 31, 2013 by First Eagle Investment Management, LLC (“First Eagle”). According to the report, Alloy has sole voting power and sole dispositive power with respect to all 1,746,591 shares. The address for this reporting person is 1345 Avenue of the Americas, New York, NY 10105.

(4)	Includes options to purchase 390,625 shares of common stock that may be exercised within 60 days of March 31, 2015.
(5)	Includes options to purchase 71,250 shares of common stock that may be exercised within 60 days of March 31, 2015.
(6)	Includes options to purchase 442,292 shares of common stock that may be exercised within 60 days of March 31, 2015.
(7)	Includes options to purchase 154,166 shares of common stock that may be exercised within 60 days of March 31, 2015.
(8)	Includes options to purchase 43,749 shares of common stock that may be exercised within 60 days of March 31, 2015.
(9)	Includes options to purchase 106,249 shares of common stock that may be exercised within 60 days of March 31, 2015.
(10)	Includes options to purchase 68,750 shares of common stock that may be exercised within 60 days of March 31, 2015.
(11)	Includes options to purchase 35,555 shares of common stock that may be exercised within 60 days of March 31, 2015.
(12)	Includes options to purchase 6,666 shares of common stock that may be exercised within 60 days of March 31, 2015.
(13)	Includes options to purchase 833 shares of common stock that may be exercised within 60 days of March 31, 2015.
(14)	Includes options to purchase 956,279 shares of common stock that may be exercised within 60 days of March 31, 2015.

The following table sets forth information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Weighted-	Available for
	Securities to be		Average	Issuance Under
	Issued Upon		Exercise	Equity
	Exercise of		Price of	Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants		Warrants	Reflected in
	and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,637,774	(2)	$4.28	1,442,727
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	2,637,774		$4.28	1,442,726

(1)	Represents shares reserved for issuance under the 2001 Stock Plan, the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan.
(2)

The number of shares reserved for issuance under the 2012 Equity Incentive Plan will automatically increase on the first business day of each fiscal year, starting with fiscal year 2014 and ending in fiscal year 2022, by a number equal to the least of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the prior fiscal year, (b) 842,348 shares of common stock, or (c) a number of shares of common stock determined by our Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There has not been, nor is there any currently proposed, transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or ratifying transactions with related persons.

In approving or disapproving such proposed transactions, arrangements or relationships, the audit committee will consider all material information, including the identity of the related person and his/her relationship to our company; designation of the proposed transaction as a single, one-time transaction, a proposed series of transactions or an ongoing business relationship; the proposed aggregate value of such transaction or transactions if known, or a good faith estimate; any alternatives considered, including any evidence supporting the arm’s-length valuation of the transaction; and the disclosure implications of the proposed transactions.

Director Independence

As required by the listing standards of The NASDAQ Global Market (“NASDAQ”), a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards. Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, the Company, our executive officers and our independent registered public accounting firm, our Board has determined that all of our directors qualify as “independent” directors in accordance with the NASDAQ listing requirements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to the Company for the years ended December 31, 2014, and December 31, 2013, by Ernst & Young LLP.

	Year ended December 31,
	2014	2013
Annual audit fees(1)	$621,309	$789,000
Audit-related fees	—	—
Tax fees (2)	20,000	25,000
All other fees	—	—
Total fees	$641,309	$814,000

(1)

Audit fees in 2014 includes fees billed or incurred by Ernst & Young LLP for professional services rendered in connection with the annual audit of our consolidated financial statements for the year ending December 31, 2014 and the review of our quarterly reports on Form 10-Q and other procedures related to a registration statement Form S-8 as well as other procedures in preparation related to a registration statement on Form S-3.  Audit fees in 2013 include fees billed or incurred by Ernst & Young LLP for professional services rendered in connection with the annual audit of our consolidated financial statements for the year ending December 31, 2013 and the review of our quarterly financial statements included in our quarterly reports on Form 10-Q and other procedures related to a registration statement Form S-3.

(2)	Tax fees related to Internal Revenue Code Section 382 analysis.

All fees described above were pre-approved by the audit committee in accordance with the requirements of Regulation S-X under the Exchange Act.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence for audit purposes. Ernst & Young LLP has not been engaged to perform any non-audit services other than tax-related services and as indicated above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April 2015.

KALOBIOS PHARMACEUTICALS, INC.

By:	/s/ Herb C. Cross
Herb C. Cross
Interim Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
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

32.1#**	Certification by the Chief Executive Officer, as required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2#**	Certification by the Chief Financial Officer, as required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

#Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2015.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10‑K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10‑K, irrespective of any general incorporation language contained in such filing.