Form 10-Q
period 2015-03-31
KALOBIOS PHARMACEUTICALS INC
filed 2015-05-11
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 32,992,178 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$12,624	$10,923
Marketable securities	17,597	29,790
Prepaid expenses and other current assets	950	1,532
Total current assets	31,171	42,245

Property and equipment, net	473	414
Restricted cash	193	193
Other assets	113	125
Total assets	$31,950	$42,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$857	$1,822
Accrued compensation	1,267	1,400
Deferred rent, short term	21	16
Accrued research and clinical liabilities	3,311	3,470
Notes payable	9,677	10,928
Financing derivative	92	89
Other accrued liabilities	315	328
Total current liabilities	15,540	18,053

Deferred rent, long-term	305	311
Total liabilities	15,845	18,364

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares and 85,000,000 shares authorized at March 31, 2015 and December 31, 2014 respectively; 32,992,178 and 32,992,178 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	33	33
Additional paid-in capital	203,909	202,801
Accumulated other comprehensive income	(2)	(8)
Accumulated deficit	(187,835)	(178,213)
Total stockholders’ equity	16,105	24,613
Total liabilities and stockholders’ equity	$31,950	$42,977

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Operating expenses:
Research and development	5,905	7,690
General and administrative	3,437	2,470
Total operating expenses	9,342	10,160

Loss from operations	(9,342)	(10,160)

Other (expense) income:
Interest expense	(280)	(260)
Interest income	16	14
Other (expense) income, net	(16)	(2)
Net loss	(9,622)	(10,408)
Other comprehensive income:
Net unrealized gains (losses) on marketable securities	6	(4)
Comprehensive loss	$(9,616)	$(10,412)

Basic and diluted net loss per common share	$(0.29)	$(0.32)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	32,992,178	32,966,471

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(9,622)	$(10,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	101
Noncash interest expense	56	45
Financing derivative	3	—
Amortization of premium on marketable securities	80	59
Stock based compensation expense	305	491
Modification of stock options related to executive retirement	389	—
Modification of stock options related to restructuring activities	414	—
Changes in operating assets and liabilities:
Contract receivables	—	40
Prepaid expenses and other assets	583	(138)
Accounts payable	(965)	(1,563)
Accrued compensation	(133)	(454)
Accrued research and clinical liabilities	(159)	382
Other liabilities	(13)	155
Deferred rent	(1)	(8)
Net cash (used in) operating activities	(9,015)	(11,298)

Investing activities:
Purchase of marketable securities	(3,703)	(31,005)
Proceeds from maturities of marketable securities	15,822	22,460
Purchases of property and equipment	(108)	(35)
Changes in restricted cash	—	(193)
Net cash provided by (used in) investing activities	12,011	(8,773)

Financing activities:
Proceeds from issuance of common stock	—	59
Principal payments under notes payable	(1,295)	(811)
Net cash (used in) financing activities	(1,295)	(752)

Net increase (decrease) in cash and cash equivalents	1,701	(20,823)
Cash and cash equivalents, beginning of period	10,923	54,220
Cash and cash equivalents, end of period	$12,624	$33,397

Supplemental cash flow disclosure:
Cash paid for interest	$233	$219

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

KaloBios Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose primary business is to develop monoclonal antibody therapeutics for diseases that represent a significant burden to society and to patients and their families. Our clinical development efforts are focused solely in oncology, including both hematologic malignancies and potentially solid tumors. The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. All of the Company’s assets are located in California.

The Company has incurred significant losses and had an accumulated deficit of $187.8 million as of March 31, 2015. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our loan and security agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company has classified the notes payable as current. The report of  our Independent Registered Public Accounting Firm included an explanatory paragraph about the Company’s ability to continue as a going concern in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. These financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

The Company’s potential dilutive securities which include unvested stock options and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of March 31,
	2015	2014
Warrants to purchase common stock	88,545	88,545
Options to purchase common stock	4,020,821	2,548,314
	4,109,366	2,636,859

3. Investments

At March 31, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$10,476	$—	$—	$10,476
Federal agency securities	11,506	—	—	11,506
Corporate debt securities	6,093	—	(2)	6,091
Total investments	$28,075	$	$(2)	$28,073

Reported as:
Cash and cash equivalents				$10,283
Marketable securities, current				17,597
Restricted cash				193
Total investments				$28,073

At December 31, 2014, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	13,774	—	(4)	13,770
Commercial paper	1,499	1	—	1,500
Corporate debt securities	14,525	—	(5)	14,520
Total investments	$39,461	$1	$(9)	$39,453

Reported as:
Cash and cash equivalents				$9,470
Marketable securities				29,790
Restricted cash				193
Total investments				$39,453

There were no realized gains or losses from the sale of marketable securities for the three months ended March 31, 2015 and 2014.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$10,476	$—	$—	$10,476
Federal agency securities	—	11,506	—	11,506
Commercial paper	—	—	—	—
Corporate debt securities	—	6,091	—	6,091
Total assets measured at fair value	$10,476	$17,597	$—	$28,073

Financing derivative	—	—	92	92
Total liabilities measured at fair value	$—	$—	$92	$92

	Fair Value Measurements as of
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	—	13,770	—	13,770
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	14,520	—	14,520
Total assets measured at fair value	$9,663	$29,790	$—	$39,453

Financing derivative	—	—	89	89
Total liabilities measured at fair value	$—	$—	$89	$89

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper and corporate debt securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2015 is less than three months and all of these investments are rated A3/A-/A- or P1/A1/F1, or higher by Moody’s, S&P and Fitch.

In December 2014, the Company recorded a financing derivative liability resulting from an embedded derivative related to the prepayment feature of the loan and security agreement with MidCap Financial. At March 31, 2015, the Company remeasured the financing derivative liability as $92,000 and recorded the loss of $3,000 as other expense. The fair value of this derivative was determined using Level 3 inputs, or significant unobservable inputs. The value of the financing derivative was determined by comparing the difference between the fair value of the notes payable with and without the financing derivative by calculating the respective present values from future cash flows using a 14% discount rate, adjusted for the probability of the occurrence of an event of default under the loan and security agreement with MidCap Financial. The 14% discount rate assumption was based on an effective borrowing rate under the current circumstances considering the quoted borrowing rate for the Company and the imputed fair value of any additional financial instruments that may be required to be extended to the lender in order to obtain such debt financing. The probability of the occurrence of an event of default under the loan and security agreement with MidCap Financial was based on management’s judgment. Refer to Note 5 for additional details regarding the loan and security agreement with MidCap Financial.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of
Level 3 Liabilities
(in thousands)
Balance at December 31, 2014	$89
(Gain) loss on remeasurement of the financing derivative liability	3
Balance at March 31, 2015	$92

The estimated fair value of the notes payable as of March 31, 2015, based on current market rates for similar borrowings, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

5. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into the Agreement with MidCap Financial, providing for the borrowing of up to $15 million, of which $10 million was required to be drawn. The remaining $5 million was available to be drawn at the option of the Company. The Agreement provides for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and, prior to the amendment described below, the final tranche could have been drawn at the option of the Company no later than June 2013. The loan has a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3% (the LIBOR floor). Interest on amounts outstanding are payable monthly in arrears. There was an interest only period to December 31, 2013 followed by straight-line principal payments over thirty-six months until December 31, 2016. At the time of final payment, the Company must pay an exit fee of 3% of the drawn amount. Pursuant to the Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property. In addition, the terms of the Agreement provided MidCap Financial a warrant to purchase shares of the Company’s Series E convertible preferred stock (Series E Preferred) equal to 4% of the amount drawn down under the facility divided by the Series E Preferred exercise price of $12.11 per share. The warrant expired upon the completion of the Company’s IPO.

The Company has the right to prepay all or a portion of the borrowed amounts under the Agreement; however, if the Company exercises this option, the Company must pay a prepayment fee determined by multiplying the outstanding loan amount by 2% if the prepayment occurs in 2015 and 1% if the prepayment occurs in the final year. In the event of default, upon which all amounts borrowed become immediately due and payable, the Company will be subject to the prepayment fee ranging from 1% to 2% of the amount due on the loan and a step up in interest rate of 5%. An event of default includes, but is not limited to, an occurrence such as a payment default, a material adverse change, insolvency, or a change of control. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our loan and security agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. Therefore, the Company has classified notes payable as current.

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

Future payments as of March 31, 2015 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of March 31, 2015, are as follows:

(in thousands)
Remainder of 2015	$4,418
2016	5,910
Total minimum payments	10,328
Less amount representing interest	(834)
Notes payable, gross	9,494
Discount on notes payable	(41)
Accretion of the final exit fee payment	224
Carrying value of notes payable	$9,677

6. Past Collaborations

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

7. Commitments and Contingencies

Contractual Obligations and Commitments

On May 21, 2013, the Company entered into an agreement with a third party for the manufacturing of KB003 clinical supply for future clinical trials. Despite the termination of the KB003 development program in severe asthma during the first quarter of 2014, the Company is continuing to evaluate other potential indications for KB003. Under that agreement the third party will perform a range of related services, including process development, optimization, validation, formulation development, regulatory assistance, stability testing and related activities. In addition, we had entered into an agreement with a separate third party to produce supply of KB001-A. As of December 31, 2014, there were no remaining commitments for services. In February 2015, this agreement was cancelled.

As of March 31, 2015, there were no significant and material changes to our contractual obligations from those set forth in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

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

9. Stockholders’ Equity

2012 Equity Incentive Plan

As of March 31, 2015, under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the three months ended March 31, 2015 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	2,677,774	$4.24
Granted	1,797,000	0.45
Exercised	—	—
Cancelled (forfeited)	(453,953)	3.91
Cancelled (expired)	—	—
Outstanding at March 31, 2015	4,020,821	$2.59

The weighted average fair value of options granted during the three months ended March 31, 2015  was  $0.29 per share.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan, or ESPP, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on January 15, 2033 unless sooner terminated. There were 168,469 shares initially authorized for issuance under the plan, and the first offering period commenced June 1, 2014 and ended on October 31, 2014. Subsequent offering periods will each be six months in duration and will commence on November 1st and May 1st each year.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of comprehensive loss as follows:

	Three Months
	Ended March 31,
(in thousands)	2015	2014
General and administrative	$142	$226
Research and development	163	265
	$305	$491

In addition, during the three months ended March 31, 2015, the Company recorded charges of $0.4 million and $0.4 million relating to the fair value of stock options which were modified due to executive retirement and restructuring activities, and classified them as general and administrative expenses and research and development expenses, respectively.

At March 31, 2015, the Company had $2.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.8 years.

10.  Restructuring Charges

Restructuring charges incurred during the three months ended March 31, 2015 primarily consist of severance and other post-termination benefit costs resulting from the cost reduction program implemented by the Company in January 2015. These activities primarily consisted of 20% reduction of the workforce. Per ASC 420-10-05-1, Exit or Disposal Cost Obligations, include, but are not limited to involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, and certain contract termination costs. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. The Company recorded approximately $0.6 million in restructuring charges relating to such obligations during the first quarter, and expects to incur $0.2 million in restructuring charges relating to such obligations during the second quarter, all of which represents costs expected to be incurred during 2015. In addition, certain contract termination costs of $1.2 million were accrued as of December 31, 2014 relating to manufacturing activity that no longer had identifiable future benefit to the Company.

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$-	$-	$1,185
Accrued	-	522	82	604
Paid	(479)	(257)	-	(736)
Balance as of March 31, 2015	$706	$265	$82	$1,053

As disclosed in Note 9, the Company recorded stock based compensation expense of $0.4 million, classified as research and development expense, related to the fair value of stock options of a  former executive which were modified such that they did not expire upon termination.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 16, 2015. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. Our clinical development efforts going forward will be focused solely in oncology, including both hematologic malignancies and potentially solid tumors. Our principal pharmaceutical product candidates that we have advanced to the clinical development stage are:

•

KB004, a Humaneered ® anti ‑EphA3 monoclonal antibody that has the potential to offer a novel approach to treating both hematologic malignancies and solid tumors. In a Phase 1 dose escalation study KB004 was found to be generally safe and well tolerated and is currently enrolling patients in a Phase 2 cohort expansion study as a potential therapeutic for myelodysplastic syndrome (MDS) and myelofibrosis (MF).

•

KB003 is a Humaneered®, recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF), a critical cytokine for the growth of certain hematologic malignancies and solid tumors. KB003 is a GM-CSF antagonist with a favorable safety profile that has been studied in more than 90 subjects in clinical studies in either healthy adults or adults with autoimmune diseases.  Given our strategic focus on oncology, and following discussions with clinical experts and regulatory agencies, the Company intends to initiate a Phase 1 clinical trial in CMML patients to assess the safety, pharmacokinetics, and activity of KB003 in 2015.

•

KB001‑A, a Humaneered ®, PEGylated, anti‑PcrV modified antibody fragment (Fab’) antibody that was being developed for the prevention and treatment of Pseudomonas aeruginosa (Pa) infections in mechanically ventilated patients and cystic fibrosis (CF) patients with chronic Pa lung infections. However, based on results of the phase 2 data released in early 2015, we have discontinued development of this product in all indications.

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

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of March 31, 2015, we had an accumulated deficit of $187.8 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our loan and security agreement. On February 5, 2013, we closed our initial public offering (IPO) of 8,750,000 shares of common stock at an offering price of $8.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 8,625,000 shares of common stock at an offering price of $4.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2015, we had cash, cash equivalents, and investments of $30.2 million.

We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities, expand our systems and facilities, seek regulatory approvals, and engage in commercialization preparation activities in anticipation of Food and Drug Administration (FDA) approval of our drug candidates. Specifically, we have incurred substantial expenses in connection with our historical respiratory programs, most notably our Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids, and our Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections.  We have also incurred significant expenses on our ongoing Phase 1 and Phase 2 clinical trials for our KB004 oncology program, and expect to continue to incur significant costs on our oncology development programs going forward as we continue our current KB004 studies and as we evaluate additional potential oncology indications for both KB004 and KB003.  Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

Past Collaborations

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2014 Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At March 31, 2015, we had an accumulated deficit of $187.8 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We currently track external research and development costs incurred by project for each of our clinical programs (KB004, KB003, and KB001-A). We began tracking our external costs by project beginning January 1, 2008, and we have continued to refine our systems and our methodology in tracking external research and development costs. Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the three months ended March 31, 2015 and 2014, and for the period from January 1, 2008 to March 31, 2015:

	For the Three		For the Period from
	Months Ended		January 1, 2008 to
	March 31,		March 31, 2015
(in thousands)	2015	2014
External costs:
KB004	$2,011	$2,039	$33,651
KB003	313	1,606	40,476
KB001-A	1,014	1,578	33,594
Internal costs	2,567	2,467	66,643
Total research and development	$5,905	$7,690	$174,364

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing the Phase 2 expansion portion of our KB004 trial in hematologic malignancies, evaluating KB004 in potential solid tumor indications and evaluating KB003 in certain orphan oncology indications such as CMML.  We also expect to continue to incur some costs in the first half of 2015 associated with concluding our Phase 2 clinical trial for our KB001-A CF program completed in January 2015. Historically, we have incurred significant costs related to our respiratory programs for KB001-A and KB003 and oncology for KB004. However, due to the termination of our respiratory programs, we expect our clinical development efforts going forward will be focused on the KB004 program, while we will continue to evaluate KB003 in certain orphan oncology indications such as CMML. As a result, we expect our research and development expenses will decrease in 2015 as compared to 2014. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the ongoing Phase 2 trial for KB004 and any trials we commence to evaluate KB003 in oncology indications such as CMML.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands)	2015	2014	in thousands	%
Contract revenue	$—	$—	$—	(100)
Operating expenses:
Research and development	$5,905	$7,690	$(1,785)	-23%
General and administrative	3,437	2,470	967	39%
Loss from operations	(9,342)	(10,160)	818	-8%
Interest expense	(280)	(260)	(20)	8%
Interest income	16	14	2	14%
Other (expense) income, net	(16)	(2)	(14)	700%
Net loss	$(9,622)	$(10,408)	$786	-8%

Research and development expenses decreased $1.8 million, from $7.7 million for the three months ended March 31, 2014 to $5.9 million for the three months ended March 31, 2015. The decrease was primarily attributed to a $1.3 million decrease in clinical trial expenses related to the completion of KB003 in severe asthma, $0.6 million decrease resulting from the completion of our Phase 2 study of KB001-A in CF patients with chronic Pa infections in the first quarter of 2015, $0.5 million decrease in milestone payments from the initiation of the Phase 2 KB004 program in Q1 2014, and $0.2 million decrease in personnel related expenses, offset by $0.9 million in restructuring charges which consisted of a 20% reduction in force.  We expect external expenses on KB001-A will decrease significantly in 2015 as a result of the trial being completed in the first quarter of 2015 and our discontinuing development of KB001-A for CF patients with chronic Pa infections.  In addition, we began enrollment of patients in a Phase 2 clinical trial in hematologic malignancies of KB004 in the first half of 2014, and as a result, we expect external costs for our KB004 program to increase in 2015.  Overall, we expect a decrease in total research and development expense in 2015 as we focus our efforts on our oncology programs with KB004 and KB003.

General and administrative expenses increased $1.0 million, from $2.5 million for the three months ended March 31, 2014 to $3.4 million for the three months ended March 31, 2015 due primarily to one-time charges of $1.1 million for costs incurred due to the retirement of the CEO, and $0.1 million in restructuring expenses, offset by a decrease of $0.2 million in personnel related costs. With the exception of the one-time executive retirement and restructuring costs, we do not expect an increase in general and administrative expenses in 2015.

Interest expenses  relate to our loan and security agreement with MidCap Financial entered into in September 2012 and amended in 2013. Interest income and other (expense) income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At March 31, 2015, we had cash and cash equivalents and investments of $30.2 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net cash (used in) operating activities	$(9,015)	$(11,298)
Net cash provided by (used in) investing activities	12,011	(8,773)
Net cash (used in) financing activities	(1,295)	(752)
Net increase (decrease) in cash and cash equivalents	$1,701	$(20,823)

Net cash used in operating activities was $9.0 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $9.0 million for the three months ended March 31, 2015 primarily related to our net loss of $9.6 million, adjusted for non-cash items such as $0.3 million of stock-based compensation expense,  $0.8 million relating to the fair value of stock options which were modified due to executive retirement and restructuring activities and net cash outflows of $0.7 million related to changes in operating assets and liabilities. Cash used in operating activities of $11.3 million for the three months ended March 31, 2014 primarily related to our net loss of $10.4 million, adjusted for non-cash items such as $0.5 million of stock-based compensation expense and net cash outflows of $1.6 million related to changes in operating assets and liabilities..

Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2015, primarily related to proceeds from maturities of marketable securities of $15.8 million partially offset by purchases of investments of $3.7 million. Net cash used in investing activities was $8.8 million for the three months ended March 31, 2014, primarily related to purchases of marketable securities of $31.0 million offset by proceeds from maturities of marketable securities of $22.5 million.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2015, and $0.8 million for the three months ended March 31, 2014,  and consisted primarily of payments on our borrowings.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2 clinical trial for KB001‑A in CF patients with chronic Pa infections and expect to continue to incur additional costs as we wind that program down.  In addition, we have incurred and expect to continue to incur significant costs as a result of our ongoing Phase 2 clinical trials for our KB004 development program in hematologic malignancies, as well as for any clinical trials we initiate to evaluate KB004 in other indications including potentially solid tumors and any trials we may initiate to evaluate KB003 as an oncology therapeutic.

In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm our business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our loan and security agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about our ability to continue as a going concern. The report of our Independent Registered Public Accounting Firm included an explanatory paragraph about the Company’s ability to continue as a going concern as included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, there were no significant and material changes to our contractual obligations from those set forth in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $27.9 million and $39.3 million as of March 31, 2015 and December 31, 2014, respectively.

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

Item 4.Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Management, including our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

As of March 31, 2015, we had $30.2 million in cash, cash equivalents, and investments. We utilized $9.0 million of cash in operating activities during the three months ended March 31, 2015.

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

Since our inception, we have been financing our operations primarily through private placements and our initial and secondary public offerings of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, borrowings from lines of credit, and payments under agreements with Sanofi and Novartis International

Pharmaceutical Ltd. (together with its affiliates, Novartis), a licensee of our Humaneered® technology. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, borrowings from lines of credit, or other sources. In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm our business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our loan and security agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section of the Annual Report for the year ended December 31, 2014 on Form 10-K filed on March 16, 2015 included an explanatory paragraph about the Company’s ability to continue as a going concern.

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

As of March 31, 2015, we had an accumulated deficit of $187.8 million, and for the three months ended March 31, 2015, we incurred a net loss of $9.6 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to recent events, intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. We have initiated a search for permanent chief executive officer and at this time do not plan to replace the chief medical officer position, although we are actively recruiting for additional senior staff with oncology expertise in light of our dedication to oncology. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

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

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Although we have received issued patents providing composition of matter protection, we cannot be certain that the claims in our pending or future patent applications covering composition-of-matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products ‘‘off-label.’’ Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The report of our Independent Registered Public Accounting Firm included an explanatory paragraph about the Company’s ability to continue as a going concern in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 stating that our recurring net losses at December 31, 2014 raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. We may also be forced to make reductions in spending, including delaying or curtailing our ongoing or future clinical programs. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Although we have determined that our internal control over financial reporting was effective as of March 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm concludes that we have a material weakness in our internal controls or, after we are no longer an emerging growth company, is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to May 1, 2015, our stock had high and low sales prices in the range of $8.25 to $0.36 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this ‘‘Risk Factors’’ section of this report and others such as:

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

In a particular case, following the announcement of our failed Phase 2 study of KB001-A, on February 23, 2015, we received a notice of possible delisting from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, based on the our closing bid price for the last 30 consecutive business days, we were not compliant with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2).  In order to regain compliance, the minimum closing bid price per share of our common stock must be at least $1.00 for a minimum of ten consecutive business days. We are evaluating possible measures to return our share price to above $1.00 for this period so that our listing will not be affected. We have a grace period of 180 calendar days, or until August 19, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. There can be no assurance that we will be successful in regaining compliance with the NASDAQ listing requirements. Any delisting of our shares could affect the liquidity of our stock.

An active trading market for our common stock may not develop or be sustained or may be volatile.

We have a limited number of shares publicly available for purchase. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, the public market for our shares may be extremely volatile in light of the results of our operations, our limited resources, the number of products we may have in development at any given time, and numerous other factors.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 31, 2015, we had 32,992,178 shares of common stock outstanding. In addition, as of March 31, 2015, we have also registered 5,168,260 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to any vesting restriction or Rule 144 transfer restrictions applicable to affiliates.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 31% of our common stock as of March 31, 2015. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

KALOBIOS PHARMACEUTICALS, INC.

Date: May 11, 2015	By:	/s/ Herb C. Cross
Herb C. Cross
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Herb C. Cross
Herb C. Cross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1**	Amendment to Termination Agreement, by and between KaloBios Pharmaceuticals Inc. and Sanofi Pasteur S.A., dated as of July 24, 2014.

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