Form 10-Q
period 2015-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2015-08-10
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 4,123,921 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$16,122	$10,923
Marketable securities	6,907	29,790
Prepaid expenses and other current assets	963	1,532
Total current assets	23,992	42,245

Property and equipment, net	447	414
Restricted cash	193	193
Other assets	116	125
Total assets	$24,748	$42,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,329	$1,822
Accrued compensation	1,400	1,400
Deferred rent, short term	26	16
Accrued research and clinical liabilities	2,279	3,470
Notes payable	8,425	10,928
Financing derivative	227	89
Other accrued liabilities	311	328
Total current liabilities	13,997	18,053

Deferred rent, long-term	298	311
Total liabilities	14,295	18,364

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares and 85,000,000 shares authorized at June 30, 2015 and December 31, 2014 respectively; 4,124,379 and 4,124,004 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	204,324	202,830
Accumulated other comprehensive income	—	(8)
Accumulated deficit	(193,875)	(178,213)
Total stockholders’ equity	10,453	24,613
Total liabilities and stockholders’ equity	$24,748	$42,977

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Operating expenses:
Research and development	3,332	6,721	9,237	14,411
General and administrative	2,299	2,813	5,736	5,283
Total operating expenses	5,631	9,534	14,973	19,694

Loss from operations	(5,631)	(9,534)	(14,973)	(19,694)

Other (expense) income:
Interest expense	(252)	(290)	(532)	(550)
Interest income	10	31	26	45
Other (expense) income, net	(167)	(21)	(183)	(23)
Net loss	(6,040)	(9,814)	(15,662)	(20,222)
Other comprehensive income:
Net unrealized gains (losses) on marketable securities	2	2	8	(2)
Comprehensive loss	$(6,038)	$(9,812)	$(15,654)	$(20,224)

Basic and diluted net loss per common share	$(1.46)	$(2.38)	$(3.80)	$(4.91)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	4,124,259	4,122,659	4,124,132	4,121,721

See accompanying notes

KaloBios Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(15,662)	$(20,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	230
Noncash interest expense	111	101
Financing derivative	138	—
Amortization of premium on marketable securities	123	217
Stock based compensation expense	642	1,018
Modification of stock options related to executive retirement	389	—
Modification of stock options related to restructuring activities	463	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	554	(351)
Accounts payable	(493)	(540)
Accrued compensation	—	(81)
Accrued research and clinical liabilities	(1,191)	(1,101)
Other liabilities	(17)	49
Deferred rent	(3)	(3)
Net cash (used in) operating activities	(14,855)	(20,683)

Investing activities:
Purchase of marketable securities	(3,703)	(49,902)
Proceeds from maturities of marketable securities	26,471	22,460
Purchases of property and equipment	(125)	(287)
Changes in restricted cash	—	(193)
Net cash provided by (used in) investing activities	22,643	(27,922)

Financing activities:
Proceeds from issuances of notes payable	—	5,000
Proceeds from issuance of common stock	—	59
Principal payments under notes payable	(2,589)	(1,621)
Net cash (used in) provided by financing activities	(2,589)	3,438

Net increase (decrease) in cash and cash equivalents	5,199	(45,167)
Cash and cash equivalents, beginning of period	10,923	54,220
Cash and cash equivalents, end of period	$16,122	$9,053

Supplemental cash flow disclosure:
Cash paid for interest	$442	$425

See accompanying notes.

KaloBios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

KaloBios Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose primary business is to develop monoclonal antibody therapeutics for diseases that represent a significant burden to society and to patients and their families. Our clinical development efforts are focused in oncology, including both hematologic malignancies and potentially solid tumors. The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. All of the Company’s assets are located in California.

The Company has incurred significant losses and had an accumulated deficit of $193.9 million as of June 30, 2015. The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG (Novartis) and Sanofi Pasteur S.A. (Sanofi). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new licensing or collaboration agreements. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm its business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our Loan and Security Agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company has classified the notes payable as current. The report of  our Independent Registered Public Accounting Firm included an explanatory paragraph about the Company’s ability to continue as a going concern in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company estimates preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. During the three month and six month periods ended June 30, 2015, accrued liabilities were reduced by $312,000 related to research-related manufacturing expenses incorrectly recorded in 2014. We analyzed and assessed the effect of this adjustment on the previously reported annual and interim periods in 2014 as well as the impact of the benefit from the reversal of these expenses to the results of operations for the three and six month periods ended June 30, 2015. Following this analysis and taking into account both quantitative and qualitative factors; we believe that the uncorrected out-of-period costs are not material to the respective periods in which the errors occurred.

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

Reverse Stock Split

In July, 2015, the Company’s board of directors approved the filing of an Amended Certificate of Incorporation to effectuate a reverse split of the issued and outstanding shares of the Company’s common stock on a one-for-eight basis. All references to the numbers of issued and outstanding shares of our common stock, price per share and per-share amounts of stock, and shares issuable under share-based compensation arrangements and warrants in the accompanying financial statements have been adjusted retroactively to reflect the Company’s one-for-eight reverse stock split effectuated on July 13, 2015. The par value per share and number of authorized shares were not adjusted as a result of the reverse stock split.

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

The following shares of outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of June 30,
	2015	2014
Options to purchase common stock	491,072	331,644
Unvested restricted stock units to purchase common stock	3,750	—
ESPP contributions to purchase common stock	750	108
Warrants to purchase common stock	11,067	11,067
	506,639	342,819

3. Investments

At June 30, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$11,619	$—	$—	$11,619
Federal agency securities	4,501	—	—	4,501
Corporate debt securities	5,460	—	(1)	5,459
Total investments	$21,580	$—	$(1)	$21,579

Reported as:
Cash and cash equivalents				$14,479
Marketable securities, current				6,907
Restricted cash				193
Total investments				$21,579

At December 31, 2014, the amortized cost and fair value of investments, with gross unrealized gains, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	13,774	—	(4)	13,770
Commercial paper	1,499	1	—	1,500
Corporate debt securities	14,525	—	(5)	14,520
Total investments	$39,461	$1	$(9)	$39,453

Reported as:
Cash and cash equivalents				$9,470
Marketable securities				29,790
Restricted cash				193
Total investments				$39,453

There were no realized gains or losses from the sale of marketable securities for the three and six months ended June 30, 2015 and 2014.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (investments) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$11,619	$—	$—	$11,619
Federal agency securities	—	4,501	—	4,501
Corporate debt securities	—	5,459	—	5,459
Total assets measured at fair value	$11,619	$9,960	$—	$21,579

Financing derivative	—	—	227	227
Total liabilities measured at fair value	$—	$—	$227	$227

	Fair Value Measurements as of
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	—	13,770	—	13,770
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	14,520	—	14,520
Total assets measured at fair value	$9,663	$29,790	$—	$39,453

Financing derivative	—	—	89	89
Total liabilities measured at fair value	$—	$—	$89	$89

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper and corporate debt securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2015 is less than one month and all of these investments are rated A3/A-/A- or P1/A1/F1, or higher by Moody’s, S&P and Fitch.

In December 2014, the Company recorded a financing derivative liability resulting from an embedded derivative related to the prepayment feature of the Loan and Security Agreement with MidCap Financial. At June 30, 2015, the Company remeasured the financing derivative liability as $227,000 and recorded the loss of $135,000 as other expense. The fair value of this derivative was determined using Level 3 inputs, or significant unobservable inputs. The value of the financing derivative was determined by comparing the difference between the fair value of the notes payable with and without the financing derivative by calculating the respective present values from future cash flows using a 14% discount rate, adjusted for the probability of the occurrence of an event of default under the Loan and Security Agreement with MidCap Financial. The 14% discount rate assumption was based on an effective borrowing rate under the current circumstances considering the quoted borrowing rate for the Company and the imputed fair value of any additional financial instruments that may be required to be extended to the lender in order to obtain such debt financing. As compared to March 31, 2015, the probability of the occurrence of an event of default under the Loan and Security Agreement with MidCap Financial was perceived to be higher at June 30, 2015 based on management’s judgment. Refer to Note 5 for additional details regarding the Loan and Security Agreement with MidCap Financial.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 Liabilities
(in thousands)
Balance as of December 31, 2014	$89
Loss on remeasurement of the financing derivative liability	3
Balance as of March 31, 2015	92
Loss on remeasurement of the financing derivative liability	135
Balance as of June 30, 2015	$227

The estimated fair value of the notes payable as of June 30, 2015, based on current market rates for similar borrowings, as measured using Level 3 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

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

The Company has the right to prepay all or a portion of the borrowed amounts under the Agreement; however, if the Company exercises this option, the Company must pay a prepayment fee determined by multiplying the outstanding loan amount by 2% if the prepayment occurs in 2015 and 1% if the prepayment occurs in the final year. In the event of default, upon which all amounts borrowed become immediately due and payable, the Company will be subject to the prepayment fee ranging from 1% to 2% of the amount due on the loan and a step up in interest rate of 5%. An event of default includes, but is not limited to, an occurrence such as a payment default, a material adverse change, insolvency, or a change of control. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm its business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our Loan and Security Agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. Therefore, the Company has classified notes payable as current.

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

In June 2013, the Company entered into the Amendment to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014. In addition, the final tranche was changed from an optional draw down to a required draw down. In connection with the Amendment, the Company issued a warrant to purchase up to 6,193 shares of the Company’s common stock with an exercise price of $96.88 per share. The warrant expires in June 2023, on the tenth anniversary of its issuance date. The warrants issued to MidCap Financial had an initial fair value of $130,000, which represent financing fees, and are included in other assets in the accompanying consolidated balance sheet and are being amortized as non-cash interest expense over the remaining term of the Agreement using the effective interest method. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. Pursuant to this Amendment, the Company drew down the final tranche of $5.0 million in May 2014.

In August 2015, the Company entered into an additional amendment to the Agreement, Amendment No. Two, whereby the Company agreed to maintain, in a separate account with a financial institution (held in the Company’s name), an amount equal to the aggregate of the remaining future principal,  interest and exit fee due under the Loan and Security Agreement, equating to $8.3 million as of the date of this amendment.  MidCap Financial can draw payments from this account under the terms of the Agreement as they become due and upon such draws there will be a corresponding reduction in the amount owed to MidCap Financial by the Company.  MidCap Financial has exclusive control to withdraw funds from that account, which is to be maintained either until the debt has been repaid in full, or until MidCap Financial determines that the Company has satisfied certain capital requirements as they relate to the Company’s future operating plans.

Future payments as of June 30, 2015 under the Agreement, assuming no adjustments to the variable rate of interest of 9% as of June 30, 2015, are as follows:

(in thousands)
Remainder of 2015	$2,915
2016	5,909
Total minimum payments	8,824
Less amount representing interest	(625)
Notes payable, gross	8,199
Discount on notes payable	(31)
Accretion of the final exit fee payment	257
Carrying value of notes payable	$8,425

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

In July 2014, the Company and Sanofi executed an agreement (the Termination Agreement) under which the Sanofi agreement was terminated.  As a result of the Termination Agreement, KaloBios regained full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a non-exclusive license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi would be entitled to royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi would be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event KaloBios successfully re-partners KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license payments to be shared with Sanofi. Based on results of the Phase 2 data released in early 2015, we have discontinued development of KB001-A in all indications.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2015, there were no significant and material changes to our contractual obligations from those set forth in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

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

8. Warrants to Purchase Common Stock

On June 19, 2013, in connection with the Amendment to its debt agreement with MidCap Financial, the Company issued a warrant to purchase up to 6,193 shares of the Company’s common stock with an exercise price of $96.88 per share. The warrant expires in June 2023. The Company recorded the initial value of the warrants in equity and other assets in the accompanying consolidated balance sheet, with the deferred other asset to be amortized over the remaining term of the debt using the effective interest method.

In addition, the Company has outstanding warrants to purchase an aggregate of 4,874 shares of common stock at $41.04 per share which will expire on October 31, 2015.

9. Stockholders’ Equity

2012 Equity Incentive Plan

As of June 30, 2015, under the 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest over four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the six months ended June 30, 2015 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	334,686	$34.00
Granted	224,620	3.61
Exercised	—	—
Cancelled (forfeited)	(56,747)	31.28
Cancelled (expired)	—	—
Outstanding at March 31, 2015	502,559	$20.70
Granted	20,625	4.33
Exercised	—	—
Cancelled (forfeited)	(26,221)	9.75
Cancelled (expired)	(5,891)	19.66
Outstanding at June 30, 2015	491,072	$20.61

The weighted average fair value of options granted during the three months and six months ended June 30, 2015 was $2.52 and $2.30 per share.

In addition, 3,750 restricted stock units were issued during the three months ended June 30, 2015.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan, or ESPP, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The ESPP will terminate on January 15, 2033 unless sooner terminated. There were 21,058 shares initially authorized for issuance under the plan, and the first offering period commenced June 1, 2014 and ended on October 31, 2014. Subsequent offering periods will each be six months in duration and will commence on November 1st and May 1st each year. There were 583 and 375 shares issued under the plan on October 31, 2014 and April 30, 2015, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
General and administrative	$187	$247	$329	$473
Research and development	150	280	313	545
	$337	$527	$642	$1,018

During the three months ended June 30, 2015, the Company recorded charges of $48,000 relating to the fair value of stock options which were modified due to restructuring activities, and classified them as general and administrative expenses. Further, during the six months ended June 30, 2015, the Company recorded charges of $0.4 million and $0.45 million relating to the fair value of stock options which were modified due to executive retirement and restructuring activities, and classified $0.45 million and $0.4 million as general and administrative expenses and research and development expenses, respectively.

At June 30, 2015, the Company had $1.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.6 years.

10. Restructuring Charges

Restructuring charges incurred during the six months ended June 30, 2015 primarily consist of severance and other post-termination benefit costs resulting from the cost reduction program implemented by the Company in January 2015. These activities primarily consisted of 20% reduction of the workforce. Per ASC 420-10-05-1, Exit or Disposal Cost Obligations, include, but are not limited to involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, and certain contract termination costs. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. The Company recorded approximately $0.6 million and $0.2 million in restructuring charges relating to such obligations during the three months ended March 31, 2015 and three months ended June 30, 2015, respectively. In addition, certain contract termination costs of $1.2 million were accrued as of December 31, 2014 relating to manufacturing activity that no longer had identifiable future benefit to the Company.

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$—	$—	$1,185
Accrued	—	522	82	604
Paid	(479)	(257)	—	(736)
Balance as of March 31, 2015	$706	$265	$82	$1,053
Accrued	—	57	122	179
Paid	(135)	(142)	—	(277)
Balance as of June 30, 2015	$571	$180	$204	$955

As disclosed in Note 9, the Company recorded stock based compensation expense of $0.45 million related to the fair value of stock options of former employees which were modified such that they did not expire upon termination. The Company classified $48,000 and $0.4 million as general and administrative expenses and research and development expenses, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 16, 2015 and our Quarterly Report on Form 10-Q for the quarter year ended March 31, 2015, filed with the SEC on May 11, 2015. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on monoclonal antibody therapeutics for diseases that are a significant burden to society and patients and their families. Our clinical development efforts going forward will be focused in oncology, including both hematologic malignancies and potentially solid tumors. Our principal pharmaceutical product candidates that we have advanced to the clinical development stage are:

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

•

KB003 is a Humaneered®, recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF), a critical cytokine for the growth of certain hematologic malignancies and solid tumors. KB003 is a GM-CSF antagonist with a favorable safety profile that has been studied in more than 90 subjects in clinical studies in either healthy adults or adults with autoimmune diseases.  Given our strategic focus on oncology, and following discussions with clinical experts and regulatory agencies, the Company is working to initiate a Phase 1 clinical trial in patients with chronic myelomonocytic leukemia, or CMML to assess the safety, pharmacokinetics, and clinical activity of KB003 in the second half of 2015.

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

In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient to fund our operations for the next twelve months.

From the date we commenced our operations through 2006, our efforts focused primarily on research, development, and the advancement of our Humaneered® antibody technology. In 2006, we commenced our first clinical trial. We have incurred significant losses to date and, as of June 30, 2015, we had an accumulated deficit of $193.9 million. We have funded our operations primarily through private and public placements of our equity securities, contract revenue in connection with our collaborations, and grants and borrowings under equipment financing arrangements and our Loan and Security Agreement. On February 5, 2013, we closed our initial public offering (IPO) of 1,093,750 shares of common stock at an offering price of $64.00 per share, resulting in net proceeds of approximately $61.5 million, after deducting underwriting discounts, commissions and offering expenses. On October 1, 2013 we closed a public offering of 1,078,125 shares of common stock at an offering price of $32.00 per share, resulting in net proceeds of approximately $32.0 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2015, we had cash, cash equivalents, and investments of $23.0 million.

We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our research and development activities and seek regulatory approvals. Specifically, we have incurred substantial expenses in connection with our historical respiratory programs, most notably a Phase 2 clinical trial for KB003 in severe asthma patients inadequately controlled by corticosteroids, and a Phase 2 clinical trial of KB001-A in CF patients with chronic Pa infections.  We have also incurred significant expenses on our ongoing Phase 1 and Phase 2 clinical trials for our KB004 oncology program, and expect to continue to incur significant costs on our oncology development programs going forward as we continue our current KB004 studies and as we evaluate additional potential oncology indications for both KB004 and KB003.  Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

In July 2014, the Company and Sanofi executed an agreement (the Termination Agreement) under which the Sanofi agreement was terminated.  As a result of the Termination Agreement, KaloBios regained full global rights to license, develop, manufacture and commercialize KB001-A in all indications, as well as a non-exclusive license to the KB001-A manufacturing process developed by Sanofi.  In consideration for entering into the Termination Agreement, Sanofi would be entitled to royalties on net sales of KB001-A if approved, subject to a $40 million cap on the aggregate royalties to be paid.  In addition, Sanofi would be entitled to receive up to 10% of certain sub-license payments or other milestone payments received in the event KaloBios successfully re-partners KB001-A, subject to a separate $40 million cap on the aggregate amount of sub-license payments to be shared with Sanofi. Based on results of the Phase 2 data released in early 2015, we have discontinued development of this product in all indications.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2014 Annual Report on Form 10-K (File No. 001-35798), filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At June 30, 2015, we had an accumulated deficit of $193.9 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The 2015 KB003 expenses below reflect a $312,000 benefit relating to an out of period adjustment.  The following table shows our total research and development expenses for the three and six months ended June 30, 2015 and 2014, and for the period from January 1, 2008 to June 30, 2015:

	For the		For the		For the Period from
	Three Months Ended		Six Months Ended		January 1, 2008 to
	June 30,		June 30,		June 30, 2015
(in thousands)	2015	2014	2015	2014
External costs:
KB004	$1,469	$1,420	$3,480	$3,459	$35,120
KB003	(63)	1,598	250	3,204	40,413
KB001-A	201	1,446	1,215	3,023	33,795
Internal costs	1,725	2,257	4,292	4,724	68,368
Total research and development	$3,332	$6,721	$9,237	$14,410	$177,696

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development including continuing the Phase 2 expansion portion of our KB004 trial in hematologic malignancies, commencing a Phase 1 clinical study of KB003 in CMML patients, and evaluating KB004 in potential solid tumor indications. Historically, we have incurred significant costs related to our respiratory programs for KB001-A and KB003, and oncology for KB004. However, due to the termination of our respiratory programs, we expect our clinical development efforts going forward will be focused on our KB004 development programs, and on the KB003 Phase 1 study we are planning on commencing in CMML patients. As a result, we expect our research and development expenses will decrease in 2015 as compared to 2014. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential clinical trials and activities beyond the ongoing Phase 2 trial for KB004 and the Phase 1 study of KB003 in CMML patients.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2015	2014	in thousands	%
Contract revenue	$—	$—	$—	(100)
Operating expenses:
Research and development	$3,332	$6,721	$(3,389)	-50%
General and administrative	2,299	2,813	(514)	-18%
Loss from operations	(5,631)	(9,534)	3,903	-41%
Interest expense	(252)	(290)	38	-13%
Interest income	10	31	(21)	-68%
Other (expense) income, net	(167)	(21)	(146)	695%
Net loss	$(6,040)	$(9,814)	$3,774	-38%

Research and development expenses decreased $3.4 million, from $6.7 million for the three months ended June 30, 2014 to $3.3 million for the three months ended June 30, 2015. The decrease was primarily attributed to a $1.9 million decrease in contract manufacturing expenses mainly related to the KB003 program, $1.1 million decrease in clinical activity primarily resulting from the completion of our Phase 2 study of KB001-A in CF patients with chronic Pa infections in the first quarter of 2015, and $0.3 million decrease in personnel related expenses primarily due to the restructuring activities during the year. We expect external expenses on KB001-A will decrease  in 2015 as a result of the trial being completed in the first quarter of 2015 and our discontinuing development of KB001-A for CF patients with chronic Pa infections.  In addition, we began enrollment of patients in a Phase 2 clinical trial in hematologic malignancies of KB004 in the first half of 2014 and will continue the trial through 2016, and as a result, we expect external costs for our KB004 program to increase in 2015. Overall, we expect a decrease in total research and development expense in 2015 as we focus our efforts on our oncology programs with KB004 and KB003.

General and administrative expenses decreased $0.5 million, from $2.8 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015 due to a decrease of $0.1 million in personnel related costs, $0.2 million in consulting costs, $0.1 million decrease in legal expenses and $0.1 million decrease in facility related expenses.  We do not expect an increase in general and administrative expenses in 2015.

Interest expense of $0.3 million recognized for the three months ended June 30, 2014 and $0.3 million recognized for the three months ended June 30, 2015, was related to our Loan and Security Agreement with MidCap Financial entered into in September 2012 and amended in 2013.  Interest income and other (expense) income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2015	2014	in thousands	%

Operating expenses:
Research and development	$9,237	$14,411	$(5,174)	-36%
General and administrative	5,736	5,283	453	9%
Loss from operations	(14,973)	(19,694)	4,721	-24%
Interest expense	(532)	(550)	18	-3%
Interest income	26	45	(19)	-42%
Other (expense) income, net	(183)	(23)	(160)	696%
Net loss	$(15,662)	$(20,222)	$4,560	-23%

Research and development expenses decreased $5.2 million, from $14.4 million for the six months ended June 30, 2014 to $9.2 million for the six months ended June 30, 2015. The decrease was primarily attributed to a $1.2 million decrease in clinical trial expenses related to the KB001-A program, $0.9 million in clinical trial expenses related to the KB003 program, $0.9 million decrease in clinical trial expenses related to the KB004 program, $1.5 million decrease in contract manufacturing costs primarily related to KB003 program and $0.5 million decrease due to the milestone payments for the 2014 KB004 clinical program.

We expect external expenses on KB001-A will decrease in 2015 as a result of the trial being completed in the first quarter of 2015 and our discontinuing development of KB001-A for CF patients with chronic Pa infections.  In addition, we began enrollment of patients in a Phase 2 clinical trial in hematologic malignancies of KB004 in the first half of 2014 and will continue the trial through 2016, and as a result, we expect external costs for our KB004 program to increase in 2015.  Overall, we expect a decrease in total research and development expense in 2015 as we focus our efforts on our oncology programs with KB004 and KB003.

General and administrative expenses increased $0.4 million, from $5.3 million for the six months ended June 30, 2014 to $5.7 million for the six months ended June 30, 2015 due primarily to an increase in employee-related expenses of $1.4 million related to severance and restructuring expenses, offset by a decrease of personnel related expenses of $0.5 million, $0.3 million in consulting costs, $0.1 million in move-related costs and $0.1 million in other general operating expenses. With the exception of the restructuring expenses, we do not expect an increase in general and administrative expenses.

Interest expense of $0.6 million recognized for the six months ended June 30, 2014 and $0.5 million recognized for the six months ended June 30, 2015, was related to our Loan and Security Agreement with MidCap Financial entered into in September 2012 and amended in 2013.

Interest and other income, net, primarily consists of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At June 30, 2015, we had cash and cash equivalents and investments of $23.0 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash (used in) operating activities	$(14,855)	$(20,683)
Net cash provided by (used in) investing activities	22,643	(27,922)
Net cash (used in) provided by financing activities	(2,589)	3,438
Net increase (decrease) in cash and cash equivalents	$5,199	$(45,167)

Net cash used in operating activities was $14.9 million and $20.7 million for the six months ended June 30, 2015 and 2014, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $14.9 million for the six months ended June 30, 2015 primarily related to our net loss of $15.7 million, adjusted for non-cash items such as $0.6 million of stock-based compensation expense,  $0.9 million relating to the fair value of stock options which were modified due to executive retirement and restructuring activities and net cash outflows of $1.2 million related to changes in operating assets and liabilities. Cash used in operating activities of $20.7 million for the six months ended June 30, 2014 primarily related to our net loss of $20.2 million, adjusted for non-cash items such as $1.0 million of stock-based compensation expense and net cash outflows of $2.0 million related to changes in operating assets and liabilities.

Net cash provided by investing activities was $22.6 million for the six months ended June 30, 2015, primarily related to proceeds from maturities of marketable securities of $26.5 million partially offset by purchases of investments of $3.7 million.  Net cash used in investing activities was $27.9 million for the six months ended June 30, 2014, primarily related to purchases of investments of $49.9 million partially offset by proceeds from maturities of marketable securities of $22.5 million.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2015 relating to the payments on our borrowings. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2014, and consisted primarily of proceeds from issuance of debt of $5.0 million partially offset by payments on our borrowings of $1.6 million.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2 clinical trial for KB001‑A in CF patients with chronic Pa infections.  In addition, we have incurred and expect to continue to incur significant costs as a result of our ongoing Phase 2 clinical trials for our KB004 development program in hematologic malignancies, as well as for any clinical trials we initiate to evaluate KB004 in other indications including potentially solid tumors. We also expect to incur significant costs as a result of the Phase 1 clinical trial we are preparing to commence to evaluate safety, pharmacokinetics and clinical activity of KB003 in CMML patients.

In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient to fund our operations for the next twelve months. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our Loan and Security Agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about our ability to continue as a going concern. The report of our Independent Registered Public Accounting Firm included an explanatory paragraph about the Company’s ability to continue as a going concern as included in our Annual Report on Form 10-K for the year ended December 31, 2014.

In August 2015, we entered into an additional amendment, Amendment No. Two, to our Agreement with MidCap Financial as explained in Note 5 to the financial statements, whereby we agreed to maintain, in a separate account with a financial institution (held in our name), an amount equal to the aggregate of the remaining future principal, interest and exit fee due under the Loan and Security Agreement, equating to $8.3 million as of the date of this amendment. MidCap Financial can draw payments from this account under the terms of the Agreement as they become due and upon such draws there will be a corresponding reduction in the amount owed by us. MidCap Financial has exclusive control to withdraw funds from that account, which is to be maintained either until the debt has been repaid in full, or until MidCap Financial determines that we have satisfied certain capital requirements as they relate to our future operating plans.

We will continue to require additional financing to develop our products and fund operations. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	our ability to establish and maintain development partnering arrangements;
•	the timing, receipt and amount of contingent, royalty, and other payments from Sanofi or any future development partners;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product candidates;
•	our ability to draw funds from our current or any future Loan and Security Agreement; and
•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Contractual Obligations and Commitments

As of June 30, 2015, there were no significant and material changes to our contractual obligations from those set forth in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in short-term FDIC-insured government securities, and money market funds, we do not believe we are subject to any material market risk exposure. The fair value of our investments included in cash equivalents and marketable securities was $21.4 million and $39.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, we had $23.0 million in cash, cash equivalents, and investments. We utilized $14.9 million of cash in operating activities during the six months ended June 30, 2015. Additionally, in August 2015 under the Amendment No. Two to the Loan and Security Agreement with MidCap Financial, we transferred an amount equal to the aggregate of the remaining future payments under the Loan and Security Agreement, equating to $8.3 million, in a segregated deposit account. While these funds will be used to make the MidCap loan payments as they become due, we cannot use these funds for other business purposes, including the operations of our business. Therefore, a substantial amount of our cash cannot be used without the consent of MidCap Financial.

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

Since our inception, we have been financing our operations primarily through private placements and our initial and secondary public offerings of our equity securities, interest income earned on cash, cash equivalents, and marketable securities, borrowings from lines of credit, and payments under prior partnering agreements. Our future capital requirements are substantial and in order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, borrowings from lines of credit, or other sources. In order to maintain adequate capital to fund the continued development of our product candidates, management continues to evaluate a number of alternatives, including but not limited to: (i) seeking additional partner(s) for our programs to provide capital for future development and to share in development costs, (ii) undertaking reductions in operating spending, and (iii) evaluating various means to raise additional capital, such as debt or equity offerings. Regardless of any actions we take to address our cash position in the near term, we will also need to raise additional capital in order to further advance our product candidates towards regulatory approval. If management is unsuccessful in these efforts, based on our current levels of operating spending our current capital may not be sufficient in some scenarios to fund our operations for the next twelve months. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. Further, any failure to raise capital could be deemed a material adverse change under our Loan and Security Agreement with MidCap Financial and that may, in turn, result in the lender declaring the loan in default and demanding repayment of the principal, accrued interest, the exit fee and a prepayment fee. These conditions could raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section of the Annual Report for the year ended December 31, 2014 on Form 10-K filed on March 16, 2015 included an explanatory paragraph about the Company’s ability to continue as a going concern.

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

As of June 30, 2015, we had an accumulated deficit of $193.9 million, and for the six months ended June 30, 2015, we incurred a net loss of $15.7 million. We have incurred net losses each year since our inception except for the year ended December 31, 2007. To date, we have only recognized revenue from payments for funded research and development and for license or collaboration fees. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized. We have had to discontinue the development of prior product candidates.

Our product candidates are in the early stage of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. We currently only have one product candidate in Phase 2 clinical trials, KB004, and we have recently discontinued development of KB001-A in CF patients with Pa lung infections and KB003 in severe asthma. None of our product candidates have advanced into a pivotal study and it may be years before such a study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

Our business is highly dependent on the success of two oncology product candidates, KB004 and KB003. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, either KB004 or KB003.

We have recently made the strategic decision to focus our efforts on oncology. We have only one product candidate in Phase 2 clinical trials: KB004, our Humaneered® anti‑EphA3 monoclonal antibody being developed to treat both hematologic malignancies and potentially in solid tumors. We have a very limited pipeline of product candidates other than KB004, currently consisting of KB003 in development for CMML, an oncological indication. We are not conducting active research at this time for discovery of new molecules or antibodies.

We are therefore dependent on the successful continued development and regulatory approval of KB004 and KB003 for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of KB004 and will undertake development efforts for KB003. We will need to successfully enroll and complete clinical trials of KB004 and KB003, and obtain regulatory approvals to market those products, if clinical trials are successful. The future clinical, regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not be able to enroll adequate numbers of eligible patients in the clinical trials we propose to conduct;

•	we may not have sufficient financial and other resources to complete the clinical trials;

•	we may not be able to provide acceptable evidence of safety and efficacy for KB004;

•	the results of our clinical trials may not meet the level of statistical or clinical significance, or product safety, required by the FDA for marketing approval;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and

•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

Furthermore, even if we do receive regulatory approval to market KB004, any such approval may be subject to limitations on the indicated uses for which we may market the product. If either or both of KB004 and KB003 are unsuccessful, that could have a substantial negative impact on our business.

We may not be successful in establishing and maintaining additional development partnerships, which could adversely affect our ability to develop and commercialize product candidates.

A part of our strategy is to enter into development partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time consuming and complex. Even if we are successful in securing a development partnership, we may not be able to continue it. For example, in July 2014, we announced our mutual agreement with Sanofi to terminate our prior development partnership for KB001-A. Although our decision with Sanofi was mutual, we cannot predict the impact of that decision on the likelihood of our ability to enter into future partnerships for KB001-A or for our other programs. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because, among other reasons, our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

Our Loan and Security Agreement contains restrictions that limit our flexibility in operating our business and a substantial amount of our cash is controlled by MidCap Financial and cannot be used for our business operations without the consent of MidCap Financial.

In September 2012, we entered into a Loan and Security Agreement with MidCap Financial and drew down $5.0 million under the facility. In December 2012, we drew down an additional $5.0 million under the facility, and in May 2014, we drew down the final $5.0 million available under the facility. The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Additionally, in August 2015 under the Amendment No. Two, we transferred an amount equal to the aggregate of the remaining future payments under the Loan and Security Agreement, equating to $8.3 million, in a segregated deposit account. While these funds will be used to make the MidCap loan payments as they become due, we cannot use these funds for other business purposes, including the operations of our business. Therefore, a substantial amount of our cash cannot be used without the consent of MidCap Financial.

Because we have a short operating history developing clinical-stage antibodies, there is a limited amount of information about us upon which you can evaluate our product candidates and business prospects. In particular, we have recently shifted our focus to oncological indications.

We commenced our first clinical trial in 2006, and we have a limited operating history developing clinical-stage antibodies upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, due to our recent shift in focus to oncology product candidates, we have limited background and experience in developing an oncology drug, and we are heavily dependent at this time on external consultants for medical and scientific expertise. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

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

Before we can initiate clinical trials in the United States for any new product candidates, we are required to submit the results of preclinical testing to the FDA as part of an Investigational New Drug (IND) application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. In doing so, we rely in part on preclinical, clinical, and quality data previously generated by other third parties for regulatory submissions. In addition, for our programs already underway, we are required to report or provide information to appropriate regulatory authorities in order to continue with our testing programs. If we are unable to make timely regulatory submissions for any of our programs, it will delay our plans for our clinical trials.  If those third parties do not make the required data available to us, we will likely have to identify and contract with another chief medical officer, and/or develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Moreover, despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

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

Additionally, if any future development partners do not develop the licensed product candidates in the time and manner that we expect, or at all, the clinical development efforts related to these licensed product candidates could be delayed or terminated. In addition, our ability to enforce our partners’ obligations under any future collaboration efforts may be limited due to time and resource constraints, competing corporate priorities of our future partners, and other factors.

Any delays in the commencement of our clinical trials may delay or preclude our ability to further develop or pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial. If we or any future development partners experience delays in the completion of, or if we or any future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

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

The FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any future development partners’ clinical trials;

•	we or any future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•

such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from antibody studies that served as precursors to our current drug candidates;

•

such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any future development partners contract for clinical and commercial supplies;

•	we may not be successful in developing any companion diagnostic necessary to demonstrate efficacy in our desired target populations for KB004;

•	such authorities may delay approval or clearance of any companion diagnostic for KB004; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, or any future development partners from commercializing our product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has substantial inherent risk. We or any future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application (NDA) or BLA to the FDA and even fewer are approved for commercialization.

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

If we fail to hire and effectively integrate a new executive officer, our business will likely be harmed.

We are currently conducting a search for a permanent chief executive officer. There can be no assurance that we can identify and hire such a candidate on a timely basis, or at all. Even if we are successful in locating a permanent chief executive officer, that person will not have worked with our senior executive team. Our future performance will depend on our ability to successfully integrate a new chief executive officer into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate this individual and create effective working relationships among the members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are heavily affected by turnover and highly dependent on the expertise of the members of our senior management. In January 2015, we announced the retirement of David W. Pritchard, our former president and chief executive officer, and in a subsequent reduction in force we announced the elimination of our chief medical officer position. Although we have recently announced the hiring of Ronald Martell, a member of our Board of Directors, as Executive Chairman, and continue to fill the vacant CEO position with Herb Cross, our Chief Financial Officer, as interim CEO, we cannot predict the impact of the loss of such individuals or the loss of services of any of our other senior management, should they occur. Such losses could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to recent events, and intense competition from biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel.  Many of these competitors have substantially greater financial, technical and human resources than we do.  We are actively recruiting for additional senior staff with oncology expertise in light of our dedication to oncology. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

Any product candidate we or any future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

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

We do not currently have any infrastructure for the sale, marketing, and distribution of any of our product candidates once approved, if at all, and we must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any product candidates for which we may obtain approval. The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any product candidates we may develop will be expensive and time consuming and could delay any product candidate launch. If we or any future development partners are unable to establish sales and marketing capabilities or any other nontechnical capabilities necessary to commercialize any product candidates we may successfully develop, we will need to contract with third parties to market and sell such product candidates. We may not be able to establish arrangements with third parties on acceptable terms, if at all.

We face potential product liability exposure and, if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any product candidates for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or any future development partners by participants enrolled in our clinical trials, patients, health care providers, or others using, administering, or selling our product candidates. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We and any future development partners, third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and any future development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

If we and any future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We are completely dependent on third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. We are continually evaluating potential alternate sources of supply but there can be no assurance that any such suppliers would be available, acceptable or successful.  From time to time, we experience delays from our drug substance suppliers. To date, such delays have been manageable.  However, if these third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate, including affecting our ability to enroll in and timely progress clinical trials. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

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

Having terminated our development partnership with Sanofi, we will not continue development or commercialization of KB001-A without a future development partner. Our development and/or commercialization of KB004, KB003 and any other future products may also depend in whole or in part on a future development partner. Our inability to successfully identify and enter into a development partnership, or the failure of any new partner to develop and/or commercialize one or more of our products, could result in a material adverse effect on our business and operating results.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

If we or any future development partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability and the ability of any future development partners to develop, manufacture, market, and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S.-issued and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. For example, we have entered into several licenses for the right to use third-party intellectual property, including with UCSF and LICR. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all.

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

In addition, any future patent litigation, interference, or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us, or any future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we or any future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The report of our Independent Registered Public Accounting Firm included an explanatory paragraph about our ability to continue as a going concern in our Annual Report on Form 10-K for the year ended December 31, 2014 stating that our recurring net losses at December 31, 2014 raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. We may also be forced to make reductions in spending, including delaying or curtailing our ongoing or future clinical programs. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the year ended December 31, 2014, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm concludes that we have a material weakness in our internal controls or, after we are no longer an emerging growth company, is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to August 7, 2015, our stock had high and low sales prices in the range of $66.00 to $1.83 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this ‘‘Risk Factors’’ section of this report and others such as:

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

In a particular case, following the announcement of our failed Phase 2 study of KB001-A, on February 23, 2015, we received a notice of possible delisting from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, based on the our closing bid price for the last 30 consecutive business days, we were not compliant with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2).  In order to regain compliance, the minimum closing bid price per share of our common stock must be at least $1.00 for a minimum of ten consecutive business days. We have a grace period of 180 calendar days, or until August 19, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. We effectuated a one-for-eight reverse stock split of our issued and outstanding common stock on July 13, 2015 to regain compliance with the NASDAQ listing requirements. The par value and number of authorized shares were not adjusted as a result of the reverse stock split.  Since the reverse stock split was effectuated, our stock price has closed higher than $1.00 for the minimum 10 day period mandated under the NASDAQ listing requirements, and NASDAQ has confirmed that we are in compliance with the minimum bid price listing requirements.

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of June 30, 2015, we had 4,124,379 shares of common stock outstanding. In addition, as of June 30, 2015, we have also registered 646,031 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to any vesting restriction or Rule 144 transfer restrictions applicable to affiliates.

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

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 30% of our common stock as of June 30, 2015. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

On August 7, 2015, KaloBios Pharmaceuticals, Inc. (the “Company”) entered into Amendment No. Two to Loan and Security Agreement (“Amendment No. Two”), by and among the Company, as borrower, MidCap Financial Trust, a Delaware statutory trust (as Agent for Lenders, “Agent”), and the entities shown as parties to the Loan Agreement referenced below, each as a Lender.

Pursuant to the Loan and Security Agreement dated as of September 5, 2012 by and among Borrower, Agent and Lenders (as amended by Amendment No. One to Loan and Security Agreement, dated as of June 19, 2013, and by Amendment No. Two, the “Loan Agreement”), Agent and Lenders agreed to make available to the Company a secured term loan in the original principal amount of $15,000,000 (the “Loan”). That amount has been drawn in full by the Company. The Company is in compliance with its obligations under the Loan Agreement and is in the process of repaying the Loan according to its terms, which matures in full on December 31, 2016.

Under the Loan Agreement, Lenders have a pre-existing security interest in substantially all of the Company’s assets, including cash collateral (but excluding any intellectual property owned or controlled by the Company). In order to provide Lenders with additional security for the fulfillment of the Company’s obligations under the Loan, the Company has agreed to deposit an amount equal to the aggregate of the remaining future payments under the Loan Agreement, equating to  $8.3 million, in a segregated deposit account from which Agent can draw such payments as they become due. The Company has simultaneously entered into a Deposit Account Control Agreement establishing Agent’s exclusive control to withdraw funds from that account, which is to be maintained either until the Loan has been repaid in full, or until Agent determines that the Company has satisfied certain capital requirements.

Item 6.Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: August 10, 2015	By:	/s/ Herb C. Cross
Herb C. Cross
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Herb C. Cross
Herb C. Cross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.

10.1*	Employment Offer Letter, dated May 28, 2015, by and between the Registrant and Ronald A. Martell.

10.2	2012 Equity Incentive Plan, as amended

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

32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
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