Form 10-Q
period 2015-09-30
KALOBIOS PHARMACEUTICALS INC
filed 2016-09-01
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

KALOBIOS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

1000 Marina Blvd., Suite 250, Brisbane, CA 94005
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 30, 2016, there were 14,897,993 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,650	$10,923
Marketable securities	-	29,790
Restricted cash, short-term	7,802	-
Prepaid expenses and other current assets	600	1,532
Total current assets	16,052	42,245

Property and equipment, net	366	414
Restricted cash, long-term	242	193
Other assets	81	125
Total assets	$16,741	$42,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,018	$1,822
Accrued compensation	982	1,400
Deferred rent, short-term	50	16
Accrued research and clinical liabilities	2,391	3,470
Notes payable, net of discount	7,172	10,928
Financing derivative	341	89
Other accrued liabilities	381	328
Total current liabilities	12,335	18,053

Deferred rent, long-term	268	311
Total liabilities	12,603	18,364

Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares and 85,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 4,123,921 and 4,124,004 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	204,609	202,830
Accumulated other comprehensive loss	-	(8)
Accumulated deficit	(200,475)	(178,213)
Total stockholders’ equity	4,138	24,613
Total liabilities and stockholders’ equity	$16,741	$42,977

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$3,845	$5,085	$13,082	$19,496
General and administrative	2,359	2,624	8,095	7,907
Total operating expenses	6,204	7,709	21,177	27,403

Loss from operations	(6,204)	(7,709)	(21,177)	(27,403)

Other (expense) income:
Interest expense	(223)	(348)	(755)	(898)
Interest income	3	24	29	69
Change in fair market value of financing derivative	(114)	-	(252)	-
Other expense, net	(62)	(30)	(107)	(53)
Net loss	(6,600)	(8,063)	(22,262)	(28,285)
Other comprehensive income:
Net unrealized gains (losses) on marketable securities	-	-	8	(2)
Comprehensive loss	$(6,600)	$(8,063)	$(22,254)	$(28,287)

Basic and diluted net loss per common share	$(1.60)	$(1.96)	$(5.40)	$(6.86)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	4,124,026	4,122,700	4,124,096	4,122,051

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities:
Net loss	$(22,262)	$(28,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	254
Loss on disposal of property and equipment	39	-
Noncash interest expense	164	160
Financing derivative	252	-
Amortization of premium on marketable securities	130	377
Stock based compensation expense	913	1,484
Modification of stock options related to executive retirement	389	-
Modification of stock options related to restructuring activities	479	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	940	(6)
Accounts payable	(804)	(2,277)
Accrued compensation	(418)	289
Accrued research and clinical liabilities	(1,079)	(1,324)
Other liabilities	53	82
Deferred rent	(9)	169
Net cash used in operating activities	(21,069)	(29,077)

Investing activities:
Purchase of marketable securities	(3,703)	(49,902)
Proceeds from maturities of marketable securities	33,371	34,190
Purchases of property and equipment	(136)	(317)
Proceeds from disposal of property and equipment	1	-
Changes in restricted cash	7	12
Net cash provided by (used in) investing activities	29,540	(16,017)

Financing activities:
Increase in restricted cash for notes payable	(8,291)	-
Proceeds from issuances of notes payable	-	5,000
Proceeds from issuance of common stock	-	60
Principal payments under notes payable	(3,452)	(2,916)
Settlement of fractional shares upon reverse stock split	(1)	-
Net cash (used in) provided by financing activities	(11,744)	2,144

Net decrease in cash and cash equivalents	(3,273)	(42,950)
Cash and cash equivalents, beginning of period	10,923	54,220
Cash and cash equivalents, end of period	$7,650	$11,270

Supplemental cash flow disclosure:
Cash paid for interest	$564	$725
Supplemental disclosure of non-cash financing activities:
Principal payments under notes payable from restricted cash	$432	$-

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

KaloBios Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing its Responsible Pricing Model in the commercialization of the Company’s product candidates that may be approved. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in note 10, the Company acquired certain worldwide rights to benznidazole on June 30, 2016.  The Company is developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia and potentially for the treatment of juvenile myelomonocytic leukemia, both of which are rare hematologic cancers with high unmet medical need. The Company is exploring development of another of its proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare, and orphan diseases, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers (“PRV”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. All of the Company’s assets are located in California.

Liquidity and Going Concern

The Company has historically incurred significant losses and had an accumulated deficit of $200.5 million as of September 30, 2015.  The Company has financed its operations primarily through the sale of equity securities, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis when needed, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2015 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $12.6 million at September 30, 2015, and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2014 Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining the valuation of the financing derivative, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

3. Potentially Dilutive Securities

The Company’s potential dilutive securities, which include unvested stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect of including those securities would be to reduce the net loss per share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2015	2014
Options to purchase common stock	527,120	336,102
Unvested restricted stock units to purchase common stock	3,750	—
ESPP contributions to purchase common stock	375	430
Warrants to purchase common stock	11,067	11,067
	542,312	347,599

4. Investments

At September 30, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$7,396	$—	$—	$7,396
Total investments	$7,396	$—	$	$7,396

Reported as:
Cash and cash equivalents				$7,154
Restricted cash, long-term				242
Total investments				$7,396

At December 31, 2014, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	13,774	—	(4)	13,770
Commercial paper	1,499	1	—	1,500
Corporate debt securities	14,525	—	(5)	14,520
Total investments	$39,461	$1	$(9)	$39,453

Reported as:
Cash and cash equivalents				$9,470
Marketable securities				29,790
Restricted cash				193
Total investments				$39,453

The Company realized a net loss from the sale of marketable securities of $8,000 for the three and nine months ended September 30, 2015.  There were no realized gains or losses from the sale of marketable securities for the three and nine months ended September 30, 2014.

5. Fair Value of Financial Instruments

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets and liabilities (marketable securities and the financing derivative) that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	September 30, 2015
(in thousands)	Level 1	Level 2		Level 3	Total
Investments:
Money market funds	$7,396		$—	$—	$7,396
Total assets measured at fair value	$7,396	$		$—	$7,396

Financing derivative	$—		$—	$341	$341
Total liabilities measured at fair value	$—		$—	$341	$341

	Fair Value Measurements as of
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$9,663	$—	$—	$9,663
Federal agency securities	—	13,770	—	13,770
Commercial paper	—	1,500	—	1,500
Corporate debt securities	—	14,520	—	14,520
Total assets measured at fair value	$9,663	$29,790	$—	$39,453

Financing derivative	$—	$—	$89	$89
Total liabilities measured at fair value	$—	$—	$89	$89

The Company’s Level 2 investments include U.S. government-backed securities, commercial paper and corporate debt securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The Company did not have any Level 2 investments as of September 30, 2015.

In 2014, the Company recorded a financing derivative liability resulting from an embedded derivative related to the prepayment feature of its loan and security agreement with MidCap Financial SBIC LP, which was entered into by the Company in September 2012 and subsequently amended (the “Loan and Security Agreement”). At September 30, 2015, the Company re-measured the financing derivative liability as $341,000, resulting in a loss of $114,000 and $252,000 for the three and nine month periods ended September 30, 2015.  The loss is included in Change in fair value of financing derivative in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The fair value of this derivative was determined using Level 3 inputs, or significant unobservable inputs. The value of the financing derivative was determined by comparing the difference between the fair value of the notes payable with and without the financing derivative by calculating the respective present values from future cash flows using a 14% discount rate, adjusted for the probability of the occurrence of an event of default under the Loan and Security Agreement. The 14% discount rate assumption was based on an effective borrowing rate under the current circumstances considering the quoted borrowing rate for the Company and the imputed fair value of any additional financial instruments that may be required to be extended to the lender in order to obtain such debt financing. The probability of the occurrence of an event of default under the Loan and Security Agreement was based on management’s judgment.  Refer to Note 6 for additional details regarding the Loan and Security Agreement.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 Liabilities
(in thousands)
Balance as of December 31, 2014	$89
Loss on re-measurement of the financing derivative liability	3
Balance as of March 31, 2015	92
Loss on re-measurement of the financing derivative liability	135
Balance as of June 30, 2015	227
Loss on re-measurement of the financing derivative liability	114
Balance as of September 30, 2015	$341

The estimated fair value of the notes payable as of September 30, 2015, based on current market rates for similar borrowings, as measured using Level 3 inputs, approximates the carrying amount as presented on the Condensed Consolidated Balance Sheets.

6. Notes Payable

Loan and Security Agreement

In August 2015, the Company entered into Amendment No. 2 to the Loan and Security Agreement, whereby the Company agreed to maintain, in a separate account with a financial institution (held in the Company’s name), an amount equal to the aggregate of the remaining future principal, interest and exit fee due under the Loan and Security Agreement, equating to $8.3 million as of the date of Amendment No. 2. Under the terms of the Loan and Security Agreement, as amended, MidCap Financial was permitted to draw payments from this account as they become due, and upon such draws, there would be a corresponding reduction in the amount owed to MidCap Financial by the Company. MidCap Financial had exclusive control to withdraw funds from that account at any time. The account was to be maintained either until the debt has been repaid in full, or until MidCap Financial determined that the Company has satisfied certain capital requirements related to the Company’s future operating plans. As of September 30, 2015, the Company had $7.8 million in this restricted account.

In November 2015, the Company elected to exercise its prepayment right to repay the loan in full and paid MidCap Financial $6.6 million in full settlement of the remaining outstanding principal balance, accrued interest, the exit fee and a reduced prepayment fee of 1%.  The prepayment resulted in a gain on extinguishment of debt of $61,000 in the fourth quarter of 2015.

As of September 30, 2015, the Company classified the loan as a current liability.  Refer to Note 10 for additional details regarding the repayment of the Loan and Security Agreement.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes to the Company’s contractual obligations from those set forth in the 2014 Annual Report.

Guarantees and Indemnifications

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

8. Stockholders’ Equity

2012 Equity Incentive Plan

Under the Company’s 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest and become exercisable over four years and expire 10 years from the date of grant.

A summary of stock option activity for the nine months ended September 30, 2015 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	334,686	$34.00
Granted	296,045	3.59
Exercised	—	—
Cancelled (forfeited)	(96,158)	24.55
Cancelled (expired)	(7,453)	18.22
Outstanding at September 30, 2015	527,120	$18.84

The weighted average fair value of options granted during the three months and nine months ended September 30, 2015 was $1.90 and $2.23 per share, respectively.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
Exercise price	$3.23	$3.59
Market value	$3.23	$3.59
Risk-free rate	1.62	1.61
Expected term	5.30	5.81
Expected volatility	69%	70%
Dividend yield	-	-

In addition, 3,750 restricted stock units were issued as of September 30, 2015.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) provided eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning of the offering period, or the fair market value on the purchase date. The ESPP was structured as a qualified employee stock purchase plan under Section 423 and a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and was not subject to the provisions of the Employee Retirement Income Security Act of 1974. There were 21,058 shares initially authorized for issuance under the plan, and the first offering period commenced on June 1, 2014 and ended on October 31, 2014. The second offering period commenced on November 1, 2014 and ended on April 30, 2015. There were 583 and 375 shares issued under the plan on October 31, 2014 and April 30, 2015, respectively. Under the terms of the ESPP, offerings subsequent to the second offering were to commence on May 1 and November 1 and end on April 30 and October 31 each year.  As of September 30, 2015, there were 20,100 shares available for grant under the ESPP. On May 3, 2016, the ESPP was terminated.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2015	2014	2015	2014
General and administrative	$137	$282	$466	$755
Research and development	134	184	447	729
	$271	$466	$913	$1,484

During the nine months ended September 30, 2015, the Company recorded charges of $389,000 and $479,000 relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $484,000 and $384,000, as general and administrative expenses and research and development expenses, respectively.

At September 30, 2015, the Company had $1.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

Reverse Stock Split

On July 13, 2015, the Company effected a one-for-eight reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each eight shares of the Company’s common stock were combined into one share of common stock. The reverse stock split was effective with respect to stockholders of record at the close of business on July 13, 2015, and trading of the Company’s common stock on the Nasdaq Global Market began on a split-adjusted basis on July 14, 2015. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 33.0 million shares to approximately 4.1 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to proportionately reflect the reverse split, and per share exercise prices were increased by a factor of eight. The reverse split was accounted for retroactively and is reflected in the Company’s common stock, warrant, stock option and restricted stock activity as of and for the three and nine months ended September 30, 2015 and 2014. Unless stated otherwise, all share data in the financial statements and accompanying notes have been adjusted, as appropriate, to reflect the reverse split. The par value per share and number of authorized shares were not adjusted as a result of the reverse stock split.

9. Restructuring Charges

Restructuring charges incurred during the nine months ended September 30, 2015 primarily consist of severance and other post-termination benefit costs resulting from the cost reduction program implemented by the Company in January 2015. These activities primarily consisted of a 20% reduction of the Company’s workforce. A summary of the activity is presented below:

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$—	$—	$1,185
Accrued	—	522	82	604
Paid	(479)	(257)	—	(736)
Balance as of March 31, 2015	$706	$265	$82	$1,053
Accrued	—	57	122	179
Paid	(135)	(142)	—	(277)
Balance as of June 30, 2015	$571	$180	$204	$955
Accrued	—	—	—	—
Adjustments	(78)	—	—	(78)
Paid	(493)	(148)	(136)	(777)
Balance as of September 30, 2015	$-	$32	$68	$100

As disclosed in Note 8, during the nine months ended September 30, 2015, the Company recorded stock based compensation expense of $479,000 related to the fair value of stock options of former employees which were modified such that they did not expire upon termination. The Company classified $95,000 and $384,000 as general and administrative expenses and research and development expenses, respectively.

As of December 31, 2014, the Company accrued certain contract termination costs of $1.2 million relating to manufacturing activity that no longer had identifiable future benefit to the Company. During the second quarter ended June 30, 2015, accrued liabilities were reduced by $312,000 related to research-related manufacturing expenses incorrectly recorded in 2014. The Company analyzed and assessed the effect of this adjustment on previously reported annual and interim periods in 2014 as well as the impact of the benefit from the reversal of these expenses to the results of operations for the nine months ended September 30, 2015. Following this analysis and taking into account both quantitative and qualitative factors, the Company believes that the uncorrected out-of-period costs are not material to the respective periods in which the errors occurred.

10. Subsequent Events

Restructuring Expenses

In November 2015, the Company issued a press release announcing a board-approved restructuring plan to reduce costs and extend the cash runway in order to allow the Company to evaluate strategic alternatives for the products and the Company. As part of the restructuring plan, the Company elected to exercise its right to prepay the Loan and Security Agreement and paid MidCap Financial $6.6 million in full settlement of the remaining outstanding principal balance, accrued interest, the exit fee and a reduced prepayment fee of 1%.  In addition, the Company undertook a reduction in force that eliminated the positions of 17 employees, or more than 60% of the Company’s workforce, which resulted in restructuring charges of approximately $1.4 million to be recorded in the fourth quarter of 2015.

Change of Control, Severance Costs and Private Placement

In November 2015, the Company underwent a change of control, when an investor group acquired an aggregate of 2,885,000 shares of the Common Stock in open market transactions, or approximately 70.0% of the then outstanding shares of the Common Stock.

In connection with that change in control, on November 19, 2015, certain former board members and executives left the Company. The severance costs associated with the departure of the executives amounted to approximately $1.6 million. The Company classified $1.2 million and $0.4 million of the severance costs as general and administrative expenses and research and development expenses, respectively, to be recorded in the fourth quarter of 2015.

On December 3, 2015, the Company entered into a Securities Purchase Agreement with certain investors (the “Purchasers”) relating to a private placement of up to an aggregate 511,596 shares of common stock at a purchase price of $29.32 per share, or up to $15 million (the “Private Placement”).  On December 15, 2015, the Securities Purchase Agreement was amended, resetting the share price for all Purchasers other than those Purchasers who were directors, officers, employees or consultants of the Company to $24.855.  Upon closing of the Private Placement, the Company issued to the Purchasers 326,698 shares of common stock for an aggregate purchase price of $8.2 million.

On December 4, 2015, the Company issued a warrant to purchase up to an aggregate of 125,000 shares of common stock at $29.32 per share exercisable for a period of five years. The warrant was issued in relation to a proposed November 18, 2015 financing the Company elected not to pursue.

On December 3, 2015, the Company entered into a Services Agreement (the “Services Agreement”) with Turing Pharmaceuticals LLC (“Turing”), a life sciences company.  The Company’s then Chairman and Chief Executive Officer, Martin Shkreli, was also the chief executive officer and a member of the board of directors of Turing.  Pursuant to the Services Agreement, Turing was to provide certain employees to the Company, to utilize on a part-time basis, including Christopher Thorn, who was appointed as the Company’s interim chief financial officer on December 3, 2015. The Services Agreement provided that Turing would charge the Company for Mr. Thorn’s services at an hourly rate of $151.92 per hour, and Mr. Thorn would remain employed and compensated by Turing during the term of the Services Agreement.  No amounts have been, or will be, paid by the Company to Turing, and Mr. Thorn resigned on December 21, 2015.

Bankruptcy Filing and Delisting of Common Stock

On December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628).  As described below, the Company emerged from bankruptcy on June 30, 2016 (the “Effective Date”).

As a result of delisting procedures implemented by The NASDAQ Stock Market in December 2015, on January 13, 2016, the Company’s common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of the common stock, and the delisting was effective on February 5, 2016.

Bankruptcy Related Financing Arrangements

On April 1, 2016, the Company entered into a Debtor in Possession Credit and Security Agreement (the “Credit Agreement”) with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3,000,000 (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $191,000 (the “Upfront Fee”) and required the payment by the Company to the Lenders of a commitment fee equal to $150,000 (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to the Company’s plan of reorganization, the payment of certain fees and expenses owed to the Agent and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

Pursuant to the terms of the Credit Agreement, the Term Loan bore interest at a rate per annum equal to 12.00%.

In accordance with the bidding procedures order entered by the Bankruptcy Court, the Term Loan and the SPA (defined below) were together subject to competing, higher and better offers.

The Company’s obligations under the Credit Agreement were secured pursuant to an Intellectual Property Security Agreement.

In connection with the Credit Agreement, the Company executed in favor of Agent an Intellectual Property Security Agreement, dated as of April 1, 2016 (the “IP Security Agreement”). Under the terms of the IP Security Agreement, the Company pledged to Agent for the ratable benefit of the Lenders, as collateral for its obligations under the Credit Agreement, all of its intellectual property.

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of the Company’s plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of the Company’s debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, the Company also paid $405,145 to BHC in payment of its fees and expenses and $283,132 to Nomis in payment of its fees and expenses.

 On April 1, 2016, the Company also entered into a Securities Purchase Agreement (the “SPA”) with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11,000,000 (the “Exit Financing”) plus an exit financing commitment fee of $770,000 payable by the Company to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

The consummation of the transactions contemplated by the SPA were contingent on, among other things, the funding of the Term Loan, the approval of the Bankruptcy Court of the Company’s plan of reorganization, and the simultaneous closing of the Company’s transaction with Savant, as described below. In addition, the closing of the transactions under the SPA were contingent upon the board of directors of the Company, upon the effectiveness of the confirmed plan of reorganization, consisting of (i) one director to be designated by Nomis; (ii) one director to be jointly designated by BHC, BHCF, and Cheval; (iii) the Chief Executive Officer of the Company to be designated jointly and unanimously by the Lenders; and (iv) two independent directors to be designated jointly and unanimously by the Lenders.

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and the Company issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11,000,000, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, the Company paid $427,383 to BHC in payment of its fees and expenses and $240,773 to Nomis in payment of its fees and expenses.

Emergence from Bankruptcy

On May 9, 2016, the Company filed with the Bankruptcy Court a Second Amended Plan of Reorganization (the “Plan”) and related amended disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). On May 9, 2016, the Bankruptcy Court entered an order (the “Order”) approving the Settlement Stipulation entered into between (i) Gregory Rea, RTAT LLC, Nancy Retzlaff, Armistice Capital Master Fund, Ltd. Andrew Pizzo and Sabine Gritti and (ii) the Company (the “Settlement Stipulation”). The Settlement Stipulation provides for the resolution among the parties of a lawsuit filed on January 7, 2016 (the “PIPE Litigation”) in connection with the purchase and sale of the Company’s common stock in the Private Placement, certain objections related to the Company’s bankruptcy proceedings and all related matters.  Pursuant to the terms of the Settlement Stipulation, the plaintiffs in the PIPE Litigation received 327,608 shares of the common stock of the Company as reorganized pursuant to the Plan, in addition to certain other consideration.

On the Effective Date, the Plan became effective and the Company emerged from its Chapter 11 bankruptcy proceedings.

On the Effective Date, in accordance with the terms of the Plan, in addition to shares issued to the Lenders and the Purchasers under the Credit Agreement and SPA, respectively, and shares issued in connection with the Settlement Stipulation, the Company reserved for issuance 300,000 shares to the plaintiffs in a class action lawsuit related to the events surrounding the Company’s former Chairman and Chief Executive Officer, and the Company became obligated to issue 3,750 shares to Marek Biestek, a former director, in satisfaction of claims by Mr. Biestek against the Company.  In addition, on the Effective Date, the Company reserved for issuance shares of common stock in connection with certain other claims and interests as set forth in the Plan in an amount as yet to be determined.

In accordance with the Plan, on the Effective Date, the Company became obligated to issue promissory notes (the “Notes”) in the estimated aggregate principal amount of approximately $1.3 million to certain holders of allowed general unsecured claims in the Company’s bankruptcy proceedings. The Notes are unsecured, bear interest at a rate of 10% per annum and mature on June 30, 2019.

Savant Arrangements

On February 29, 2016, the Company entered into a binding letter of intent (the “LOI”) with Savant Neglected Diseases, LLC (“Savant”).  The LOI provided that the Company would acquire certain worldwide rights relating to benznidazole (the “Compound”) from Savant.   Under the LOI, the Company made a non-refundable deposit to Savant of $500,000, which was credited towards the Initial Payment (as defined below), and agreed to make monthly payments to Savant equal to $87,500 for development services performed by Savant relating to the Compound.

The LOI provided that in consideration for the assets to be acquired, the Company would provide consideration to Savant, including:

•	$3,000,000 (the “Initial Payment”) payable as soon as practicable but in no event later than the Company emerging from its Chapter 11 bankruptcy pursuant to a plan of reorganization (the “Bankruptcy Exit”);
•	a five-year warrant from the date of the Bankruptcy Exit to purchase up to 200,000 shares of common stock at a per share price of $2.25, exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain milestones related to regulatory approval of the Compound; and
•	certain additional payments to be further specified in the definitive agreements.

On the Effective Date, as authorized by the Plan and the Confirmation Order, the Company and Savant entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to benznidazole (the “Compound”). The MDC Agreement consummates the transactions contemplated by the LOI.

Under the terms of the MDC Agreement, the Company acquired certain regulatory and non-intellectual property assets relating to the Compound and any product containing the Compound and an exclusive license of certain intellectual property assets related to the Compound. Savant will retain the right to use the licensed intellectual property for veterinary uses. The MDC Agreement provides that the Company and Savant will jointly conduct research and development activities with respect to the Compound, while the Company will be solely responsible for commercializing the Compound. The Company will fund the development program for the Compound and will reimburse Savant for its development program costs.

As required by the MDC Agreement, on the Effective Date, the Company made payments to Savant totaling $2,687,500, consisting of the remaining portion of the Initial Payment less the deposit in the amount of $2,500,000, an initial monthly Joint Development Program Cost payment of $87,500, and reimbursement of Savant’s legal fees capped at $100,000. The MDC Agreement provides for regulatory and other milestone payments of up to $21 million and certain other contingent payments.  Additionally, the Company will pay Savant royalties on any net sales of the Compound, which royalty would increase if a PRV is granted subsequent to regulatory approval of the Compound.  The MDC Agreement also provides that Savant is entitled to a portion of the amount the Company receives upon the sale, if any, of a PRV regarding the Compound.

In addition, on the Effective Date the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain milestones related to regulatory approval of the Compound. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Warrant.

Governance Arrangements

On the Effective Date, the Company and Martin Shkreli, the Company’s former chief executive officer, former chairman and former controlling stockholder, entered into a Corporate Governance Agreement (the “Governance Agreement”), which provides for certain terms and conditions regarding the acquisition, disposition, holding and voting of securities of the Company by Mr. Shkreli. The Governance Agreement applies to all common stock owned by Mr. Shkreli or affiliates he controls.

Under the terms of the Governance Agreement, for 180 days following the Effective Date, Mr. Shkreli could not sell his shares of common stock at a price per share that was less than the greater of (x) $2.50 and (y) a 10% discount to the prior two week volume-weighted average price (the “Market Discount Price”). In addition, for 180 days following the 61st day after the Effective Date, the Company had a right to purchase any or all of Mr. Shkreli’s shares at a purchase price per share equal to the Market Discount Price. For a limited time, the Company also had a right of first refusal to purchase shares that Mr. Shkreli proposed to sell. Mr. Shkreli was also prohibited from transferring any shares to his affiliates or associates unless such transferee agreed to be subject to the terms of the Governance Agreement. Transfers of shares by Mr. Shkreli not made in compliance with the Governance Agreement would be null and void.

Under the terms of the Governance Agreement, Mr. Shkreli will not have any right to nominate directors to the board of directors of the Company and agreed in connection with any stockholder vote to vote his shares in proportion to the votes of the Company’s public stockholders. The Governance Agreement also prohibits Mr. Shkreli or his affiliates for a period of 24 months after the date of the Governance Agreement, from, among other things:

•	purchasing any stock or assets of the Company;
•	participating in any proposal for any merger, tender offer or other business combination, or similar extraordinary transaction involving the Company or any of its subsidiaries;
•	seeking to control or influence the management, the Company’s Board or the policies of the Company; or
•	submitting any proposal to be considered by the stockholders of the Company.

In addition, any material transaction between Mr. Shkreli or his associates and the Company, or relating to the Governance Agreement, cannot be taken without the prior approval of the Company’s Board.

The Governance Agreement provides for a mutual release between the Company and Mr. Shkreli of all claims and liabilities existing as of the date of execution.

On August 25 and August 26, 2016, Mr. Shkreli sold all of his shares of the Company to  third party investors in private transactions.

Stock Issuance

On May 24, 2016, the board of directors approved a one-time equity award (the “Equity Award”) to each of Cameron Durrant, Ronald Barliant and David Moradi. On the Effective Date, in accordance with the Plan, the Company became obligated to issue an aggregate 323,155 shares of common stock under the Equity Award.

Board Changes

On the Effective Date, in accordance with the Plan, Cameron Durrant, current Chief Executive Officer of the Company, as joint designee of BHCMF, BHC and Cheval (the "Black Horse Entities") and Nomis, continued as a director, Ronald Barliant, current member of the Board, continued as a director as the designee of the Black Horse Entities, Dale Chappell became a director as a designee of Nomis, and Timothy Morris and Ezra Friedberg became directors as joint designees of the Black Horse Entities and Nomis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015. This discussion contains forward-looking statements that involve involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, including statements related to the scope, progress, expansion, and costs of developing and commercializing our product candidates, our anticipated financial results and condition, and our anticipated expenses related to development activities, our clinical trials and the development and potential commercialization of our product candidates. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, and throughout this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing our Responsible Pricing Model in the commercialization of  our products that may be approved. Our lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. We are developing one of our proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring development of another of our proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare, and orphan diseases, we believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, or PRVs, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Upon approval of any of our products, we intend to apply our Responsible Pricing Model, which focuses on affordability for patients and payers, transparency for all stakeholders, and delivery of a reasonable return in recognition of the risks we are taking in our development efforts.

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease and we believe is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA, for use in the United States. We recently acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole.  We believe benznidazole as a treatment for Chagas disease could qualify for priority review and potentially other FDA regulatory incentives, and to receive a PRV if FDA approves the drug for marketing.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine for the growth of certain hematologic malignancies and solid tumors. Consistent with our strategic focus on neglected and rare diseases, in July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating both solid tumors and hematologic malignancies. EphA3 is aberrantly expressed on the tumor cell surface of certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies and are evaluating whether to conduct further studies of ifabotuzumab in rare solid tumors such as glioblastoma, other brain cancers in children and rare hematologic cancer indications. We also have an additional drug candidate, KB001-A, a recombinant, PEGylated, anti‑Pseudomonas PcrV high‑affinity Fab antibody that we are no longer developing, but which is being considered for partnering or out-licensing.

Lenzilumab, ifabotuzumab and KB001-A were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

Our strategy also involves identifying, acquiring, developing and supporting the commercialization of additional treatments for neglected and rare diseases. We believe the treatment of neglected and rare diseases represents an opportunity to enter underserved patient populations and serve specialty markets. We also believe our focus on neglected and rare diseases provides us the opportunity to benefit from various regulatory incentives referenced above. The potential opportunities afforded by these regulatory programs provide an important incentive to support our efforts to develop medicines for patients with neglected and rare diseases and to apply our Responsible Pricing Model for any of our approved products.

We have incurred significant losses and had an accumulated deficit of $200.5 million as of September 30, 2015.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

We will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that in the future we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended September 30, 2015 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our company has undergone a significant transformation subsequent to the quarter ended September 30, 2015. As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, valuation of financing derivative, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2014 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on March 16, 2015.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At September 30, 2015, we had an accumulated deficit of $200.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We track external research and development costs incurred by project for each of our clinical programs. We began tracking our external costs by project beginning January 1, 2008, and we have continued to refine our systems and our methodology in tracking external research and development costs. Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The lenzilumab expenses relating to the nine months ended September 30, 2015 below reflect a $312,000 benefit relating to an out-of-period adjustment. The following table shows our total research and development expenses for the three and nine months ended September 30, 2015 and 2014, and for the period from January 1, 2008 to September 30, 2015:

	For the		For the		For the Period from
	Three Months Ended		Nine Months Ended		January 1, 2008 to
	September 30,		September 30,		September 30, 2015
(in thousands)	2015	2014	2015	2014
External Costs:
KB001-A	47	1,640	1,262	4,663	33,842
Lenzilumab	68	290	318	3,494	40,481
Ifabotuzumab	$2,131	$1,063	$5,611	$4,522	$37,251
Internal Costs	1,599	2,092	5,891	6,817	69,967
Total research and development	$3,845	$5,085	$13,082	$19,496	$181,541

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2015	2014	in thousands	%
Operating expenses:
Research and development	$3,845	$5,085	$(1,240)	(24)
General and administrative	2,359	2,624	(265)	(10)
Loss from operations	(6,204)	(7,709)	(1,505)	(20)
Interest expense	(223)	(348)	(125)	(36)
Interest income	3	24	(21)	(88)
Change in fair market value of financing derivative	(114)	-	114	100
Other (expense) income, net	(62)	(30)	32	107
Net loss	$(6,600)	$(8,063)	$(1,463)	(18)

Research and development expenses decreased $1.2 million, from $5.1 million for the three months ended September 30, 2014 to $3.9 million for the three months ended September 30, 2015. The decrease is primarily attributable to a $1.0 million decrease in clinical trial costs primarily resulting from a decrease in KB001-A costs due to the completion of our Phase 2 study of KB001-A in cystic fibrosis, or CF, patients with chronic Pa infections in the first quarter of 2015, partially offset by increased clinical costs for ifabotuzumab, including a $0.3 million increase in manufacturing costs primarily due to ifabotuzumab manufacturing activity underway during the third quarter of 2015.  The remainder of the decrease was primarily due to $0.8 million in reductions in employee related costs resulting from the restructuring activities undertaken in early 2015 and reduced contractor spend.

General and administrative expenses decreased $0.3 million, from $2.6 million for the three months ended September 30, 2014 to $2.3 million for the three months ended September 30, 2015 due to a $0.2 million decrease in personnel related costs and a $0.1 million decrease in consulting costs.

Interest expense of $0.3 million recognized for the three months ended September 30, 2014 and $0.2 million recognized for the three months ended September 30, 2015, was related to the Loan and Security Agreement with MidCap Financial SBIC LP, that was entered into by the Company in September 2012, or the Loan and Security Agreement.

Interest income and Other (expense) income, net, primarily consist of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Change in fair market value of financing derivative consists of losses on re-measurement of our financing derivative liability.

Comparison of Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2015	2014	in thousands	%
Operating expenses:
Research and development	$13,082	$19,496	$(6,414)	(33)
General and administrative	8,095	7,907	188	2
Loss from operations	(21,177)	(27,403)	(6,226)	(23)
Interest expense	(755)	(898)	(143)	(16)
Interest income	29	69	(40)	(58)
Change in fair market value of financing derivative	(252)	-	252	100
Other (expense) income, net	(107)	(53)	54	102
Net loss	$(22,262)	$(28,285)	$(6,023)	(21)

Research and development expenses decreased $6.4 million, from $19.5 million for the nine months ended September 30, 2014 to $13.1 million for the nine months ended September 30, 2015. The decrease is primarily attribuable to a $4.0 million decrease in clinical trial expenses, the majority of which related to the KB001-A program and the lenzilumab asthma study, partially offset by increased costs on the ifabotuzumab clinical study in 2015.  In addition, there was a $1.0 million decrease in contract manufacturing costs primarily related to lenzilumab manufacturing costs incurred in 2014, partially offset by increased manufacturing costs incurred in 2015 relating to an ifabotuzumab manufacturing run. The remainder of the decrease was primarily due to reductions in employee related costs resulting from restructuring activities undertaken in early 2015.

General and administrative expenses increased $0.2 million, from $7.9 million for the nine months ended September 30, 2014 to $8.1 million for the nine months ended September 30, 2015.  The balance remained relatively flat as the decrease in personnel expense resulting from the reduction in workforce was offset by restructuring costs recorded earlier in the year.

Interest expense of $0.9 million recognized for the nine months ended September 30, 2014 and $0.8 million recognized for the nine months ended September 30, 2015, was related to the Loan and Security Agreement.

Interest income and Other (expense) income, net, primarily consist of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments.

Change in fair market value of financing derivative consists of losses on re-measurement of our financing derivative liability.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At September 30, 2015, we had cash and cash equivalents of $7.7 million, as well as restricted cash of $8.0 million, most of which related to capital placed in restricted accounts securing amounts owed to MidCap Financial under the Loan and Security Agreement.  In November 2015, we announced a board-approved restructuring plan to reduce costs and extend the cash runway in order to allow us to evaluate strategic alternatives for the products and the Company as a whole. As part of the restructuring plan, we elected to exercise our prepayment right to repay the loan in full and paid MidCap Financial $6.6 million in full settlement of the remaining outstanding principal balance, accrued interest, an exit fee and a reduced prepayment fee of 1%.  In addition, the Company undertook a reduction in force that eliminated the positions of 17 employees, or more than 60% of the Company’s workforce, which resulted in restructuring charges of approximately $0.5 million to be recorded in the fourth quarter of 2015.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(21,069)	$(29,077)
Net cash provided by (used in) investing activities	29,540	(16,017)
Net cash (used in) provided by financing activities	(11,744)	2,144
Net decrease in cash and cash equivalents	$(3,273)	$(42,950)

Net cash used in operating activities was $21.1 million and $29.1 million for the nine months ended September 30, 2015 and 2014, respectively. The primary use of cash in each of the periods was to fund our operations related to the development of our product candidates. Cash used in operating activities of $21.1 million for the nine months ended September 30, 2015 primarily related to our net loss of $22.3 million, adjusted for non-cash items such as $0.9 million of stock-based compensation expense, $0.9 million relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, depreciation and amortization of $0.1 million, noncash expense related to interest and the financing derivative of $0.4 million and other adjustments of $0.2 million, offset by  net cash outflows of $1.3 million related to changes in operating assets and liabilities. Cash used in operating activities of $29.1 million for the nine months ended September 30, 2014 primarily related to our net loss of $28.3 million, adjusted for non-cash items such as $1.5 million of stock-based compensation expense, depreciation and amortization of $0.3 million, amortization of premium on marketable securities of $0.4 million and other adjustments of $0.1 million offset by net cash outflows of $3.1 million related to changes in operating assets and liabilities.

Net cash provided by investing activities was $29.5 million for the nine months ended September 30, 2015, primarily related to proceeds from maturities of marketable securities of $33.4 million partially offset by purchases of investments of $3.7 million. Net cash used in investing activities was $16.0 million for the nine months ended September 30, 2014, primarily related to purchases of investments of $49.9 million and purchases of property and equipment of $0.3 million offset by proceeds from maturities of marketable securities of $34.2 million.

Net cash used in financing activities was $11.7 million for the nine months ended September 30, 2015 relating to an increase in restricted cash of $8.3 million relating to notes payable obligations and $3.4 million relating to the payments on our borrowings. Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2014, and consisted primarily of proceeds from issuance of debt of $5.0 million offset by payments on our borrowings of $2.9 million.

In connection with our emergence from bankruptcy, we closed an $11 million financing that provided the funds required to exit our Chapter 11 proceeding as well as our current working capital. However, we will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

We anticipate that in the future we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern.

On July 13, 2015, we effected a one-for-eight reverse stock split of our outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each eight shares of the Company’s common stock were combined into one share of common stock. The reverse stock split was effective with respect to stockholders of record at the close of business on July 13, 2015, and trading of the Company’s common stock on the Nasdaq Global Market began on a split-adjusted basis on July 14, 2015.  The reverse stock split was accounted for retroactively and is reflected in the Company’s common stock, warrant, stock option and restricted stock activity as of and for the three and nine months ended September 30, 2015 and 2014. Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the KBIOQ symbol.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  Although our common stock is listed for quotation on the OTC Pink marketplace operated by OTC Markets Group, Inc., trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 4.	Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

“Disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation and in light of our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: September 1, 2016	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2016	By:	/s/ Dean Witter
Dean Witter, III
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-35798)).

10.1*	2012 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-35798)).

10.2	Amendment No. Two to Loan and Security Agreement, by and between KaloBios Pharmaceuticals, Inc. and MidCap Financial SBIC, LP, dated as of August 7, 2015.

31.1
Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Interim Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2†	Certification by the Interim Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
†	The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.