Form 10-Q
period 2016-03-31
KALOBIOS PHARMACEUTICALS INC
filed 2016-09-23
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of September 22, 2016, there were 14,903,022 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc. (Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,577	$8,431
Prepaid expenses and other current assets	1,696	1,963
Total current assets	8,273	10,394

Property and equipment, net	170	288
Restricted cash	50	193
Other assets	-	271
Total assets	$8,493	$11,146

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,211	$-
Accrued compensation	32	-
Other accrued liabilities	75	-
Total current liabilities	3,318	-
Liabilities subject to compromise	4,867	5,414
Total liabilities	8,185	5,414

Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares authorized at March 31, 2016 and December 31, 2015; 4,450,994 shares issued and outstanding at March 31, 2016 and December 31, 2015	4	4
Additional paid-in capital	219,321	219,319
Accumulated deficit	(219,017)	(213,591)
Total stockholders’ equity	308	5,732
Total liabilities and stockholders’ equity	$8,493	$11,146

See accompanying notes.

KaloBios Pharmaceuticals, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$1,704	$5,905
General and administrative	1,205	3,437
Total operating expenses	2,909	9,342

Loss from operations	(2,909)	(9,342)

Other (expense) income:
Interest expense	-	(280)
Interest income	-	16
Other expense, net	-	(16)
Reorganization items, net	(2,517)	-
Net loss	(5,426)	(9,622)
Other comprehensive income:
Net unrealized gains on marketable securities	-	6
Comprehensive loss	$(5,426)	$(9,616)

Basic and diluted net loss per common share	$(1.22)	$(2.33)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	4,450,994	4,124,022

See accompanying notes.

KaloBios Pharmaceuticals, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(5,426)	$(9,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	48
Gain on lease termination	(227)	-
Noncash interest expense	-	56
Financing derivative	-	3
Amortization of premium on marketable securities	-	80
Stock based compensation expense	2	305
Modification of stock options related to executive retirement	-	389
Modification of stock options related to restructuring activities	-	414
Changes in operating assets and liabilities:
Prepaid expenses and other assets	538	583
Accounts payable	3,211	(965)
Accrued compensation	32	(133)
Accrued research and clinical liabilities	-	(159)
Other liabilities	75	(13)
Deferred rent	-	(1)
Liabilities subject to compromise	(235)	-
Net cash used in operating activities	(1,997)	(9,015)

Investing activities:
Purchase of marketable securities	-	(3,703)
Proceeds from maturities of marketable securities	-	15,822
Purchases of property and equipment	-	(108)
Changes in restricted cash	143	-
Net cash provided by investing activities	143	12,011

Financing activities:
Principal payments under notes payable	-	(1,295)
Net cash used infinancing activities	-	(1,295)

Net (decrease) increase in cash and cash equivalents	(1,854)	1,701
Cash and cash equivalents, beginning of period	8,431	10,923
Cash and cash equivalents, end of period	$6,577	$12,624

Supplemental cash flow disclosure:
Cash paid for interest	$-	$233

See accompanying notes.

KaloBios Pharmaceuticals, Inc. (Debtor-In-Posession)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Description of the Business

KaloBios Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing its Responsible Pricing Model in the commercialization of the Company’s product candidates that may be approved. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 11, the Company acquired certain worldwide rights to benznidazole on June 30, 2016.  The Company is developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia and potentially for the treatment of juvenile myelomonocytic leukemia, both of which are rare hematologic cancers with high unmet medical need. The Company is exploring partnering another of its proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare and orphan diseases, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers (“PRV”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

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

Liquidity and Going Concern

The Company has incurred significant losses and had an accumulated deficit of $219.0 million as of March 31, 2016.  The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG (“Novartis”) and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis when needed, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2016 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $8.2 million at March 31, 2016 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Delisting of Common Stock

On January 13, 2016, the Company’s common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ. On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of the common stock, and the delisting was effective on February 5, 2016.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2015 Annual Report.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining the valuation of the financing derivative, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Condensed Consolidated Financial Statements.

2. Chapter 11 Filing

On December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS)).

In connection with financing efforts as part of the Company’s bankruptcy proceedings, on April 1, 2016, the Company entered into a Debtor-in-Possession Credit and Security Agreement (the “Credit Agreement”) with a group of lenders (the “DIP Lenders”), pursuant to which the Company received $3 million in funds for working capital, bankruptcy-related costs, costs related to its plan of reorganization, payment of certain fees to the DIP Lenders and other costs associated with the ordinary course of business. Funds received under the Credit Agreement bore interest at a rate of 12% and were due and payable upon the Effective Date of the Plan, as defined below. Payment due under the Credit Agreement was convertible into shares of the Company’s common stock, with share amounts subject to calculation as provided in the Credit Agreement.

On April 1, 2016, the Company also entered into a Securities Purchase Agreement (the “SPA”) with the DIP Lenders. The SPA provided for the sale of the Company’s common stock, with share amounts subject to calculation as provided in the SPA, in respect of exit financing in the amount of $11,000,000 to be received upon the Effective Date of the Plan, as defined below.

Refer to Note 13 for additional information on the Credit Agreement and the SPA.

Plan of Reorganization

On May 9, 2016, the Company filed with the Bankruptcy Court the Plan and related amended disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan.

The Plan became effective on June 30, 2016 (the “Effective Date”) and the Company emerged from its Chapter 11 bankruptcy proceedings. In connection with such emergence, as further described in Note 13, the Company consummated the transactions and other items described below.

•	Pursuant to the SPA and in repayment of its obligations under the Credit Agreement, the Company issued an aggregate of 9,497,515 shares of its common stock to the DIP Lenders.
•	The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed in Note 13 below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015.
•	The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015.
•	The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015.
•	The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of March 31, 2016, management does not believe the issuance of additional common stock for any such claims is probable. As such, no accrual has been made in the Condensed Consolidated Financial Statements.
•	The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and will be due and payable in full, including principal and accrued interest, on June 30, 2019.

Pre-Petition Claims

On February 29, 2016, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting April 1, 2016 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which non-government claims against the Company relating to the period prior to the commencement of the Company's Chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and that were not filed on or prior to the Bar Date may be barred from participating in any distribution that may be made under a plan of reorganization in the Company's Chapter 11 case.

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 16, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the claimants. See Note 12 for additional information on this matter and settlement.  Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $250,000 to the claimants. See Note 12 for additional information on this matter and settlement.  As of December 31, 2015, the Company recorded an obligation in stockholders’ equity to issue the related shares totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. Excluding these stipulated claims, all other proofs of claim amount to approximately $5.1 million. As of December 31, 2015, the Company recorded a liability of approximately $4.5 million, which represents its estimate of the amount expected to be allowed by the Bankruptcy Court, in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. In addition, the Company also had liabilities related to accrued compensation and deferred rent, totaling approximately $0.4 million, included in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets, as of December 31, 2015. As of March 31, 2016, the Company has a remaining balance of $4.9 million in Liabilities subject to compromise which has been reduced from December 31, 2015 as a result of the termination of its former lease and the related remaining deferred rent as well as the payment of certain claims totaling approximately $211,000.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net in the accompanying Condensed Consolidated Statement of Operations and Consolidated loss for the three months ended March 31, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new facility in Brisbane, California. The new lease commenced in April 2016 and will expire in March 2017.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company has until December 27, 2016 to file additional objections to disputed claims, subject to this deadline’s extension by the Bankruptcy Court.  The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements. Other than with respect to certain matters relating to the implementation of the Plan or over which the Bankruptcy Court may have retained jurisdiction, the Company is no longer operating under the direct supervision of the Bankruptcy Court.  Nevertheless, the Bankruptcy Case remains open.  The Company anticipates that the Bankruptcy Case will be closed following the completion of the claims reconciliation process.

Financial Reporting in Reorganization

The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company’s Chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors.

As of March 31, 2016 and December 31, 2015, Liabilities subject to compromise consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Litigation accrual expense	$500	$500
Accounts payable and accrued liabilities	4,367	4,570
Accrued compensation	-	32
Deferred rent	-	312
Total liabilities subject to compromise	$4,867	$5,414

For the three months ended March 31, 2016, Reorganization items, net consisted of the following charges:

Three months ended
(in thousands)	March 31,2016
Legal fees	$2,516
Professional fees	228
Gain on lease termination	(227)
Total reorganization items, net	$2,517

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

4. Potentially Dilutive Securities

The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants, have been excluded from the computation of diluted net loss per common share as the effect of including those securities would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in each period presented.

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2016	2015
Options to purchase common stock	397,988	502,602
Restricted stock units	3,750	—
Warrants to purchase common stock	131,193	11,067
	532,931	513,669

5. Investments

At March 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$245	$—	$—	$245
Total investments	$245	$—	$—	$245

Reported as:
Cash and cash equivalents				$195
Restricted cash, long-term				50
Total investments				$245

At December 31, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$196	$—	$—	$196
Total investments	$196	$—	$—	$196

Reported as:
Cash and cash equivalents				$3
Restricted cash, long-term				193
Total investments				$196

6. Fair Value of Financial Instruments

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	March 31, 2016
(in thousands)	Level 1	Level 2		Level 3	Total
Investments:
Money market funds	$245		$—	$—	$245
Total assets measured at fair value	$245	$		$—	$245

	Fair Value Measurements as of
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$196	$—	$—	$196
Total assets measured at fair value	$196	$—	$—	$196

In 2014, the Company recorded a financing derivative liability resulting from an embedded derivative related to the prepayment feature of its loan and security agreement with MidCap Financial SBIC LP, which was entered into by the Company in September 2012 and subsequently amended (the “Loan and Security Agreement”). At March 31, 2015, the Company re-measured the financing derivative liability as $92,000, resulting in a loss of $3,000 for the three month period ended March 31, 2015. The loss is included in Other income (expense), net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The fair value of this derivative was determined using Level 3 inputs, or significant unobservable inputs. The value of the financing derivative was determined by comparing the difference between the fair value of the notes payable with and without the financing derivative by calculating the respective present values from future cash flows using a 14% discount rate, adjusted for the probability of the occurrence of an event of default under the Loan and Security Agreement. The 14% discount rate assumption was based on an effective borrowing rate under the current circumstances considering the quoted borrowing rate for the Company and the imputed fair value of any additional financial instruments that may be required to be extended to the lender in order to obtain such debt financing. The probability of the occurrence of an event of default under the Loan and Security Agreement was based on management’s judgment.  Refer to Note 7 for additional details regarding the Loan and Security Agreement.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 Liabilities
(in thousands)
Balance as of December 31, 2014	$89
Loss on re-measurement of the financing derivative liability	3
Balance as of March 31, 2015	92
Loss on re-measurement of the financing derivative liability	135
Balance as of June 30, 2015	227
Loss on re-measurement of the financing derivative liability	114
Balance as of September 30, 2015	341
Loan payoff	(341)
Balance as of December 31, 2015 and March 31, 2016	$—

There were no notes payable outstanding as of March 31, 2016 or December 31, 2015.

7. Notes Payable

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

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2016, there were no material changes to the Company’s contractual obligations from those set forth in the 2015 Annual Report.

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

9. Share Based Compensation

2012 Equity Incentive Plan

Under the Company’s 2012 Equity Incentive Plan, the Company may grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Awards generally vest and become exercisable over three to four years and expire 10 years from the date of grant.

A summary of stock option activity for the three months ended March 31, 2016 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2015	465,401	$19.29
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	(3,416)	5.86
Cancelled (expired)	(63,997)	33.51
Outstanding at March 31, 2016	397,988	$17.12

There were no options granted or exercised during the three months ended March 31, 2016. In addition, 3,750 restricted stock units were outstanding as of March 31, 2016.

2012 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) provided eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the ordinary shares at either the beginning of the offering period, or the fair market value on the purchase date. The ESPP was structured as a qualified employee stock purchase plan under Section 423 and a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and was not subject to the provisions of the Employee Retirement Income Security Act of 1974. There were 21,058 shares initially authorized for issuance under the plan, and the first offering period commenced on June 1, 2014 and ended on October 31, 2014. The second offering period commenced on November 1, 2014 and ended on April 30, 2015. There were 583 and 375 shares issued under the plan on October 31, 2014 and April 30, 2015, respectively. Under the terms of the ESPP, offerings subsequent to the second offering were to commence on May 1 and November 1 and end on April 30 and October 31 each year. On March 3, 2016, the ESPP was terminated.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months
	Ended March 31,
(in thousands)	2016	2015
General and administrative	$1	$142
Research and development	1	163
	$2	$305

During the three months ended March 31, 2015, in addition to the amounts shown above, the Company recorded charges of $389,000 and $414,000 related to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $420,000 and $383,000 as General and administrative expenses and Research and development expenses, respectively.  During the three months ended March 31, 2016 the Company did not record any such charges.

At March 31, 2016, the Company had $23,000 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.3 years.

10. Restructuring Charges

Restructuring charges incurred during the nine months ended September 30, 2015 primarily consist of severance and other post-termination benefit costs resulting from the cost reduction program implemented by the Company in January 2015. These activities primarily consisted of 20% reduction of the Company’s workforce.  Restructuring charges incurred during the three months ended December 31, 2015 primarily relate to a board-approved restructuring plan announced in November 2015 to reduce costs and extend the cash runway in order to allow the Company to evaluate strategic alternatives. As part of the restructuring plan, the Company elected to exercise its right to prepay the Loan and Security Agreement and paid MidCap Financial $6.6 million in full settlement of the remaining outstanding principal balance, accrued interest, the exit fee and a reduced prepayment fee of 1%.  In addition, the Company undertook a reduction in force that eliminated the positions of 17 employees or more than 60% of the Company’s workforce.

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

A summary of the activity is presented below:

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$—	$—	$1,185
Accrued	—	522	82	604
Paid	(479)	(257)	—	(736)
Balance as of March 31, 2015	706	265	82	1,053
Accrued	—	57	122	179
Paid	(135)	(142)	—	(277)
Balance as of June 30, 2015	571	180	204	955
Accrued	—	—	—	—
Adjustments	(78)	—	—	(78)
Paid	(493)	(148)	(136)	(777)
Balance as of September 30, 2015	—	32	68	100
Accrued	—	588	807	1,395
Paid	—	(620)	(864)	(1,484)
Balance as of December 31,2015	—	—	11	11
Accrued	—	—	—	—
Paid	—	—	—	—
Balance as of March 31, 2016	$—	$—	$11	$11

As disclosed in Note 9, during the three months ended March 31, 2015, in addition to the restructuring charges in the table above, the Company recorded charges of $389,000 and $414,000 related to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $420,000 and $383,000 as General and administrative expenses and Research and development expenses, respectively.   During the three months ended March 31, 2016 the Company did not record any such charges.

11. Savant Arrangements

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

On the Effective Date, as authorized by the Plan and the Confirmation Order, the Company and Savant entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to the Compound. The MDC Agreement consummates the transactions contemplated by the LOI.

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

As required by the MDC Agreement, on the Effective Date, the Company made payments to Savant totaling $2,687,500, consisting of the remaining portion of the Initial Payment less the deposit in the amount of $2,500,000, an initial monthly Joint Development Program Cost payment of $87,500, and reimbursement of Savant’s legal fees capped at $100,000. The MDC Agreement provides for milestone payments, including payments related to U.S. and foreign regulatory submissions, of up to $21 million and certain other contingent payments.  Additionally, the Company will pay Savant royalties on any net sales of the Compound, which royalty would increase if a PRV is granted subsequent to regulatory approval of the Compound.  The MDC Agreement also provides that Savant is entitled to a portion of the amount the Company receives upon the sale, if any, of a PRV relating to the Compound.

In addition, on the Effective Date the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Warrant.

The Company has determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the three months ended March 31, 2016, the Company recorded $750,000, which includes an additional $250,000 payment made in 2015 to Savant, as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. In addition, during the three months ended June 30, 2016, the Company recorded $87,500 in connection with the Joint Development Program as research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Subsequent to March 31, 2016, the Company made additional payments to Savant of $2,500,000 related to the purchase of the Compound, reimbursement of legal expenses of $100,000 (as noted above) and additional payments related to the Joint Development Program, each of which will be included as Research and development expense in future periods.

12. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015. See Note 2 and Note 13 for additional information related to the bankruptcy.

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

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required us to issue 300,000 shares of common stock and submit a payment of $250,000 the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”). Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration. The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Action Settlement Consideration. Such individuals remain free to assert claims against the Company and such claims were subordinated to the level of the Company’s common stock and otherwise remain subject to the Company’s objection. The Company’s agreement to the Securities Class Action Settlement was not in any way an admission of the Company’s wrongdoing or liability.

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

Claim by Marek Biestek

Marek Biestek was a director of the Company who, while not a plaintiff in the above described PIPE Litigation, filed a proof of claim alleging damages from the PIPE transaction and filed an objection to the confirmation of our Plan. To resolve his objection to the Plan, we settled with him individually by issuing him 3,750 additional shares of common stock. Mr. Biestek, as a former director of the company, was excluded from the Securities Class Action Members and therefore received nothing from the Securities Class Action Litigation.

As of December 31, 2015, the Company recorded an obligation in stockholders’ equity to issue the shares related to all of the above claims that totals approximately $2.8 million and recorded the cash Liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheet.

13. Subsequent Events

Bankruptcy Related Financing Arrangements

On April 1, 2016, as described in Note 2, the Company entered into the Credit Agreement with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or the “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3,000,000 (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $191,000 (the “Upfront Fee”) and required the payment by the Company to the Lenders of a commitment fee equal to $150,000 (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to the Company’s plan of reorganization, the payment of certain fees and expenses owed to the Agent and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

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

In connection with the Credit Agreement, the Company executed in favor of the Agent an Intellectual Property Security Agreement, dated as of April 1, 2016 (the “IP Security Agreement”). Under the terms of the IP Security Agreement, the Company pledged all of its intellectual property to the Agent for the ratable benefit of the Lenders, as collateral for its obligations under the Credit Agreement.

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of the Company’s plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of the Company’s debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, the Company also paid $406,285 to BHC in payment of its fees and expenses and $285,000 to Nomis in payment of its fees and expenses.

 On April 1, 2016, as described in Note 2, the Company also entered into the SPA with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11,000,000 (the “Exit Financing”) plus an exit financing commitment fee of $770,000 payable by the Company to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

The consummation of the transactions contemplated by the SPA were contingent on, among other things, the funding of the Term Loan, the approval of the Bankruptcy Court of the Company’s plan of reorganization, and the simultaneous closing of the Company’s transaction with Savant. In addition, the closing of the transactions under the SPA were contingent upon the board of directors of the Company, upon the effectiveness of the confirmed plan of reorganization, consisting of (i) one director to be designated by Nomis; (ii) one director to be jointly designated by BHC, BHCF, and Cheval; (iii) the Chief Executive Officer of the Company to be designated jointly and unanimously by the Lenders; and (iv) two independent directors to be designated jointly and unanimously by the Lenders.

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and the Company issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11,000,000, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, the Company paid $427,383 to BHC in payment of its fees and expenses and $303,886 to Nomis in payment of its fees and expenses.

Emergence from Bankruptcy

On May 9, 2016, the Company filed with the Bankruptcy Court the Plan and related amended disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). On May 9, 2016, the Bankruptcy Court entered an order (the “Order”) approving the Settlement Stipulation entered into between (i) Gregory Rea, RTAT LLC, Nancy Retzlaff, Armistice Capital Master Fund, Ltd. Andrew Pizzo and Sabine Gritti and (ii) the Company. The Settlement Stipulation provides for the resolution among the parties of the PIPE Litigation in connection with the purchase and sale of the Company’s common stock in the Private Placement, certain objections related to the Company’s bankruptcy proceedings and all related matters.  Pursuant to the terms of the Settlement Stipulation, the plaintiffs in the PIPE Litigation received 327,608 shares of the common stock of the Company as reorganized pursuant to the Plan, in addition to certain other consideration.

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

In accordance with the Plan, on the Effective Date, the Company became obligated to issue promissory notes (the “Notes”) in the estimated aggregate principal amount of approximately $1.2 million to certain holders of allowed general unsecured claims in the Company’s bankruptcy proceedings. The Notes are unsecured, bear interest at a rate of 10% per annum and mature on June 30, 2019.

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

Stock Option Grant

On September 13, 2016, the Company issued stock options to its Chief Executive Officer to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38, the closing price on the date of issuance.  The options will vest and become exercisable in 12 equal quarterly installments beginning on December 13, 2016.

Amendment to 2012 Equity Incentive Plan

On September 13, 2016, the Board of Directors of the Company approved an amendment to the Company’s 2012 Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Plan from 125,000 to 1,100,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  This Quarterly Report on Form 10-Q contains statements that discuss that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our intent to in-license or acquire additional product candidates; our opportunity to benefit from various regulatory incentives and the application of our Responsible Pricing Model; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

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

These are only some of the factors that may affect the forward-looking statements contained in this annual report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report. You should be aware that the forward-looking statements contained in this annual report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this annual report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this annual report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We have incurred significant losses and had an accumulated deficit of $219.0 million as of March 31, 2016.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended March 31, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

There were no material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2015 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on September 1, 2016.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At March 31, 2016, we had an accumulated deficit of $219.0 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the quarter ended March 31, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our lead product candidate benznidazole.  Accordingly, comparisons of our operations and results for the quarter ended March 31, 2016 to our prior year operations and results may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

Other research and development costs consist primarily of internal research and development costs, such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project.

The following table shows our total research and development expenses for the three months ended March 31, 2016 and 2015 and for the period from January 1, 2008 to March 31, 2016:

			For the Period from
	Three Months Ended March 31,		January 1, 2008 to
(In thousands)	2016	2015	March 31, 2016
External costs:
KB001	$5	$1,014	$33,761
Lenzilumab	77	313	40,580
Ifabotuzumab	115	2,011	36,954
Benznidazole	847	-	847
Internal costs	660	2,567	74,742
Total research and development	$1,704	$5,905	$186,884

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$1,704	$5,905	$(4,201)	-71%
General and administrative	1,205	3,437	(2,232)	-65%
Loss from operations	(2,909)	(9,342)	(6,433)	-69%
Interest expense	-	(280)	(280)	-100%
Interest income	-	16	(16)	-100%
Other expense, net	-	(16)	(16)	-100%
Reorganization items, net	(2,517)	-	2,517	100%
Net loss	$(5,426)	$(9,622)	$(4,228)	-44%

Research and development expenses decreased $4.2 million, from $5.9 million for the three months ended March 31, 2015 to $1.7 million for the three months ended March 31, 2016. The decrease is due to the suspension of essentially all development projects until after our emergence from bankruptcy on June 30, 2016, offset by expenses of $847,000 related to the acquisition of certain rights related to benznidazole and certain other payments made pursuant to the Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use, or the MDC Agreement, with Savant.

General and administrative expenses decreased $2.2 million, from $3.4 million for the three months ended March 31, 2015 to $1.2 million for the three months ended March 31, 2016, due to the restructuring activities that took place primarily in the last quarter of 2015 resulting in, among other things, a decrease of approximately 70% of our workforce.

Reorganization items, net for the three months ended March 31, 2016 were $2.5 million, compared to none for the three months ended March 31, 2016. The reorganization items relate to amounts incurred during the quarter related to our reorganization activities and the bankruptcy plan, including legal fees of $2.5 million and professional fees of $0.2 million, offset by a net gain on the termination of the lease of our former South San Francisco office of $0.2 million.

Interest expense of $0.3 million recognized for the three months ended March 31, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015.

Interest income and Other expense, net, for the three months ended March 31, 2015 primarily consist of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments. There was no Interest income and Other expense, net, for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash and cash equivalents and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At March 31, 2016, we had cash and cash equivalents of $6.6 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(1,997)	$(9,015)
Net cash provided by investing activities	143	12,011
Net cash used in financing activities	—	(1,295)
Net (decrease) increase in cash and cash equivalents	$(1,854)	$1,701

Net cash used in operating activities was $2.0 million and $9.0 million for the three months ended March 31, 2016 and 2015, respectively. The primary use of cash in 2015 was to fund our operations related to the development of our product candidates in 2015, whereas the primary use of cash in 2016 was to fund our operations related to our reorganization activities and the bankruptcy plan. Cash used in operating activities of $2.0 million for the three months ended March 31, 2016 primarily related to our net loss of $5.4 million, adjusted for non-cash items, such as a gain on lease termination of $0.2 million and net cash outflows of $3.6 million related to changes in operating assets and liabilities, primarily accounts payable and accrued expenses.

 Net cash used in operating activities of $9.0 million for the three months ended March 31, 2015 primarily related to our net loss of $9.6 million, adjusted for non-cash items, such as $0.3 million of stock-based compensation expense, $0.8 million related to the fair value of stock options that were modified due to executive retirement and restructuring activities, other non-cash items of $0.2 million and net cash outflows of $0.7 million related to changes in operating assets and liabilities.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2016, primarily related to the reduction in restricted cash related to the termination of our former office lease in South San Francisco.  Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2015, primarily related to proceeds from maturities of marketable securities of $15.8 million, partially offset by purchases of investments of $3.7 million.

Net cash used in financing activities was $0 for the three months ended March 31, 2016. Net cash used in financing activities was $1.3 million for the three months ended March 31, 2015, and consisted primarily of payments on our borrowings.

In connection with our emergence from bankruptcy, on June 30, 2016 we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11, as well as to fund our current working capital needs. However, we will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  Although our common stock is listed for quotation on the OTC Pink marketplace operated by OTC Markets Group, Inc., trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation and in light of our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31,2016 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our Chief Executive Officer and Interim Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO”, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2016, our internal control over financial reporting was not effective because of the material weaknesses described below.

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

Despite the existence of the material weaknesses above, we believe that our Condensed Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KALOBIOS PHARMACEUTICALS, INC.

Date: September 23, 2016	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: September 23, 2016	By:	/s/ Dean Witter, III
Dean Witter, III
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Binding Letter of Intent, dated February 29, 2016, between the Registrant and Savant Neglected Diseases, LLC.

10.2*	Letter Agreement, dated March 1, 2016, between the Registrant and Cameron Durrant, M.D.

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

32.1**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2**	Certification by the Interim Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Indicates management contract or compensatory plan.

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