Form 10-Q
period 2016-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2016-09-23
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,935	$8,431
Prepaid expenses and other current assets	1,319	1,963
Total current assets	13,254	10,394

Property and equipment, net	145	288
Restricted cash	59	193
Other assets	-	271
Total assets	$13,458	$11,146

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,371	$-
Accrued expenses	872	-
Total current liabilities	8,243	-
Liabilities subject to compromise	-	5,414
Notes payable to vendors	1,218	-
Total liabilities	9,461	5,414

Stockholders’ equity:
Common stock, $0.001 par value: 85,000,000 shares authorized at June 30, 2016 and December 31, 2015; 14,432,597 and 4,450,994 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	14	4
Additional paid-in capital	235,012	219,319
Accumulated deficit	(231,029)	(213,591)
Total stockholders’ equity	3,997	5,732
Total liabilities and stockholders’ equity	$13,458	$11,146

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,360	$3,332	$6,064	$9,237
General and administrative	2,511	2,299	3,716	5,736
Total operating expenses	6,871	5,631	9,780	14,973

Loss from operations	(6,871)	(5,631)	(9,780)	(14,973)

Other (expense) income:
Interest expense	(46)	(252)	(46)	(532)
Interest income	-	10	-	26
Other expense, net	-	(167)	-	(183)
Reorganization items, net	(5,095)	-	(7,612)	-
Net loss	(12,012)	(6,040)	(17,438)	(15,662)
Other comprehensive income:
Net unrealized gains on marketable securities	-	2	-	8
Comprehensive loss	$(12,012)	$(6,038)	$(17,438)	$(15,654)

Basic and diluted net loss per common share	$(2.63)	$(1.46)	$(3.87)	$(3.80)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	4,560,682	4,124,259	4,505,838	4,124,132

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2015	4,450,994	$4	$219,319	$(213,591)	$5,732
Issuance of common stock to officer and directors	323,155	1	1,451	-	1,452
Issuance of common stock, net of issuance costs	7,147,035	7	10,125	-	10,132
Issuance of common stock in settlement of litigation	160,933	-	-	-	-
Issuance of warrants in connection with acquisition of licenses	-	-	244	-	244
Conversion of notes payable and related accrued interest and fees to common stock	2,350,480	2	3,385	-	3,387
Beneficial conversion feature	-	-	484	-	484
Stock-based compensation expense	-	-	4	-	4
Comprehensive loss	-	-	-	(17,438)	(17,438)
Balances at June 30, 2016	14,432,597	$14	$235,012	$(231,029)	$3,997

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(17,438)	$(15,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	91
Gain on lease termination	(227)	-
Noncash interest expense	46	111
Financing derivative	-	138
Reorganization items related to debtor-in-possession financing	1,627	-
Amortization of premium on marketable securities	-	123
Stock based compensation expense	4	642
Modification of stock options related to executive retirement	-	389
Modification of stock options related to restructuring activities	-	463
Issuance of warrants in connection with acquisition of licenses	244	-
Issuance of common stock to officer and directors	1,452	-
Changes in operating assets and liabilities:		-
Prepaid expenses and other assets	915	554
Accounts payable	4,574	(493)
Accrued expenses	112	(1,208)
Deferred rent	-	(3)
Liabilities subject to compromise	(327)	-
Net cash used in operating activities	(8,960)	(14,855)

Investing activities:
Purchase of marketable securities	-	(3,703)
Proceeds from maturities of marketable securities	-	26,471
Purchases of property and equipment	-	(125)
Changes in restricted cash	134	-
Net cash provided by investing activities	134	22,643

Financing activities:
Net proceeds from issuance of common stock	10,132	-
Net proceeds from convertible notes payable	2,198	-
Principal payments under notes payable	-	(2,589)
Net cash provided by (used in) financing activities	12,330	(2,589)

Net increase in cash and cash equivalents	3,504	5,199
Cash and cash equivalents, beginning of period	8,431	10,923
Cash and cash equivalents, end of period	$11,935	$16,122

Supplemental cash flow disclosure:
Cash paid for interest	$-	$442
Supplemental disclosure of non-cash investing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$3,387	$-
Issuance of warrants in connection with acquisition of licenses	$244	$-
Issuance of common stock to officer and directors	$1,452	$-
Issuance of notes payable to vendors	$1,218	$-

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

Liquidity and Going Concern

The Company has incurred significant losses and had an accumulated deficit of $231.0 million as of June, 2016.  The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG (“Novartis”) and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis when needed, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $9.5 million at June 30, 2016 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Plan became effective on June 30, 2016 (the “Effective Date”) and the Company emerged from its Chapter 11 bankruptcy proceedings. In connection with such emergence, the Company consummated the transactions and other items described below.

•	Pursuant to the SPA and in repayment of its obligations under the Credit Agreement, the Company issued an aggregate of 9,497,515 shares of its common stock to the DIP Lenders.
•	The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed in Note 12 below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of June 30, 2016, 160,933 shares of common stock related to this settlement stipulation had been issued. The remaining 166,675 shares had not been issued and are therefore excluded from shares issued and outstanding. The remaining shares were issued in the third quarter.
•	The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of June 30, 2016, no shares related to this settlement stipulation had been issued and are therefore excluded from shares issued and outstanding. The shares were issued in the third quarter.
•	The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of June 30, 2016, no shares related to this settlement stipulation had been issued and are therefore excluded from shares issued and outstanding. The shares were issued in the third quarter.
•	The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of June 30, 2016, Management does not believe the issuance of additional common stock for any such claims is probable. As such, no accrual has been made in the Condensed Consolidated Financial Statements.
•	The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.

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

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 16, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the claimants. See Note 12 for additional information on this matter and settlement.  Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $250,000 to the claimants. See Note 12 for additional information on this matter and settlement.  As of December 31, 2015, the Company recorded an obligation in Additional paid-in capital to issue the related shares totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. Excluding these stipulated claims, all other proofs of claim amount to approximately $5.1 million. As of December 31, 2015, the Company recorded a liability of approximately $4.5 million, which represents its estimate of the amount expected to be allowed by the Bankruptcy Court, in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. In addition, the Company also had liabilities related to accrued compensation and deferred rent, totaling approximately $0.4 million, included in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets, as of December 31, 2015. As of June 30, 2016, the Company has emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of June 30, 2016, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net in the accompanying Condensed Consolidated Statement of Operations and Consolidated loss for the three months ended March 31, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and will expire in March 2017.

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

As of June 30, 2016, approximately $1.3 million in claims remain subject to review by the Bankruptcy Court. The Company intends to file objections to these claims. As of June 30, 2016, the Company has recorded $260,000 and $125,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

Bankruptcy Related Financing Arrangements

On April 1, 2016,  the Company entered into the Credit Agreement with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3,000,000 (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $191,000 (the “Upfront Fee”) and required the payment by the Company to the Lenders of a commitment fee equal to $150,000 (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to the Company’s plan of reorganization, the payment of certain fees and expenses owed to the Agent and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

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

The Company records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the fair value of the underlying common stock at the commitment date of the note transaction exceeding the effective conversion price embedded in the note. The Company evaluated the Credit Agreement for beneficial conversion features and calculated a value of approximately $484,000, all of which was expensed as of the Effective Date.

In conjunction with the Credit Agreement, during the three and six month periods ended June 30, 2016, the Company incurred the following expenses which have been charged to Reorganization items, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss :

	Three months ended	Six months ended
(in thousands)	June 30, 2016	June 30, 2016
Upfront fee	$191	$191
Commitment fee	150	150
Beneficial conversion feature	484	484
Legal fees	802	802
Total credit agreement expense	$1,627	$1,627

 On April 1, 2016, the Company also entered into the SPA with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11,000,000 (the “Exit Financing”) plus an exit financing commitment fee of $770,000 payable by the Company to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

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

Under the terms of the SPA, the Company is required to use commercially reasonable efforts to cause a registration statement registering the resale by the Purchasers of the shares issuable under the SPA to be declared effective by the SEC no later than December 27, 2016.  The Company is obligated to keep the registration statement effective until all of the shares issued pursuant to the SPA are eligible for resale by the Purchasers without volume restrictions under an exemption from registration under the Securities Act. If the registration statement has not been declared effective by December 27, 2016 and any of the shares issued pursuant to the SPA are not eligible to be sold under Rule 144, then during each subsequent thirty day period (or portion thereof) until the registration statement is declared effective, the Company agrees to issue additional shares of common stock to the Purchasers in an amount equivalent to 10.0% of the shares originally purchased under the SPA that are then held by the Purchasers.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. For the six months ended June 30, 2016, the Company paid approximately $0.3 million related to Liabilities subject to compromise and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination, as discussed above, previously included in Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise totaling approximately $2.8 million, $0.8 and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the three and six month periods ended June 30, 2016, Reorganization items, net consisted of the following charges:

	Three months ended	Six months ended
(in thousands)	June 30, 2016	June 30, 2016
Legal fees	$2,040	$4,556
Professional fees	728	956
Debtor-in-possession financing costs	1,143	1,143
Beneficial conversion on debtor-in-possession financing	484	484
Fair value of shares issued to officer and directors for service in bankruptcy	700	700
Gain on lease termination	-	(227)
Total reorganization items, net	$5,095	$7,612

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2016	2015
Options to purchase common stock	388,437	491,072
Restricted stock units	3,750	3,750
ESPP contributions to purchase common stock	—	750
Warrants to purchase common stock	331,193	11,067
	723,380	506,639

5. Investments

At June 30, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$70	$—	$—	$70
Total investments	$70	$—	$—	$70

Reported as:
Cash and cash equivalents				$11
Restricted cash, long-term				59
Total investments				$70

At December 31, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$196	$—	$—	$196
Total investments	$196	$—	$—	$196

Reported as:
Cash and cash equivalents				$3
Restricted cash, long-term				193
Total investments				$196

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$70	$—	$—	$70
Total assets measured at fair value	$70	$—	$—	$70

	Fair Value Measurements as of
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$196	$—	$—	$196
Total assets measured at fair value	$196	$—	$—	$196

In 2014, the Company recorded a financing derivative liability resulting from an embedded derivative related to the prepayment feature of its loan and security agreement with MidCap Financial SBIC LP, which was entered into by the Company in September 2012 and subsequently amended (the “Loan and Security Agreement”). At June 30, 2015, the Company re-measured the financing derivative liability as $227,000, resulting in a loss of $135,000 and $138,000 for the three and six month periods ended June 30, 2015.  The loss is included in Other expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The fair value of this derivative was determined using Level 3 inputs, or significant unobservable inputs. The value of the financing derivative was determined by comparing the difference between the fair value of the notes payable with and without the financing derivative by calculating the respective present values from future cash flows using a 14% discount rate, adjusted for the probability of the occurrence of an event of default under the Loan and Security Agreement. The 14% discount rate assumption was based on an effective borrowing rate under the current circumstances considering the quoted borrowing rate for the Company and the imputed fair value of any additional financial instruments that may be required to be extended to the lender in order to obtain such debt financing. The probability of the occurrence of an event of default under the Loan and Security Agreement was based on management’s judgment.  Refer to Note 7 for additional details regarding the Loan and Security Agreement.

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 Liabilities
(in thousands)
Balance as of December 31, 2014	$89
Loss on re-measurement of the financing derivative liability	3
Balance as of March 31, 2015	92
Loss on re-measurement of the financing derivative liability	135
Balance as of June 30, 2015	227
Loss on re-measurement of the financing derivative liability	114
Balance as of September 30, 2015	341
Loan payoff	(341)
Balance as of December 31, 2015, March 31, 2016 and June 30, 2016	$—

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

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes to the Company’s contractual obligations from those set forth in the 2015 Annual Report.

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

A summary of stock option activity for the three and six months ended June 30, 2016 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2015	465,401	$19.29
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	(3,416)	5.86
Cancelled (expired)	(63,997)	33.51
Outstanding at March 31, 2016	397,988	$17.12
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	—	—
Cancelled (expired)	(9,551)	12.39
Outstanding at June 30, 2016	388,437	$17.23

There were no options granted or exercised during the six months ended June 30, 2016. In addition, 3,750 restricted stock units were outstanding as of June 30, 2016.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2016	2015	2016	2015
General and administrative	$1	$187	$2	$329
Research and development	1	150	2	313
	$2	$337	$4	$642

During the three months ended June 30, 2015, the Company recorded charges of $48,000 relating to the fair value of stock options that were modified due to restructuring activities, and classified them as General and administrative expenses. Further, during the six months ended June 30, 2015, the Company recorded charges of $389,000 and $463,000 relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $468,000 and $384,000 as General and administrative expenses and Research and development expenses, respectively.

On May 24, 2016, the board of directors approved a one-time equity award (the “Equity Award”) to each of Cameron Durrant, Ronald Barliant and David Moradi. On June 30, 2016, in accordance with the Plan, the Company issued an aggregate of 323,155 shares of common stock under the Equity Award.  The Company recorded a charge of $1.4 million representing the fair value of the shares issued and classified $0.7 million and $0.7 million as Reorganization items, net and General and administrative expenses, respectively.

At June 30, 2016, the Company had $21,000 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3 years.

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

A summary of the activity is presented below:

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$—	$—	$1,185
Accrued	—	522	82	604
Paid	(479)	(257)	—	(736)
Balance as of March 31, 2015	706	265	82	1,053
Accrued	—	57	122	179
Paid	(135)	(142)	—	(277)
Balance as of June 30, 2015	571	180	204	955
Accrued	—	—	—	—
Adjustments	(78)	—	—	(78)
Paid	(493)	(148)	(136)	(777)
Balance as of September 30, 2015	—	32	68	100
Accrued	—	588	807	1,395
Paid	—	(620)	(864)	(1,484)
Balance as of December 31,2015	—	—	11	11
Accrued	—	—	—	—
Paid	—	—	—	—
Balance as of March 31, 2016 and June 30, 2016	$—	$—	$11	$11

As disclosed in Note 9, during the three months ended June 30, 2015, the Company recorded charges of $48,000 relating to the fair value of stock options that were modified due to restructuring activities, and classified them as general and administrative expenses. Further, during the six months ended June 30, 2015, the Company recorded charges of $389,000 and $463,000 relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $468,000 and $384,000 as General and administrative expenses and Research and development expenses, respectively.

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

As required by the MDC Agreement, on the Effective Date, the Company made payments to Savant totaling $2,687,500, consisting of the remaining portion of the Initial Payment less the deposit in the amount of $2,500,000, an initial monthly Joint Development Program Cost payment of $87,500, and reimbursement of Savant’s legal fees capped at $100,000. The MDC Agreement provides for milestone payments, including payments related to U.S. and foreign regulatory submissions of up to $21 million and certain other contingent payments.  Additionally, the Company will pay Savant royalties on any net sales of the Compound, which royalty would increase if a PRV is granted subsequent to regulatory approval of the Compound.  The MDC Agreement also provides that Savant is entitled to a portion of the amount the Company receives upon the sale, if any, of a PRV relating to the Compound.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, Equity, using a fair-value approach and  the provisions of ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.. The equity instruments are valued using the Black-Scholes valuation model. Measurement of share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and performance conditions are satisfied. The related expense is recognized as an expense over the term services are received. The Company determined the fair value of the Warrant to be approximately $670,000 and recorded expense of approximately $244,000 during the three months ended June 30, 2016, which is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company will continue to reevaluate the performance conditions and expected vesting of the warrants on a quarterly basis.

The Company has determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the three and six months ended June 30, 2016, the Company recorded $2,500,000 and $3,250,000, respectively, which includes an additional $250,000 payment made in 2015 to Savant, as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.  In addition, during the three and six months ended June 30, 2016, the Company recorded $87,500 and $262,500, respectively, in connection with the Joint Development Program and recorded $100,000 in legal fee reimbursement as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

12. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015. See Note 2 for additional information related to the bankruptcy.

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

We have incurred significant losses and had an accumulated deficit of $231.0 million as of June 30, 2016.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended June 30, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2015 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on September 1, 2016.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At June 30, 2016 we had an accumulated deficit of $231.0 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the three and six months ended June 30, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our lead product candidate benznidazole.  Accordingly, comparisons of our operations and results for the three and six months ended June 30, 2016 to our operations and results in the prior year periods may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2016 and 2015 and for the period from January1, 2008 to June 30, 2016:
	For the		For the
	Three Months Ended		Six Months Ended		For the Period from
	June 30,		June 30,		January 1, 2008 to
(in thousands)	2016	2015	2016	2015	June 30, 2016
External Costs
KB001	$-	$201	$5	$1,215	$33,761
Lenzilumab	39	(63)	116	250	40,619
Ifabotuzumab	31	1,469	146	3,480	36,985
Benznidazole	3,348	-	4,195	-	4,195
Internal costs	942	1,725	1,602	4,292	75,684
Total research and development	$4,360	$3,332	$6,064	$9,237	$191,244

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$4,360	$3,332	$1,028	31
General and administrative	2,511	2,299	212	9
Loss from operations	(6,871)	(5,631)	1,240	22
Interest expense	(46)	(252)	(206)	(82)
Interest income	-	10	(10)	(100)
Other expense, net	-	(167)	(167)	(100)
Reorganization items, net	(5,095)	-	5,095	100
Net loss	$(12,012)	$(6,040)	$5,972	99

Research and development expenses increased $1.0  million, from $3.3 million for the three months ended June 30, 2015 to $4.3 million for the three months ended June 30, 2016. The increase is due to the amounts paid to Savant for certain rights related to benznidazole, as well as the fair value of the warrant issued to Savant, all of which has been expensed as research and development expense.  These charges are partially offset by reductions in other spending due to the suspension of essentially all development projects until after our emergence from bankruptcy on June 30, 2016.

General and administrative expenses increased $0.2 million, from $2.3 million for the three months ended June 30, 2015 to $2.5 million for the three months ended June 30, 2016.  The increase is primarily due to the expense recorded related to the fair value of common stock issued to our CEO and two directors of $0.7 million, offset by a reduction in employee expenses related to the restructuring activities that took place primarily in the last quarter of 2015 resulting in a decrease of approximately 70% of our workforce.

Reorganization items, net, were $5.1 million for the three months ended June 30, 2016 compared to none for the three months ended June 30, 2015.  Reorganization items, net relate to amounts incurred during the quarter related to the bankruptcy plan, including legal fees of $2.1 million, $0.7 million in professional fees, $0.7 million related to the fair value of common shares issued to our CEO and two directors for their services in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing and $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing.

Interest expense of $0.3 million recognized for the three months ended June 30, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015. Interest expense of $46,000 recognized for the three months ended June 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Interest income and Other expense, net, for the three months ended June 30, 2015 primarily consist of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments. There was no Interest income or Other expense, net, for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$6,064	$9,237	$(3,173)	(34)
General and administrative	3,716	5,736	(2,020)	(35)
Loss from operations	(9,780)	(14,973)	(5,193)	(35)
Interest expense	(46)	(532)	(486)	(91)
Interest income	-	26	(26)	(100)
Other expense, net	-	(183)	(183)	(100)
Reorganization items, net	(7,612)	-	7,612	100
Net loss	$(17,438)	$(15,662)	$1,776	11.34

Research and development expenses decreased $3.2 million, from $9.2 million for the six months ended June 30, 2015 to $6.0 million for the six months ended June 30, 2016. The decrease is due to the suspension of essentially all development projects until after our emergence from bankruptcy on June 30, 2016. The decrease is partially offset by the amounts paid to Savant for certain rights relating to benznidazole, as well as the fair value of the warrant issued to Savant, all of which has been expensed as research and development expense.

General and administrative expenses decreased $2.0 million, from $5.7 million for the six months ended June 30, 2015 to $3.7 million for the six months ended June 30, 2016 primarily due to the restructuring activities that took place primarily in the last quarter of 2015 resulting in a decrease of approximately 70% of our workforce, partially offset t by the expense recorded related to the fair value of common stock issued to our CEO and two directors of $0.7 million.

Reorganization items, net increased $7.6 million, from nil for the six months ended June 30, 2015 to $7.6 million for the six months ended June 30, 2016 due to the amounts incurred during the quarter related to the bankruptcy plan, including legal fees of $4.5 million, $1.0 million in professional fees, $0.7 million related to the fair value of common shares issue to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million.
.
Interest expense of $0.5 million recognized for the six months ended June 30, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015. Interest expense of $46,000 recognized for the three months ended June 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Interest income and Other expense, net, for the six months ended June 30, 2015 primarily consist of interest earned on our cash and cash equivalents, foreign currency gains and losses and realized gains and losses on the sale of investments. There was no Interest income or Other expense, net, for the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At June 30, 2016, we had cash and cash equivalents of $11.9 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(8,960)	$(14,855)
Net cash provided by investing activities	134	22,643
Net cash provided by (used in) financing activities	12,330	(2,589)
Net increase in cash and cash equivalents	$3,504	$5,199

Net cash used in operating activities was $9.0 million and $14.9 million for the six months ended June 30, 2016 and 2015, respectively. The primary use of cash in 2015 was to fund our operations related to the development of our product candidates in 2015 whereas the primary use of cash in 2016 was to fund our operations related to the bankruptcy plan. Cash used in operating activities of $9.0 million for the six months ended June 30, 2016 primarily related to our net loss of $17.4 million, adjusted for non-cash items, such as $1.6 million related to reorganization items related to the debtor-in-possession financing, $1.5 million related to the issuance of stock to our CEO and two directors, $0.2 million related to the issuance of warrants to Savant in connection with the acquisition of certain rights related to benznidazole license, $0.2 million related to a net gain on lease termination and net cash outflows of $5.3 million related to changes in operating assets and liabilities, primarily accounts payable and accrued expenses
.
 Net cash used in operating activities of $14.9 million for the six months ended June 30, 2015 primarily related to our net loss of $15.7 million, adjusted for non-cash items, such as $0.6 million of stock-based compensation expense, $0.9 million relating to the fair value of stock options that were modified due to executive retirement and restructuring activities and other non-cash items of $1.2 million related to changes in operating assets and liabilities.

Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2016, primarily related to the reduction in restricted cash related to the termination of our office lease in South San Francisco.  Net cash provided by investing activities was $22.6 million for the six months ended June 30, 2015, primarily related to proceeds from maturities of marketable securities of $26.5 million, partially offset by purchases of investments of $3.7 million.

Net cash provided by financing activities was $12.3 million for the six months ended June 30, 2016 related to the debtor-in-possession and equity bankruptcy financings. Net cash used in financing activities was $2.6 million for the six months ended June 30, 2015, and consisted primarily of payments on our borrowings.

In connection with our emergence from bankruptcy, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11 as well as to fund our current working capital needs. However, we will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation and in light of our inability to timely file this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30,2016 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our Chief Executive Officer and Interim Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO”, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2016, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, each of which relates to our limited number of accounting and financial reporting personnel and high levels of turnover in our personnel responsible for performing activities related to our internal control over financial reporting: (i) an inability to complete our financial statement close process in a timely and accurate manner; (ii) an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel; and (iii) a lack of technical competency in review and approval of financial reporting processes.

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

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on June 22, 2016).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).

4.1†	Common Stock Purchase Warrant, dated June 30, 2016, between the Registrant and Savant Neglected Diseases, LLC.

10.1
Debtor in Possession Credit and Security Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.2
Intellectual Property Security Agreement, dated April 1, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.3
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.4
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Black Horse Capital LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.5
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Cheval Holdings, Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.6
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Nomis Bay LTD (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.7
Securities Purchase Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.8
Corporate Governance Agreement, dated as of June 29, 2016, between the Registrant and Martin Shkreli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).

10.9†	Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use, dated as of June 30, 2016, between the Registrant and Savant Neglected Diseases, LLC.

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