Form 10-Q
period 2016-09-30
KALOBIOS PHARMACEUTICALS INC
filed 2016-11-10
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 9, 2016, there were 14,903,022 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,905	$8,431
Prepaid expenses and other current assets	1,806	1,963
Total current assets	4,711	10,394

Property and equipment, net	121	288
Restricted cash	101	193
Other assets	-	271
Total assets	$4,933	$11,146

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,481	$-
Accrued expenses	395	-
Total current liabilities	3,876	-
Liabilities subject to compromise	-	5,414
Notes payable to vendors	1,242	-
Total liabilities	5,118	5,414

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 85,000,000 shares authorized at September 30, 2016 and December 31, 2015; 14,903,022 and 4,450,994 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	15	4
Additional paid-in capital	235,352	219,319
Accumulated deficit	(235,552)	(213,591)
Total stockholders’ equity (deficit)	(185)	5,732
Total liabilities and stockholders’ equity (deficit)	$4,933	$11,146

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,741	$3,845	$7,805	$13,082
General and administrative	2,453	2,359	6,169	8,095
Total operating expenses	4,194	6,204	13,974	21,177

Loss from operations	(4,194)	(6,204)	(13,974)	(21,177)

Other (expense) income:
Interest expense	(30)	(223)	(76)	(755)
Interest income	-	3	-	29
Other income (expense), net	128	(176)	128	(359)
Reorganization items, net	(427)	-	(8,039)	-
Net loss	(4,523)	(6,600)	(21,961)	(22,262)
Other comprehensive income:
Net unrealized gains on marketable securities	-	-	-	8
Comprehensive loss	$(4,523)	$(6,600)	$(21,961)	$(22,254)

Basic and diluted net loss per common share	$(0.30)	$(1.60)	$(2.76)	$(5.40)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	14,879,519	4,124,026	7,950,826	4,124,096

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2015	4,450,994	$4	$219,319	$(213,591)	$5,732
Issuance of common stock to officer and directors	323,155	1	1,451	-	1,452
Issuance of common stock, net of issuance costs	7,147,035	7	10,125	-	10,132
Issuance of common stock in settlement of litigation	631,358	1	(1)	-	-
Issuance of warrants in connection with acquisition of licenses	-	-	272	-	272
Conversion of notes payable and related accrued interest and fees to common stock	2,350,480	2	3,385	-	3,387
Beneficial conversion feature	-	-	484	-	484
Stock-based compensation expense	-	-	317	-	317
Comprehensive loss	-	-	-	(21,961)	(21,961)
Balances at September 30, 2016	14,903,022	$15	$235,352	$(235,552)	$(185)

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(21,961)	$(22,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	144
Loss on disposal of property and equipment	-	39
Gain on lease termination	(227)	-
Noncash interest expense	46	164
Financing derivative	-	252
Reorganization items related to debtor-in-possession financing	1,627	-
Amortization of premium on marketable securities	-	130
Stock based compensation expense	317	913
Modification of stock options related to executive retirement	-	389
Modification of stock options related to restructuring activities	-	479
Issuance of warrants in connection with acquisition of licenses	272	-
Issuance of common stock to officer and directors	1,452	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	428	940
Accounts payable	3,537	(804)
Accrued expenses	(367)	(1,444)
Deferred rent	-	(9)
Liabilities subject to compromise	(3,153)	-
Net cash used in operating activities	(17,948)	(21,069)

Investing activities:
Purchase of marketable securities	-	(3,703)
Proceeds from maturities of marketable securities	-	33,371
Purchases of property and equipment	-	(136)
Proceeds from disposal of property and equipment	-	1
Changes in restricted cash	92	7
Net cash provided by investing activities	92	29,540

Financing activities:
Increase in restricted cash for notes payable	-	(8,291)
Net proceeds from issuance of common stock	10,132	-
Net proceeds from convertible notes payable	2,198	-
Principal payments under notes payable	-	(3,452)
Settlement of fractional shares upon reverse split	-	(1)
Net cash provided by (used in) financing activities	12,330	(11,744)

Net decrease in cash and cash equivalents	(5,526)	(3,273)
Cash and cash equivalents, beginning of period	8,431	10,923
Cash and cash equivalents, end of period	$2,905	$7,650

Supplemental cash flow disclosure:
Cash paid for interest	$-	$564
Supplemental disclosure of non-cash investing and financing activities:
Principal payments under notes payable from restricted cash	$-	$432
Conversion of notes payable and related accrued interest and fees to common stock	$3,387	$-
Issuance of warrants in connection with acquisition of licenses	$272	$-
Issuance of common stock to officer and directors	$1,452	$-
Issuance of notes payable to vendors	$1,212	$-

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

KaloBios Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing its Responsible Pricing Model in the commercialization of the Company’s product candidates that may be approved. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 11, the Company acquired certain worldwide rights to benznidazole on June 30, 2016.  The Company is developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia and potentially for the treatment of juvenile myelomonocytic leukemia, both of which are rare hematologic cancers with high unmet medical need. The Company is exploring partnering or developing another of its proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare and orphan diseases, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers (“PRV”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

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

Liquidity and Going Concern

The Company has incurred significant losses and had an accumulated deficit of $235.6 million as of September 30, 2016.  The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG (“Novartis”) and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis when needed, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $5.1 million at September 30, 2016 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Delisting of Common Stock

On January 13, 2016, the Company’s common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ. On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of the common stock, and the delisting was effective on February 5, 2016. On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of the Company’s common stock on the over-the-counter market reverted back to KBIO.

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

•	Pursuant to the SPA and in repayment of its obligations under the Credit Agreement, the Company issued an aggregate of 9,497,515 shares of its common stock to the DIP Lenders.
•	The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed in Note 12 below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of September 30, 2016, all of the shares of common stock related to this settlement stipulation had been issued.
•	The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of September 30, 2016, all of the shares related to this settlement stipulation had been issued.
•	The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of September 30, 2016, the shares related to this settlement stipulation had been issued.
•	The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of September 30, 2016, management does not believe the issuance of additional common stock for any such claims is probable. As such, no accrual has been made in the Condensed Consolidated Financial Statements.
•	The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of September 30, 2016, the Company has accrued $30,000 in interest expense related to these promissory notes.

Pre-Petition Claims

On February 29, 2016, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting April 1, 2016 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which non-government claims against the Company relating to the period prior to the commencement of the Company's Chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and that were not filed on or prior to the Bar Date are barred from participating in any distribution that may be made under the Plan.

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 15, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the claimants. See Note 12 for additional information on this matter and settlement.  Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $250,000 to an escrow account on behalf of the claimants. See Note 12 for additional information on this matter and settlement.  As of December 31, 2015, the Company recorded an obligation in Additional paid-in capital to issue the related shares totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. Excluding these stipulated claims, all other proofs of claim amount to approximately $5.1 million. As of December 31, 2015, the Company recorded a liability of approximately $4.5 million, which represents its estimate of the amount expected to be allowed by the Bankruptcy Court, in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. In addition, the Company also had liabilities related to accrued compensation and deferred rent, totaling approximately $0.4 million, included in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets, as of December 31, 2015. As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of September 30, 2016, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and will expire in March 2017.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company has until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements. Although the Bankruptcy Case remains open, other than with respect to certain matters relating to the implementation of the Plan, the administration of certain claims, or over which the Bankruptcy Court may have otherwise retained jurisdiction, the Company is no longer operating under the direct supervision of the Bankruptcy Court.  The Company anticipates that the Bankruptcy Case will be closed following the completion of the claims reconciliation process.

As of September 30, 2016, approximately $1.3 million in claims remain subject to review and reconciliation by the Company. The Company intends to file objections to these claims. As of September 30, 2016, the Company has recorded $258,000 and $124,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

In connection with the Company’s obligations under the Credit Agreement, the Company executed in favor of the Agent an Intellectual Property Security Agreement, dated as of April 1, 2016 (the “IP Security Agreement”). Under the terms of the IP Security Agreement, the Company pledged all of its intellectual property to the Agent for the ratable benefit of the Lenders, as collateral for its obligations under the Credit Agreement.

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

In conjunction with the Credit Agreement, during the nine month period ended September 30, 2016, the Company incurred the following expenses which have been charged to Reorganization items, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

Nine months ended
(in thousands)	September 30, 2016
Upfront fee	$191
Commitment fee	150
Beneficial conversion feature	484
Legal fees	802
Total credit agreement expense	$1,627

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

Under the terms of the SPA, the Company was required to use commercially reasonable efforts to cause a registration statement registering the resale by the Purchasers of the shares issuable under the SPA to be declared effective by the SEC no later than December 27, 2016.  The Company was obligated to keep the registration statement effective until all of the shares issued pursuant to the SPA are eligible for resale by the Purchasers without volume restrictions under an exemption from registration under the Securities Act. If the registration statement has not been declared effective by December 27, 2016 and any of the shares issued pursuant to the SPA are not eligible to be sold under Rule 144, then during each subsequent thirty day period (or portion thereof) until the registration statement is declared effective, the Company agrees to issue additional shares of common stock to the Purchasers in an amount equivalent to 10.0% of the shares originally purchased under the SPA that are then held by the Purchasers. On October 28, 2016, the SPA was amended to require the Company to file a registration statement by January 10, 2017 with effectiveness to be no later than March 31, 2017.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. For the nine months ended September 30, 2016, the Company paid approximately $3.2 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination, which as discussed above, were previously included in Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. As of September 30, 2016, approximately $0.6 million, $0.1 million and $1.2 million remain in Accounts payable, Accrued expenses and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the three and nine month periods ended September 30, 2016, Reorganization items, net consisted of the following charges:

	Three months ended	Nine months ended
(in thousands)	September 30, 2016	September 30, 2016
Legal fees	$224	$4,780
Professional fees	203	1,159
Debtor-in-possession financing costs	-	1,143
Beneficial conversion on debtor-in-possession financing	-	484
Fair value of shares issued to officer and directors for service in bankruptcy	-	700
Gain on lease termination	-	(227)
Total reorganization items, net	$427	$8,039

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2016	2015
Options to purchase common stock	2,036,117	527,120
Restricted stock units	3,750	3,750
ESPP contributions to purchase common stock	—	375
Warrants to purchase common stock	331,193	11,067
	2,371,060	542,312

5. Investments

At September 30, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

At December 31, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$196	$—	$—	$196
Total investments	$196	$—	$—	$196

Reported as:
Cash and cash equivalents				$3
Restricted cash, long-term				193
Total investments				$196

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

	Fair Value Measurements as of
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$196	$—	$—	$196
Total assets measured at fair value	$196	$—	$—	$196

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

The following table presents changes in financial instruments measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 Liabilities
(in thousands)
Balance as of December 31, 2014	$89
Loss on re-measurement of the financing derivative liability	3
Balance as of March 31, 2015	92
Loss on re-measurement of the financing derivative liability	135
Balance as of June 30, 2015	227
Loss on re-measurement of the financing derivative liability	114
Balance as of September 30, 2015	341
Loan payoff	(341)
Balance as of December 31, 2015, March 31, June 30 and September 30, 2016	$—

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

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of September 30, 2016, the Company has accrued $30,000 in interest related to these promissory notes.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes to the Company’s contractual obligations from those set forth in the 2015 Annual Report.

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

A summary of stock option activity for the three and nine months ended September 30, 2016 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2015	465,401	$19.29
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	(3,416)	5.86
Cancelled (expired)	(63,997)	33.51
Outstanding at March 31, 2016	397,988	$17.12
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	—	—
Cancelled (expired)	(9,551)	12.39
Outstanding at June 30, 2016	388,437	$17.23
Granted	1,678,022	3.38
Exercised	—	—
Cancelled (forfeited)	—	—
Cancelled (expired)	(30,342)	16.83
Outstanding at September 30, 2016	2,036,117	$5.82

The weighted average fair value of options granted during the three months ended September 30, 2016 was $2.41 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended September 30, 2016:

Three Months Ended September 30, 2016
Exercise price	$3.38
Market value	$3.38
Risk-free rate	1.41%
Expected term	6.0 years
Expected volatility	84.8%
Dividend yield	-

3,750 restricted stock units were outstanding as of September 30, 2016.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2016	2015	2016	2015
General and administrative	$273	$137	$275	$466
Research and development	40	134	42	447
	$313	$271	$317	$913

During the nine months ended September 30, 2015, the Company recorded charges of $389,000 and $479,000 related to the fair value of stock options that were modified due to executive retirement and restructuring activities, and classified $484,000 and $384,000, as general and administrative expenses and research and development expenses, respectively.

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

On September 13, 2016, the Company issued stock options to its Chief Executive Officer to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38, the closing price on the date of issuance.  The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016.

At September 30, 2016, the Company had $3.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.8 years.

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

A summary of the activity is presented below:

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$—	$—	$1,185
Accrued	—	522	82	604
Paid	(479)	(257)	—	(736)
Balance as of March 31, 2015	706	265	82	1,053
Accrued	—	57	122	179
Paid	(135)	(142)	—	(277)
Balance as of June 30, 2015	571	180	204	955
Accrued	—	—	—	—
Adjustments	(78)	—	—	(78)
Paid	(493)	(148)	(136)	(777)
Balance as of September 30, 2015	—	32	68	100
Accrued	—	588	807	1,395
Paid	—	(620)	(864)	(1,484)
Balance as of December 31,2015	—	—	11	11
Accrued	—	—	—	—
Paid	—	—	—	—
Balance as of March 31, June 30 and September 30, 2016	$—	$—	$11	$11

As disclosed in Note 9, during the nine months ended September 30, 2015, the Company recorded stock based compensation expense of $479,000 related to the fair value of stock options of former employees which were modified such that they did not expire upon termination. The Company classified $95,000 and $384,000 as general and administrative expenses and research and development expenses, respectively.

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

As of September 30, 2016, the Company reevaluated the performance conditions and expected vesting of the Warrant, revalued them and determined the revised fair value to be approximately $518,000 and recorded expense of approximately $28,000 during the three months ended September 30, 2016. The Company will continue to reevaluate the performance conditions and expected vesting of the Warrant on a quarterly basis until all performance conditions have been met.

Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

The Company has determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the nine months ended September 30, 2016, the Company recorded $3,250,000, which includes an additional $250,000 payment made in 2015 to Savant, as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.  In addition, during the nine months ended September 30, 2016, the Company recorded $262,500 in connection with the Joint Development Program and recorded $100,000 in legal fee reimbursement as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

12. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015. See Note 2 for additional information related to the bankruptcy.

Securities Class Action Litigation

On December 18, 2015, a putative class action lawsuit (captioned Li v. KaloBios Pharmaceuticals, Inc. et al., 5:15-cv-05841-EJD) was filed against the Company in the United States District Court for the Northern District of California (the “Class Action Court”), alleging violations of the federal securities laws by the Company, Herb Cross and Martin Shkreli, the Company’s former Chairman and Chief Executive Officer. On December 23, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Sciabacucchi v. KaloBios Pharmaceuticals, Inc. et al., 3:15-cv-05992-CRB), similarly alleging violations of the federal securities laws by the Company and Mr. Shkreli. On December 31, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Isensee v. KaloBios Pharmaceuticals, Inc. et al., Case No. 15-cv-06331-EJD) also alleging violation of the federal securities laws by the Company, a former officer and Mr. Shkreli. On April 18, 2016, an amended complaint was filed in the Isensee suit, adding Herb Cross and Ronald Martell as defendants. On April 28, 2016, the Class Action Court consolidated these cases (the “Securities Class Action Litigation”) and appointed certain plaintiffs as the lead plaintiffs. The lead plaintiffs in the Securities Class Action Litigation were seeking damages of $20.0 million on behalf of all the affected members of the class represented in the Securities Class Action Litigation, (the “Securities Class Action Members”).

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”). Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration. The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration. Such Securities Class Action Members, to the extent they properly exclude themselves from the Securities Class Action Settlement and have timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims. Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of the Company’s common stock that was issued and outstanding when the Company’s bankruptcy case was filed. Such claims are also subject to the Company’s objection or other response.

The Company’s agreement to the Securities Class Action Settlement was not in any way an admission of the Company’s wrongdoing or liability. As of September 30, 2016, the 300,000 shares have been issued and the $250,000 payment has been made.

PIPE Litigation

On January 7, 2016, certain investors (the “PIPE Claimants”) commenced an adversary proceeding (captioned Gregory Rea, et al. v. KaloBios Pharmaceuticals, Inc., Adv. Pro. No. 16-50001 (LSS)) in the Bankruptcy Court against the Company alleging implied trust theories, breach of contract, fraud and violations of the federal securities laws in connection with the PIPE Claimants’ purchase of the Company’s common stock in the Private Placement (the “PIPE Litigation”). The PIPE Claimants also raised certain other objections to the Company’s bankruptcy proceeding. The PIPE Claimants sought an aggregate total of approximately $6.9 million in damages.

On May 9, 2016, the Bankruptcy Court entered an order approving a settlement stipulation between the Company and the PIPE Claimants (the “Settlement Stipulation”). Under the Settlement Stipulation, in connection with the effectiveness of the Plan, and per the terms of the Settlement Stipulation, the Company became obligated to issue 327,608 shares to the PIPE Claimants and make a payment of $250,000 to the PIPE Claimants for the purpose of satisfying expenses related to the PIPE Litigation.  As of September 30, 2016, the 327,608 shares have been issued and the $250,000 payment has been made.

Claim by Marek Biestek

Marek Biestek was a director of the Company who, while not a plaintiff in the above described PIPE Litigation, filed a proof of claim alleging damages from the PIPE transaction and filed an objection to the confirmation of the Plan. To resolve his objection to the Plan and his proof of claim, the Company settled with him individually by issuing him 3,750 additional shares of common stock. Mr. Biestek, as a former director of the Company, was excluded from the Securities Class Action Members and therefore received nothing from the Securities Class Action Litigation.

As of December 31, 2015, the Company recorded an obligation in stockholders’ equity to issue the shares related to all of the above claims that totals approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheet.  As of September 30, 2016, all of the above claims have been satisfied and shares issued.

13. Subsequent Events

On October 28, 2016, the Company signed an amendment to the SPA (as more fully described in Note 2), the effect of which was to change the requirement for causing a registration statement to be declared effective by December 27, 2016 to now require the Company to file a registration statement by January 10, 2017, with effectiveness to be no later than March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our intent to in-license or acquire additional product candidates; our opportunity to benefit from various regulatory incentives and the application of our Responsible Pricing Model; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of profitability and the immediate need to raise additional capital to operate our business; and
•	the uncertainties inherent in the development and launch of any new pharmaceutical product;
•	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;
•	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates and to qualify for or benefit from various regulatory incentives;
•	the scope and validity of intellectual property and other competitive protection for our drug candidates;
•	our ability to identify, in-license and acquire additional product candidates or to form partnerships for the sale, licensing, collaborative development or marketing of our existing product candidates;
•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials; and
•	the success of any product.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this Form 10-Q are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing our Responsible Pricing Model in the commercialization of our products that may be approved. Our lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. We are developing one of our proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring partnering or development of another of our proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain solid and hematologic cancers. With a focus on neglected, rare and orphan diseases, we believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, or PRVs, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Upon regulatory approval of any of our products, we intend to apply our Responsible Pricing Model, which focuses on affordability for patients and payers, transparency for all stakeholders, and delivery of a reasonable return in recognition of the risks we are taking in our development efforts.

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease. We believe it is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA, for use in the United States. On June 30, 2016, we acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole.  We believe benznidazole as a treatment for Chagas disease could qualify for priority review and potentially other FDA regulatory incentives, and to receive a PRV if FDA approves the drug for marketing.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine for the growth of certain hematologic malignancies and solid tumors. Consistent with our strategic focus on neglected and rare diseases, in July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. We also plan to assess interim data from the lenzilumab CMML Phase I study to determine the feasibility of rapidly commencing a Phase I study in JMML patients, where there is a very high unmet medical need and no FDA-approved therapies.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating both solid tumors and hematologic malignancies. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies and are evaluating whether to conduct further studies of ifabotuzumab in rare solid tumors such as glioblastoma, other brain cancers in children and rare hematologic cancer indications, or to partner it.

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

We have incurred significant losses and had an accumulated deficit of $235.6 million as of September 30, 2016.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

We will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that in the future we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or on acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended September 30, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of the Company’s common stock on the over-the-counter market reverted back to KBIO.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, valuation of financing derivative, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2015 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on September 1, 2016.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At September 30, 2016 we had an accumulated deficit of $235.6 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the six months ended June 30, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our lead product candidate benznidazole.  In addition, our operations during the three months ended September 30, 2016 included further reorganization expenses and our development programs have changed substantially from the same period in 2015.  Accordingly, comparisons of our operations and results for the three and nine months ended September 30, 2016 to our operations and results in the prior year periods may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
External Costs
KB001	$5	$47	$10	$1,262
Lenzilumab	99	68	215	318
Ifabotuzumab	30	2,131	176	5,611
Benznidazole	829	-	5,024	-
Internal costs	778	1,599	2,380	5,891
Total research and development	$1,741	$3,845	$7,805	$13,082

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$1,741	$3,845	$(2,104)	(55)
General and administrative	2,453	2,359	94	4
Loss from operations	(4,194)	(6,204)	(2,010)	(32)
Interest expense	(30)	(223)	(193)	(87)
Interest income	-	3	(3)	(100)
Other income (expense), net	128	(176)	(304)	(173)
Reorganization items, net	(427)	-	427	100
Net loss	$(4,523)	$(6,600)	$(2,077)	(31)

Research and development expenses decreased $2.1 million, from $3.8 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016. The decrease is primarily due to the cessation of development work for ifabotuzumab, a reduction in internal costs related to the restructuring program in the fourth quarter of 2015, offset partially by an increase in costs related to the development of benznidazole.

General and administrative expenses increased $94,000.  The increase is primarily due to an increase in legal, accounting and audit fees associated with the work related to becoming current with our SEC filings, offset by a decrease in personnel expenses related to the restructuring activities that took place primarily in the last quarter of 2015 resulting in a decrease of approximately 70% of our workforce and a reduction in facilities expense due to the move from the old office and laboratory space to the new offices.

Reorganization items, net, were $0.4 million for the three months ended September 30, 2016 compared to none for the three months ended September 30, 2015.  Reorganization items, net relate to amounts incurred during the quarter related to the Plan, including legal fees of $0.2 million and $0.2 million in other professional fees.

Interest expense of $0.2 million recognized for the three months ended September 30, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015. Interest expense of $30,000 for the three months ended September 30, 2016 relates to the promissory notes issued to certain vendors in accordance with the Plan.

Other income (expense), net for the three months ended September 30, 2016 primarily consisted of foreign currency gains related to the payment of bankruptcy liabilities in foreign currencies. Other income (expense), net for the three months ended September 30, 2015 primarily consisted of foreign currency losses and realized gains and losses on the sale of investments.

Comparison of Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$7,805	$13,082	$(5,277)	(40)
General and administrative	6,169	8,095	(1,926)	(24)
Loss from operations	(13,974)	(21,177)	(7,203)	(34)
Interest expense	(76)	(755)	(679)	(90)
Interest income	-	29	(29)	(100)
Other income (expense), net	128	(359)	(487)	(136)
Reorganization items, net	(8,039)	-	8,039	100
Net loss	$(21,961)	$(22,262)	$(301)	(1)

Research and development expenses decreased $5.3 million, from $13.1 million for the nine months ended September 30, 2015 to $7.8 million for the nine months ended September 30, 2016. The decrease is due to the suspension of essentially all development projects until after our emergence from bankruptcy on June 30, 2016. The decrease is partially offset by the amounts paid to Savant for certain rights relating to benznidazole, as well as the fair value of the warrant issued to Savant, all of which has been expensed as research and development expense.

General and administrative expenses decreased $1.9 million, from $8.1 million for the nine months ended September 30, 2015 to $6.2 million for the nine months ended September 30, 2016, primarily due to the restructuring activities that took place mostly in the last quarter of 2015 resulting in a decrease of approximately 70% of our workforce, partially offset  by the expense recorded related to the fair value of common stock issued to our CEO and two directors of $0.7 million and an increase in legal, accounting and audit fees associated with the work related to becoming current with our SEC filings.

Reorganization items, net increased $8.0 million, from zero for the nine months ended September 30, 2015 to $8.0 million for the nine months ended September 30, 2016 due to the amounts incurred related to the Plan, including legal fees of $4.8 million, $1.1 million in other professional fees, $0.7 million related to the fair value of common shares issue to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million.

Interest expense of $0.8 million recognized for the nine months ended September 30, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015. Interest expense of $76,000 recognized for the nine months ended September 30, 2016 is comprised of $46,000 related to the debtor-in-possession financing entered into on April 1, 2016 and $30,000 related to the promissory notes issued to certain vendors in accordance with the Plan.

Other income (expense), net for the nine months ended September 30, 2016 primarily consisted of foreign currency gains related to the payment of bankruptcy liabilities in foreign currencies. Other income (expense), net for the nine months ended September 30, 2015 primarily consisted of foreign currency gains and losses and realized gains and losses on the sale of investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At September 30, 2016, we had cash and cash equivalents of $2.9 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(17,948)	$(21,069)
Net cash provided by investing activities	92	29,540
Net cash provided by (used in) financing activities	12,330	(11,774)
Net decrease in cash and cash equivalents	$(5,526)	$(3,273)

Net cash used in operating activities was $17.9 million and $21.1 million for the nine months ended September 30, 2016 and 2015, respectively. The primary use of cash in 2015 was to fund our operations related to the development of our product candidates, whereas the primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $17.9 million for the nine months ended September 30, 2016 primarily related to our net loss of $21.8 million, adjusted for non-cash items, such as $1.6 million related to reorganization items related to the debtor-in-possession financing, $1.5 million related to the issuance of stock to our CEO and two directors, $0.3 million related to the issuance of warrants to Savant in connection with the acquisition of certain rights related to the benznidazole license, $0.2 million related to a net gain on lease termination, other non-cash items of $0.4 million and net cash outflows of $0.3 million related to changes in operating assets and liabilities, primarily Liabilities subject to compromise, Accounts payable and Accrued expenses.

 Net cash used in operating activities of $21.1 million for the nine months ended September 30, 2015 primarily related to our net loss of $22.3 million, adjusted for non-cash items such as $0.9 million of stock-based compensation expense, $0.9 million relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, depreciation and amortization of $0.1 million, noncash expense related to interest and the financing derivative of $0.4 million and other adjustments of $0.2 million, offset by  net cash outflows of $1.3 million related to changes in operating assets and liabilities.

Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2016, primarily related to the reduction in restricted cash related to the termination of our office lease in South San Francisco.  Net cash provided by investing activities was $29.5 million for the nine months ended September 30, 2015, primarily related to proceeds from maturities of marketable securities of $33.4 million partially offset by purchases of investments of $3.7 million.

Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2016 related to the debtor-in-possession and bankruptcy-related equity financings. Net cash used in financing activities was $11.7 million for the nine months ended September 30, 2015 relating to an increase in restricted cash of $8.3 million relating to notes payable obligations and $3.4 million relating to the payments on our borrowings.

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

We are pursuing efforts to raise additional capital from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern.

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. Although our common stock is listed for quotation on the OTC Pink marketplace operated by OTC Markets Group, Inc., trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our Chief Executive Officer and Interim Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2016, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, each of which relates to our limited number of accounting and financial reporting personnel and high levels of turnover in our personnel responsible for performing activities related to our internal control over financial reporting: (i) an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel; and (ii) a lack of technical competency in review and approval of financial reporting processes.

During the quarter ended September 30, 2016, we retained a new controller and other highly qualified accounting support staff and implemented certain other remedial measures, including the implementation of a formal closing procedure.  Based on these actions, among others, our management believes it has successfully remediated our previously reported material weakness relating to our inability to complete our financial statement close process in a timely and accurate manner. During the fourth quarter of 2016, our management intends to work to remediate the material weaknesses identified above, which will include the review and implementation of improvements to the segregation of duties as well as the review and implementation of improvements to the review and approval of financial reporting processes.

Despite the existence of the material weaknesses above, we believe that our Condensed Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2016, the Plan became effective and the Company emerged from its Chapter 11 bankruptcy proceedings. Pursuant to the Plan, the Company consummated the transactions described below in the three months ended September 30, 2016.

•	On various dates between July 1, 2016 and August 30, 2016, the Company issued 166,675 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with a settlement stipulation. The Company was obligated to issue a total of 327,608 shares of common stock to such plaintiffs, and 160,933 shares were previously issued on June 30, 2016 in partial satisfaction of such obligation.
•	On July 5, 2016, the Company issued 300,000 shares of common stock to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer.
•	On July 13, 2016, the Company issued 3,750 shares of common stock to a former director in satisfaction of claims against the Company.

The common stock was issued under the Plan pursuant to an exemption from the registration requirements of the Securities Act under Section 1145 of the Bankruptcy Code, Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder. Please see the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding the Plan, the settlement stipulation and the class action litigation.

Item 6.	Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: November 10, 2016	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ David L. Tousley
David L. Tousley
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

10.1
Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on October 14, 2016).

10.2	Employment Agreement, dated as of September 13, 2016, by and between the Company and Cameron Durrant, MD.

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

_____________________

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