Form 10-Q/A
period 2016-06-30
KALOBIOS PHARMACEUTICALS INC
filed 2016-12-30
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

KaloBios Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Quarterly Report”), which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on September 23, 2016. The purpose of this Amendment is to refile Exhibit 10.9, which was originally filed with the Quarterly Report, without redaction to certain sections of Exhibit 10.9 in response to comments provided by the staff of the SEC relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.9.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Quarterly Report or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Quarterly Report.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.9, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALOBIOS PHARMACEUTICALS, INC.

Date: December 30, 2016	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2016	By:	/s/ David L. Tousley
David L. Tousley
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

3

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

4.1†#	Common Stock Purchase Warrant, dated June 30, 2016, between the Registrant and Savant Neglected Diseases, LLC.

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

4

32.1**#	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2**#	Certification by the Interim Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Previously filed or furnished, as applicable.
**
The Certifications attached as Exhibits 32.1 and 32.2 that accompanies the Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KaloBios Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

5