Form 10-K
period 2016-12-31
KALOBIOS PHARMACEUTICALS INC
filed 2017-03-09
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2016 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35798

KALOBIOS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	77-0557236 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2016, was approximately $24,417,832 based on the closing price of $4.49 of the Common Stock of the registrant as reported on the OTC Pink marketplace operated by OTC Markets Group, Inc. on such date.  As of March 7, 2017, there were 14,977,397 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

KaloBios Pharmaceuticals, Inc.
Form 10-K

Item 16.	Form 10-K Summary	89

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our intent to in-license or acquire additional product candidates; our opportunity to benefit from various regulatory incentives and the application of our Responsible Pricing Model; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•
our lack of revenues, history of operating losses, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to complete the clinical trials that we have initiated or plan to initiate, and continue as a going concern;

•	our ability to execute our strategy and business plan;
•	our ability to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the availability of a 505(b)(2) development pathway for the potential approval by FDA of our benznidazole candidate as a treatment for Chagas disease remaining acceptable to FDA in the future;
•	the fact that a 505(b)(2) pathway does not assure a product candidate will be deemed safe or effective, or that FDA approval will be obtained;
•
the requirement that we be first to receive FDA approval for benznidazole as a treatment for Chagas disease as a prerequisite to our ability to apply for or receive a Priority Review Voucher in respect of that candidate;

•	the potential timing and outcomes of clinical studies of benznidazole, lenzilumab, ifabotuzumab or any other product candidates and the uncertainties inherent in clinical testing;
•	the commercial viability of our proposed drug pricing program;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	our ability to successfully progress, partner or complete further development of our programs;
•	our ability to identify and develop additional products;
•	our ability to attain market exclusivity or to protect our intellectual property;
•	competition; and
•
changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives at the center of our strategy, or the imposition of regulations that affect our products.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing our Responsible Pricing Model in the commercialization of our products that may be approved. Our lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. We are developing one of our proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring partnering opportunities to enable development of ifabotuzumab (another of our proprietary monoclonal antibodies, formerly known as KB004), for the potential treatment of serious pulmonary conditions and certain rare solid and hematologic cancers and KB001-A which was being developed for the treatment of lung infections related to cystic fibrosis.  With a focus on neglected, rare and orphan diseases, we believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, or PRVs, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Upon regulatory approval of any of our products, we intend to apply our Responsible Pricing Model, which focuses on affordability for patients and payers, transparency for all stakeholders, and delivery of a reasonable return in recognition of the risks we are taking in our development efforts.

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease and we believe is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA, for use in the United States. On June 30, 2016, we acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole.  We believe benznidazole as a treatment for Chagas disease could qualify for priority review and potentially other FDA regulatory incentives, and to receive a PRV if FDA approves the drug for marketing. Having met face-to-face with FDA in December, 2016, we intend to submit an Investigational New Drug (IND) application for benznidazole to FDA under the 505(b)(2) regulatory pathway during the first half of 2017.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine for the growth of certain hematologic malignancies and solid tumors and may be implicated in other serious conditions. Consistent with our strategic focus on neglected and rare diseases, in July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  We may assess interim data from the lenzilumab CMML Phase I study to determine the feasibility of rapidly commencing a Phase I study in JMML patients, or explore progressing directly with the JMML Phase I study. JMML is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating serious pulmonary conditions, as well as solid tumors and hematologic malignancies. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies and are evaluating partnering opportunities for ifabotuzumab.

We also have an additional drug candidate, KB001-A, a recombinant, PEGylated, anti‑Pseudomonas PcrV high‑affinity Fab antibody that we are no longer developing, but which is being considered for partnering.

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

Our Strategy

We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases and using our Responsible Pricing Model for our products that may be approved, with an ancillary interest in pediatric conditions. We plan to achieve our objectives through the following strategies, which we believe reflect an innovative and responsible business model that differentiates our approach from more traditional approaches used by drug development companies:

•
Develop and support the commercialization of benznidazole for the treatment of the neglected Chagas disease.  We believe that benznidazole as a treatment for Chagas disease is a model opportunity to deliver on our strategy to provide treatments for patients with neglected and rare diseases. Chagas disease affects an estimated 8 to10 million people globally, including approximately 300,000 or more people in the United States according to U.S. Centers for Disease Control and Prevention, or CDC, and is responsible for an estimated 12,500 annual global deaths. Nevertheless, there are currently no approved drugs in the United States for the treatment of Chagas disease. We believe that manufacturing issues have in the past led to an uncertain and inconsistent worldwide drug supply of benznidazole. On June 30, 2016, we acquired certain worldwide rights related to benznidazole for human use from Savant. We are now working to develop benznidazole for the treatment of Chagas disease in order to seek and obtain FDA approval. Based on the outcome and minutes from a meeting with FDA on December 6, 2016, we believe that benznidazole is eligible for approval under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, pursuant to which an applicant may rely on investigations not conducted by or for the applicant to show that a drug is safe and effective and that we may receive a PRV if our version of benznidazole is the first version approved by FDA. We also believe that benznidazole is eligible for a five-year period of marketing exclusivity as a new chemical entity, if approved, under the Drug Price Competition and Patent Term Restoration Act, commonly referred to as the Hatch-Waxman Act.  We may seek fast track status, as well as orphan drug designation for benznidazole, the latter of which could confer seven years of marketing exclusivity, lead to a waiver of the NDA submission fee and confer various other benefits.

•
Develop and support the commercialization of lenzilumab for the treatment of CMML and JMML.  Lenzilumab has shown a favorable safety profile to date and has been studied in more than 90 human subjects in clinical studies in either healthy adults or adults with autoimmune diseases. We completed Phase 1 and Phase 1/2 clinical trials of lenzilumab’s precursor, KB002, a Phase 2 clinical trial of lenzilumab in patients with severe asthma and the run‑in safety portion of a Phase 2 clinical trial in patients with rheumatoid arthritis, but no longer plan to develop lenzilumab for these indications. In July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose (“MTD”) or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Further, we may initiate a study of lenzilumab in JMML, a rare pediatric form of leukemia, where the primary treatment alternative, in some patients who would qualify, would be a bone marrow stem cell transplant. We believe that both CMML and JMML would qualify as orphan conditions, and we intend to seek orphan designation for lenzilumab for one or both of these conditions. The mechanism of action of lenzilumab may also prove to be of value in multiple other rare and orphan conditions. Further, if FDA agrees that JMML is a rare pediatric disease and qualifies for priority review, we may receive a PRV if lenzilumab is approved by FDA for use in JMML. In addition, we may seek breakthrough therapy status which, if granted, would be associated with a fast track pathway, or separately we may submit for a fast track pathway if breakthrough therapy status is not granted.

•
Partner ifabotuzumab for the treatment of serious pulmonary conditions and rare adult and pediatric solid tumors and hematologic cancers.  Prior to our bankruptcy and reorganization, we began enrolling patients in the Phase 2 cohort expansion portion of our Phase 1/2 clinical trial for ifabotuzumab as a potential therapeutic for myelodysplastic syndrome, or MDS, and myelofibrosis. We suspended this study in connection with our bankruptcy and reorganization.  Consistent with our strategic focus, we are now evaluating opportunities to partner ifabotuzumab in rare solid tumors like glioblastoma, pediatric cancers and certain rare hematologic cancer indications. There is also early data in serious pulmonary conditions. We believe that some of these conditions would qualify as orphan conditions, and ifabotuzumab may receive orphan designation for these conditions for the company developing it. Further, if FDA agrees that the pediatric uses qualify as rare pediatric diseases, ifabotuzumab may receive a PRV if approved by FDA for use in these rare pediatric conditions.

•
In-license or acquire additional products and product candidates that align with our mission to treat neglected and rare diseases.  We intend to identify and in-license or acquire additional product candidates across various stages of development that treat neglected and rare diseases, including pediatric conditions. With this strategic focus, we believe we will have the opportunity to benefit from various regulatory incentives, such as orphan drug designations and exclusivities, PRVs where available, and FDA’s expedited programs, such as fast track, breakthrough therapy designation and priority review. The Orphan Drug Act provides incentives for the development of drugs and biological products intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States, or those affecting more than that number but for which there is no reasonable expectation that the cost of developing and making the drug available in the United States for such disease or condition will be recovered from sales in the United States of such drug.  If a sponsor demonstrates that a drug or biologic is intended to treat a rare disease or condition, FDA generally grants orphan drug designation to the product for that use, as long as other requirements are met, including that the drug is not the same drug as an already approved drug for the same rare disease or condition.  The benefits of orphan drug status include research and development tax credits, exemptions from user fees, and if the sponsor is the first to obtain approval for that drug product for the rare disease or condition, seven years of exclusivity during which FDA generally may not approve any other application for the same product for the same indication.  While we do not know if it will be the case for any product candidates that we pursue, product candidates with orphan designations appear to have higher rates of approval, faster trials and shorter FDA review time. Under the FDCA, FDA is also authorized to award a PRV upon the approval of a new drug application, or NDA, or a biologic license application, or BLA, for neglected tropical disease and rare pediatric disease product candidates that meet certain criteria. PRVs can be used for the acceleration of review and approval of a different product candidate by several months. A PRV may be used by the company that obtains it or it may be sold or transferred to another sponsor that may use it to obtain priority review for a different application. We may also seek product candidates that could qualify for FDA’s expedited programs, namely priority review, fast track, breakthrough therapy and accelerated approval, or for regulatory exclusivities and other incentives provided for new chemical entities and qualified infectious disease products. The opportunity and benefits of these programs provide an important incentive to support our efforts to develop medicines for patients with neglected and rare diseases and in certain instances provide us with multiple paths for value creation.

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

Chagas Disease

Chagas disease is a parasitic disease caused by the protozoan Trypanosoma cruzi, or T. cruzi. The disease is typically transmitted through the feces of the triatomine bug, commonly known as the kissing bug. Transmission may occur in connection with a bite from this bug. Chagas disease may also be transmitted from mother-to-child transmission during pregnancy or through blood transfusions or infected organ transplants. Chagas has acute and chronic stages and is sometimes symptomless. Some infected individuals develop clinical symptoms in a four-to-eight week period following infection. This mild acute phase is typically characterized by a non-specific flu-like illness and other symptoms such as fever and malaise.  The acute stage is not associated with symptoms at all in a large majority of cases. However, during this phase, severe manifestations such as acute myocarditis or meningoencephalitis may also be experienced and in a small proportion of patients, especially children, can lead to serious consequences or death. After the acute phase, a chronic infection may persist for years or decades, again sometimes without symptoms. If left untreated, chronic Chagas disease may result in organ and tissue damage. Approximately 20 to 30% of chronic cases lead to serious complications, most commonly cardiac or intestinal, over the course of 10 to 30 years. Cardiac complications may include heart arrhythmias, chronic inflammation, conduction system damage and apical aneurysms. Up to 10% of chronic cases lead to severe damage to the digestive system, predominantly affecting the esophagus and/or colon. Some patients also develop neurological complications. In some cases, chronic Chagas disease may lead to premature death.

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

Efforts to control Chagas disease include efforts to control the vector insects, such as insecticide use and roof repair (the bugs often live in cracks in houses in rural areas), efforts to protect people from kissing bug bites, including bed nets, as well as education and medication. However, despite the wide incidence and prevalence of Chagas disease, the WHO has designated Chagas disease a neglected tropical disease and FDA added it to the list of neglected tropical diseases in August 2015. There are currently no approved vaccines or preventative treatments for Chagas disease in the United States.  Drugs currently used to treat Chagas disease are benznidazole and nifurtimox, which are currently only available in the United States through a compassionate use protocol from the CDC or through clinical trials.

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

Development Plans

As previously noted, no treatments for Chagas disease are currently approved for marketing in the United States. On June 30, 2016, we acquired from Savant certain regulatory and non-intellectual property assets relating to benznidazole and any product containing benznidazole and an exclusive license to certain intellectual property rights related to benznidazole. We are now working to obtain FDA approval for benznidazole for the treatment of Chagas disease based primarily on data in three categories: (1) clinical trials previously conducted by others for which we have obtained a right to access and use the underlying patient-level data, which we plan to analyze, organize, and present to FDA in an NDA; (2) clinical trials reported in the literature for which the underlying data may or may not have been submitted to FDA, and to which we have not obtained rights of access, use, or reference; and (3) to the extent required by FDA, a bioavailability study, or studies, and non-clinical studies that we will perform to bridge the clinical trial data described above using prior formulations of benznidazole to our current formulation, which we believe to be comparable to the prior formulations used in clinical trials.

Based on our planned approach and documented discussions with FDA during a face-to-face meeting in December, 2016, we believe that benznidazole is eligible for approval under Section 505(b)(2) of the FDCA.  Under that section, an applicant seeking approval of an NDA may rely in part or in whole on investigations not conducted by or for the applicant, and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, to show that the applicant’s drug is safe and effective.  The second category of data described above, on which we anticipate relying to some extent in establishing benznidazole’s safety and efficacy, consists of data to which we do not and will not have a contractual right of access, reference, or use, but which we may legally reference by virtue of the FDCA.  Most of the data on which we intend to rely, however, are foreign clinical data to which we have obtained or plan to obtain a right of access and use, which we will analyze, organize, and present to FDA in an NDA, and that FDA will need to find acceptable together with the other data we present.  Because the clinical safety and efficacy data on which we intend to rely were derived from studies using a prior formulation of benznidazole, as noted above in the description of the third category of data on which we anticipate relying, FDA may require us to perform bridging studies to confirm the comparability of our current formulation to the prior formulations.  FDA may also require bridging studies to confirm the comparability of patient populations, medical practice, and other potential variables between the prior clinical trial conditions and the proposed conditions of use for the drug in the United States.

   Although we believe our planned approach will provide FDA with sufficient clinical safety and efficacy data on which to base an approval, FDA may request additional information or data that we may not have and that we may not be able to obtain.

We also believe benznidazole would qualify as a new chemical entity, a designation that carries with it five years of exclusivity under the Hatch-Waxman Act upon approval. In addition, we may seek orphan drug designation for benznidazole and fast track designation.  FDA has previously granted orphan drug designation to sponsors of both benznidazole and nifurtimox for treatment of Chagas disease, and we are continuing to evaluate our eligibility to obtain orphan drug designation for benznidazole in treating Chagas disease, based on current facts.  Because an independent assessment is made by FDA each time that a sponsor requests orphan drug designation, there is no assurance that we will be granted that designation if we seek it. New chemical entity and orphan drug designations are further discussed in the “Government Regulation” section below.

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

Lenzilumab

Overview and Mechanism of Action

Lenzilumab, which we previously referred to as KB003, is a recombinant antibody designed to target and neutralize human GM‑CSF, a central actor in leukocyte differentiation, autoimmunity and inflammation. We used our proprietary and patented Humaneered antibody development platform to develop lenzilumab. We are currently developing lenzilumab for use in patients with CMML and are assessing plans to investigate its potential use in patients with JMML. The GM-CSF receptor is expressed on myeloblasts and other progenitor cells, and binding results in differentiation and maturation into monocytes. GM‑CSF is an important part of an inflammatory cascade that stimulates white blood cells (granulocytes, including eosinophils, neutrophils, and macrophages) and maintains them in an active state during infection. However, excessive GM‑CSF may be involved in tissue damage associated with inflammatory diseases. The results of anti‑GM‑CSF in ex-vivo studies suggest lenzilumab has potential in treating certain oncology conditions, including CMML and JMML, as well as asthma, chronic obstructive pulmonary disease, RA and multiple sclerosis.

Lenzilumab is a Humaneered version of KB002, a low picomolar affinity, novel chimeric mAb that we licensed from Ludwig Institute for Cancer Research, or LICR. Data from our single‑dose, Phase 1 and Phase 1/2 clinical trials with KB002 supported our clinical trials with lenzilumab. In these studies, KB002 appeared to be well tolerated. Lenzilumab targets the same binding site as KB002 and has been shown to be functionally similar and appeared generally safe in our clinical trials. We conducted a repeat‑dose, Phase 2 clinical trial of lenzilumab in RA with the inclusion of a safety run‑in portion. On completing the safety run-in portion of this trial, which showed lenzilumab to be well tolerated with no clinically significant adverse events, we reassessed the increasingly competitive RA market and chose to redirect our study of lenzilumab to severe asthma patients inadequately controlled by corticosteroids. Results from a subsequent randomized, double‑blinded, placebo‑controlled, repeat dose, intravenous Phase 2 clinical trial of asthma trial showed that the primary endpoint was not met, although a significant effect was shown in certain pre‑specified subgroups, such as those with eosinophilic asthma. As a result of these data, we terminated development of lenzilumab in severe asthma.

Development Program

We believe that lenzilumab holds particular promise in CMML, a rare form of hematologic cancer with no FDA-approved treatment options and a three-year overall survival rate of 20% and median overall survival of 20 months, and JMML, a rare pediatric form of leukemia.  CMML is a clonal stem cell disorder of which monocytosis is a key feature.  CMML has features of MDS, including abnormal, dysplastic bone marrow cells; cytopenia; transfusion dependence; and of myeloproliferative neoplasms, including overproduction of white blood cells, organomegaly (e.g., splenomegaly and hepatomegaly) and extramedullary disease. About 15 to 20% of CMML cases progress to acute myeloid leukemia, or AML. According to the American Cancer Society, approximately 1,100 individuals in the United States are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants. Preclinical studies have shown lenzilumab can be used to cause apoptosis in CMML cells by depriving them of GM-CSF. Given our strategic focus on neglected and rare diseases, in July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the MTD or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. The study will enroll up to 18 patients. In addition, and potentially depending on the results of the CMML study, we also intend to investigate the treatment of the rarer JMML (approximately 420 new cases annually in the United States), which mostly affects children aged four and younger, with lenzilumab. We believe that lenzilumab may be eligible for a rare pediatric disease PRV if approved for JMML. We also believe lenzilumab in CMML or JMML could qualify for orphan drug designation and potentially several other FDA incentives.

An IND for a Phase 1/2 CMML monotherapy study of lenzilumab is now in effect. In July 2016, we began to enroll patients in a multicenter, open-label, repeat-dose, Phase 1 study consisting of a dose escalation phase and a dose expansion phase to evaluate the safety, pharmacokinetics, and clinical activity of lenzilumab in patients with previously-treated CMML who are no longer responsive to previous treatment.  The primary endpoint of this study is the safety of lenzilumab, as measured by the number of participants with adverse events, at various doses in order to determine a recommended Phase 2 dose. The secondary endpoint is the clinical activity of lenzilumab, as measured by changes in spleen size, blood and bone marrow measurements of disease, clinical symptoms and other measures.

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

Anti-EphA3 treatment has shown encouraging preclinical results in multiple experiment types, including patient primary tumor cell assays, colony forming assays, and xenograft mouse models. Upon binding to EphA3, ifabotuzumab causes cell killing to occur either through antibody-dependent, cell-mediated cytotoxity (ADCC) or through direct apoptosis, and in the case of tumor neovasculature through cell rounding and blood vessel disruption. Given the differential expression pattern of EphA3, ifabotuzumab may have the potential to kill cancer cells and the tumor stem cell microenvironment, providing for long-term responses while sparing normal cells. Prior to our bankruptcy, we were conducting a Phase 1/2 trial of ifabotuzumab in multiple hematologic malignancies.

The most common adverse event attributed to ifabotuzumab in our trial has been infusion reactions (chills, fever, nausea, hypertension, and rapid heartrate), an expected safety finding based on its mechanism of action. The majority of infusion reactions were mild-moderate in severity and resolved with temporary stoppage of infusion and/or use of medications to treat symptoms. Such reactions are observed with other monoclonal antibodies targeting destruction or lysis of leukemic cells, and can be resolved with standard treatment. Under the original protocol of the dose escalation portion of our Phase 1/2 study, three subjects experienced fatal intracranial hemorrhages, two of which were deemed possibly related to the study drug by the study investigator. Bleeding is typical in late‑stage AML patients and intracranial hemorrhages are the second leading cause of death in these patients. After discussing the status of the trial with FDA, we amended the protocol to enroll only lower‑risk subjects less likely to have disease‑related bleeding complications and instituted a coagulation monitoring plan as recommended by FDA. Following those changes in 2011, there have been no additional events of drug-related intracranial hemorrhage in our clinical studies of ifabotuzumab, including at doses higher than those tested prior to the protocol amendment.

In 2014, we completed the Phase 1 dose escalation portion of our study, primarily treating patients with AML as well as patients with MDS and myelofibrosis.  Based on interim data from that study, we commenced dosing in the low-dose cohort of the Phase 2 portion in AML patients with EphA3 expression while we completed the dose escalation portion. In the second half of 2014, upon completion of the Phase 1 dose escalation portion, we announced the high dose for the Phase 2 cohort expansion portion of the study and proceeded with plans to commence enrollment in the high-dose cohorts. We have also validated an immunohistochemistry assay for the initial Phase 2 selected indications. In connection with our restructuring, we suspended enrollment in the study.  However, consistent with our strategic focus, we are now evaluating opportunities to partner ifabotuzumab.

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

KB001-A

KB001‑A is a Humaneered, PEGylated, anti‑PcrV modified antibody fragment (Fab’) antibody that was being developed for the prevention and treatment of Pseudomonas aeruginosa, or Pa, infections in mechanically ventilated patients and cystic fibrosis (CF), patients with chronic Pa lung infections.  The only currently approved treatments for Pa are antibiotics, and while there is a broad array of available antibiotics, mortality and morbidity remains high due to bacterial antibiotic resistance, variable levels of antibiotic penetration into the target area and co-morbidities. KB001‑A was designed to bind to and neutralize the pathogenicity of Pa, thereby allowing the body’s natural immune system to kill and clear the bacteria. Initial Phase 1 and Phase 1/2 trials of KB001-A’s precursor, KB001, and a Phase 1 trial of KB001-A did not show significant safety problems and indicated trends toward improved clinical outcomes in pneumonia prevention in mechanically ventilated patients and CF patients with chronic Pa infections. However, based on its failure to meet a primary endpoint of a Phase 2 trial, we have discontinued development of this product.  We are not currently allocating resources to KB001-A. We are seeking strategic options including sale, license, or partnerships for KB001-A.

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

The Ludwig Institute for Cancer Research

In May 2004, we entered into a license agreement with the Ludwig Institute for Cancer Research, or LICR, pursuant to which LICR granted to us an exclusive license under intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for the lenzilumab development program. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the United States, is currently expected in 2023) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Aggregate payments made to LICR under this license through December 31, 2016 amounted to $1.6 million.

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

LICR and ifabotuzumab

In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the ifabotuzumab prototype and EphA3-related intellectual property. Under the agreement, we obtained rights to develop and commercialize products made through use of licensed patents and any improvements thereto, including human or Humaneered antibodies that bind to or modulate EphA3. We paid LICR an upfront option fee of $50,000 and a further $50,000 upon our exercise of the option for the exclusive license outlined above. We are responsible for contingent milestone payments of less than $2.5 million and royalties of 3% of net sales subject to certain potential offsets and deductions. In addition, we are obligated to pay to LICR a percentage of certain payments we receive from any sublicensee in consideration for a sublicense. Our royalty obligation exists on a country‑by‑country and licensed product‑by‑licensed product basis, which will begin on the first commercial sale and end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2030, or 10 years from first commercial sale of such licensed product in such country. Aggregate payments made to LICR under this license through December 31, 2016 amounted to $593,000.

University of California, San Francisco and the Medical College of Wisconsin

In April 2004, we exclusively licensed rights from University of California, San Francisco, or UCSF, and the Medical College of Wisconsin to intellectual property that relate to KB001‑A. These intellectual property rights include a method of treatment of Pa infection using isolated antibodies and an antibody that specifically binds to a key target epitope, as well as diagnostic methods useful in the detection of infection by Pa. Under our agreement with UCSF, we were granted rights to practice the invention as well as further develop antibodies to treat Pa. We are responsible for researching, developing and selling products covered by such intellectual property and must use commercially reasonable efforts to market such products. Under our agreement with UCSF, we paid an upfront license fee of $25,000 and we are responsible for paying an annual license fee of $10,000, aggregate contingent milestone payments of less than $2 million, and royalties on net sales of 3%. We must also pay to UCSF a percentage of certain consideration we receive from any sub-licensees. Aggregate payments made to UCSF under this license through December 31, 2016 amounted to $1.4 million. Our royalty obligation applies on a country-by-country and licensed product‑by‑licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and will end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2019, or 10 years from first commercial sale of such licensed product in such country. We are obligated to use commercially reasonable efforts to develop, manufacture, partner or sell licensed products and market the products using commercially reasonable efforts to meet market demands.

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

BioWa and Lonza

In October 2010, we entered into a license agreement with BioWa, Inc., or BioWa, and Lonza Sales AG, or Lonza, pursuant to which BioWa and Lonza granted us a non-exclusive, royalty-bearing, sub-licensable license under certain know-how and patents related to antibody expression and antibody-dependent cellular cytotoxicity enhancing technology using BioWa and Lonza’s Potelligent® CHOK1SV technology.  This technology is used to enhance the cell killing capabilities of antibodies and is currently used by us in connection with our development of ifabotuzumab. Under this agreement, we owe annual license fees, milestone payments in connection with certain regulatory and sales milestones and royalties in the low single digits on net sales of products developed under the agreement. The agreement expires upon the expiration of royalty payment obligations under the agreement, is terminable at will by us upon written notice, is terminable by BioWa and Lonza if we challenge or otherwise oppose any licensed patents under the agreement, and is terminable by either party upon the occurrence of an uncured material breach or insolvency. Three of the United States patents that we license from BioWa, Inc. are the subject of an ongoing patent infringement litigation in a U.S. Federal District Court. The defendant in that case has asserted that the patents are invalid.

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Patent and trade secrets are an important element of our business. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab, ifabotuzumab, KB001 and our Humaneered technology, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the United States and select foreign countries for the technology we develop. We have 87 issued patents, including 23 issued in the U.S. and 64 issued in foreign countries. Of the 87 issued patents, 65 are owned by us and 22 are owned jointly with a third party.  We also have 26 patent applications pending globally.

Using our Humaneered technology, we developed and own a composition of matter patent covering lenzilumab and related Humaneered anti-GM CSF antibodies that provide patent protection through April 2029 and have additional pending patents in the United States and a number of foreign countries covering various methods of treatment. We also have current and pending patent applications in the United States and selected foreign countries for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering ifabotuzumab and related Humaneered anti-EphA3 antibodies, which is currently expected to expire in 2030. The patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

We cannot be certain that any of our pending patent applications, or those of our licensors, will result in issued patents. In addition, because the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any further patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products.  Patents also will not protect our products if competitors devise ways of making or using these products without legally infringing our patents.  In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Failure to successfully defend a patent challenge could materially and adversely affect our business.

In addition, changes in patent laws, rules or regulations or in their interpretations by the courts may materially diminish the value of our intellectual property or narrow the scope of our patent protection, which could have a material adverse effect on our business and financial condition.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and confidentiality agreements and our employees to execute assignment of invention agreements to us on commencement of their employment. Agreements with our employees also prevent them from bringing any proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Research and Development

We have previously dedicated a significant portion of our resources to our efforts to develop our product candidates, particularly KB001-A, lenzilumab and ifabotuzumab.  We incurred research and development expenses of $10.4 million and $16.7 million during the years ended December 31, 2016 and 2015, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to clinical development in 2017 as we focus on the development necessary to seek and obtain FDA approval of benznidazole and continue our development of lenzilumab, while seeking to partner ifabotuzumab and KB001-A. We do not currently plan to devote significant or any resources to pure research activities.

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

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties for therapies for neglected and rare diseases and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA under an abbreviated new drug application, or ANDA, referencing our drug products. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do.

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

Benznidazole, Chagas Disease Therapeutics and Priority Review Voucher Competition

Other companies may be either developing benznidazole for treatment of Chagas disease in the United States or developing drug candidates that could compete with benznidazole for the treatment of Chagas disease in the future. We understand that Chemo Research, S.L. and ELEA (both associated with Grupo Insud) intend to seek FDA approval of benznidazole for the treatment of Chagas disease. Chemo Research, S.L. obtained orphan drug designation for benznidazole in Chagas disease in 2014.  If a competitor with orphan drug designation for benznidazole for treating Chagas disease obtains approval before we do, we will be blocked by the competitor’s orphan drug exclusivity from receiving approval for benznidazole for seven years from the date of the competitor’s approval, unless we can meet an exception, such as by showing that the competitor has failed to provide an adequate supply of its product to patients after approval.  Additionally, benznidazole is currently produced by LAFEPE and ELEA, and nifurtimox is currently produced by Bayer, for use in certain Latin American countries. Even if benznidazole is not approved in the United States, we will compete against LAFEPE and ELEA for distribution of benznidazole if we make benznidazole available in these countries. There are also a number of ongoing non-commercial studies of benznidazole for the treatment of Chagas disease.

Although there are no drugs for the treatment of Chagas disease commercially available in the United States, nifurtimox is also used to treat Chagas disease and is available in the United States through the CDC, as is benznidazole on a limited basis under a compassionate use protocol.  Our understanding is that obtaining either drug can be burdensome and time-consuming for clinicians and patients and that many patients ultimately do not obtain treatment.   Specifically, our understanding is that under the CDC protocol, patients require several confirmatory diagnostic tests and can often be lost to follow up. In addition, the CDC has been beset with sourcing problems because it sources from Latin American manufacturers who have had product supply issues. We are also aware of several other treatments undergoing commercial development for the treatment of Chagas disease.  Bayer, which initially developed LampitTM (the active ingredient of which is nifurtimox) and annually supplies it to the WHO.  Bayer is currently undertaking multiple clinical studies of nifurtimox for Chagas disease, including a Phase 3 study of a pediatric formulation for children from 0-18 years of age. Bayer has obtained orphan drug designation for nifurtimox in Chagas disease.

Other compounds that have undergone or are undergoing preclinical studies or clinical trials for Chagas disease include posaconazole, ravuconazole, Eisai Co. Ltd.’s E1224, and VNI, which has been studied at Vanderbilt University. In 2015, Merck Sharp & Dohme completed a Phase 2 proof-of-activity study of Noxafil® (posaconazole) in the treatment of asymptomatic chronic Chagas disease. Recent trials led by Eisai failed to show a benefit of E1224 (fosravuconazole) over benznidazole either in monotherapy or in combination with benznidazole. Eisai has also conducted research with the Broad Institute to discover and develop new therapeutic agents for Chagas disease, including a compound known as ML341. Eisai, Shionogi & Co. Ltd., Takeda Pharmaceutical Ltd. and AstraZeneca plc are members of the Neglected Tropical Diseases Drug Discovery booster program, which aims in part to accelerate early stage drug discovery for Chagas disease. Additionally, the Genomics Institute of the Novartis Research Foundation has discovered a compound, GNF6702, that selectively inhibits the kinetoplastid proteasome, which could lead to treatment of Chagas as well as two other parasitic diseases. Other than Merck’s trial, most of these programs are in the pre-clinical or early clinical stages of development and we believe will take many years to reach the market, if at all.

Current legislation allows for issuance of a PRV upon approval of a product for the treatment of Chagas disease, provided that the product contains no active ingredient that has been approved by FDA in any other marketing application. Therefore, non-benznidazole treatments for Chagas disease may qualify, in some circumstances, if successfully approved, for PRVs. That would not negate our potential to receive a PRV for benznidazole. However, if any other drug with benznidazole as the active ingredient, either alone or in combination, is approved by FDA for any indication, regardless of whether that approval is accompanied by a PRV, subsequently approved forms of benznidazole will not result in a PRV upon approval.

Several companies who have received a PRV have elected to sell it to other companies, as opposed to using it to accelerate review times for one of their own development programs.  The amounts received by these companies have been significant and have helped them to fund other program development.  The range of sales prices for PRVs that have been disclosed publicly have been between $67.5 million and $350 million. We are exploring ways to monetize a potential benznidazole PRV if one were issued to us.

Lenzilumab and CMML/JMML Competition

Stem cell transplant is the only current way to cure patients with CMML or JMML. Typically, adult patients with CMML unsuitable for stem cell transplants are frequently treated with injectable formulations of azacitidine, which is available as Celgene Corporation’s Vidaza® or as a generic, or decitabine, available as Otsuka America Pharmaceutical, Inc.’s Dacogen® or as a generic. Some patients with high white blood cell counts are treated with hydroxyurea, which was introduced in the 1960s and is available in generic formulations and under the brand names Droxia® and Hydrea®.  We are also aware of numerous open trials in the early phases of development for the treatment of CMML, including clinical trials of treatments under development by Celgene (CC-486 (oral azacitidine) and Revlimid® (lenalidomide)), Novartis (panobinostat), Incyte Corporation and Novartis (Jafaki® (ruxolitinib), Millenium Pharmaceuticals, Inc. (pevonedistat plus azacitidine), Stemline Therapeutics, Inc. (SL-401) and Kura Oncology, Inc. (tipifarnib). There are also open trials for JMML, including Amgen Inc.’s Enbrel® (etanercept) and azacitidine. We anticipate that as new treatments are approved, they may be used in combination with other existing treatments for CMML and/or JMML.

Ifabotuzumab Competition

Numerous drugs are under development or approved for treatment of serious pulmonary conditions, glioblastoma, MDS, myelofibrosis and for cancer and hematologic indications generally. Glioblastoma is also sometimes treated with surgery, radiotherapy and chemotherapy with temozolomide. MDS may be treated with transfusion therapy, immunosuppressive therapy, chemotherapy, Revlamid, azacitidine and/or decitabine. Myelofibrosis may be treated with stem cell transplants and various therapeutic treatments for anemia and enlarged spleen.

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

Specifically, a 505(b)(2) application may rely on both published scientific literature and on FDA’s prior findings of safety and efficacy for a similar or comparable approved drug product. If the 505(b)(2) applicant can establish that reliance on previous FDA findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies and rely instead on FDA’s prior findings for the approved reference drug. FDA may still require companies to perform additional studies or measurements, including clinical trials, to support any change from the reference drug. FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant. While the 505(b)(2) pathway is most often used for modifications to formulations or for uses for products previously approved by FDA under the 505(b)(1) pathway, we have received preliminary guidance from FDA that a 505(b)(2) pathway is acceptable for benznidazole following our meeting on December 6, 2016.  We intend to use the 505(b)(2) pathway to submit our NDA for benznidazole, which would allow us to rely, at least in part, on literature and clinical data generated by third-party entities. Despite the initial positive guidance received from the FDA following our meeting on December 6, 2016, we cannot guarantee that FDA will ultimately allow us to seek approval for benznidazole under the 505(b)(2) pathway. If FDA does not allow us to utilize this pathway, we may need to conduct original clinical trials to generate data necessary for approval, a process that may require significant financial resources and extend the approval process. Even if FDA allows us to use the 505(b)(2) pathway, it may conclude that our data fails to demonstrate adequate safety and efficacy to obtain regulatory approval.

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

As part of its review, FDA may refer an NDA or BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Although FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations. FDA may also determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks, and that the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, NDAs and BLAs must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations, unless the requirement is waived or deferred. Receiving orphan drug designation from FDA is one situation where such a requirement may be waived.

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

Regulatory Exclusivities

Hatch-Waxman Act

The Hatch-Waxman Act established the ANDA and 505(b)(2) approval pathways to facilitate the approval of generic and follow-on drug products.  At the same time, the Act provides periods of regulatory exclusivity to incentivize innovator drug development. If a product is a “new chemical entity,” or NCE, generally meaning that the active moiety has never before been approved by FDA, the Act provides a five-year period starting from the product’s approval date during which FDA may not accept for filing any application for a drug containing the same active moiety. Because it takes time for FDA to review and approve an application once it has been accepted for filing, five-year NCE exclusivity often effectively means that the ANDA or 505(b)(2) application is not approved for a period well beyond five years from approval of the reference listed drug, or RLD. We believe that benznidazole will qualify for five-year NCE exclusivity.

Notwithstanding NCE exclusivity, an ANDA or 505(b)(2) application may be submitted after four years if the applicant makes a certification, known as a Paragraph IV certification due to its statutory citation, challenging a listed patent belonging to the holder of the original NDA, also referred to as the RLD. Once FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, no matter when the certification is made, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months from the date of receipt of the notice. If the RLD has NCE exclusivity and the notice is given and suit is filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval.  FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Qualified Infectious Disease Product

Under the Generating Antibiotic Incentives Now, or GAIN, provisions of the FDA Safety and Innovation Act, or FDASIA, signed into law in July 2012, FDA may designate a small-molecule drug product as a “qualified infectious disease product”, or QIDP. In order to receive this designation, a drug must be an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a “qualifying pathogen” found on a list established and maintained by FDA.  FDA promulgated a Final Rule in June 2014 listing 21 qualifying pathogens.  Although none of our current product candidates meet the criteria for a QIDP, with our focus on neglected and rare diseases, we may develop or acquire a qualifying product in the future.

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

 If a sponsor demonstrates that a drug, including a biological product, is intended to treat a rare disease or condition, and meets certain other criteria, FDA grants orphan drug designation to the drug for that use.  FDA may grant multiple orphan designations for the same drug for the same indication being developed by multiple different companies, until that drug is approved.  The first drug approved with an orphan drug designated indication is granted seven years of orphan drug exclusivity for that indication. During that period, FDA generally may not approve any other application for the same drug for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. FDA can also revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs.

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

Fast Track Designation

FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition and where non-clinical or clinical data demonstrates the potential to address unmet medical need for such a disease or condition. A product can also receive fast track review if it is designated as a QIDP or receives breakthrough therapy designation.

For fast track products, sponsors may have greater interactions with FDA and FDA may initiate review of sections of a fast track product’s NDA before the application is complete, also referred to as a ‘rolling review’. This rolling review may be available if FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Furthermore, FDA’s time period goal for reviewing a fast track application does not begin until the last section of the complete NDA is submitted. Finally, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Priority Review

FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA generally determines, on a case-by-case basis, whether the proposed drug represents a significant improvement in safety and effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and will shorten FDA’s goal for taking action on a marketing application from the standard ten months to a target of an accelerated six months.

Tropical Disease PRVs

Under Section 524 of the FDCA, FDA is authorized to award PRVs to the sponsors of NDAs and BLAs for products targeting specific tropical diseases. A product only qualifies for a PRV if it contains active ingredients that have never before been approved by FDA. The Food and Drug Administration Amendments Act of 2007 contained a list of sixteen initial qualifying tropical diseases; FDA classified Chagas disease and another disease as PRV-eligible diseases in a 2015 order. There are now twenty-two conditions listed by FDA as qualifying tropical diseases. A sponsor receives a PRV at the time that their eligible product is approved.

The PRV program allows the voucher holder to obtain priority review for a product application that would otherwise not receive priority review, shortening FDA’s target review period to a targeted six months following acceptance of filing of the NDA, or four months shorter than the standard review period. The voucher may be used by the sponsor who receives it, or it may be sold to another sponsor for use in that sponsor’s own marketing application. The sponsor who uses the voucher is required to pay additional user fees on top of the standard user fee for reviewing an NDA or BLA.  We believe that the approval of benznidazole as a treatment for Chagas disease could result in the issuance of a PRV under the current program if our version of benznidazole is the first version approved by FDA. We have received a preliminary, non-binding opinion from FDA that, if approved first as described above, benznidazole would meet the criteria for voucher eligibility, which is reflected in the meeting minutes.

Rare Pediatric Disease PRVs

Created in 2012 under the Food and Drug Administration Safety and Innovation Act (FDASIA) and extended with the 21st Century Cures Act in 2016, FDA is authorized under section 529 of the FDCA to grant a PRV to NDA or BLA sponsors who receive approval for a product to treat a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the U.S., and where more than 50% of the patients affected are aged from birth to 18 years. As with the tropical disease PRV program, PRV-holders can redeem their voucher to receive an accelerated six-month FDA action target goal instead of the standard ten-month review (which may extend longer than ten months), or they may transfer or sell their PRV to another sponsor. We believe that lenzilumab or other future product candidates that we may develop or acquire may qualify for a PRV under this program.

Employees

As of December 31, 2016, we had approximately 17 full time equivalents performing various functions, including 6 full time employees, with the remainder consisting of consultants performing both regulatory and development and general and administrative functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

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

On November 18, 2015, an outside investor group acquired a majority of our outstanding shares and one of the investors was appointed our Chief Executive Officer and Chairman. In December 2015, we issued and sold shares of common stock to investors in a private placement, whom we refer to as the PIPE Investors. Shortly thereafter, on December 17, 2015, our then-Chief Executive Officer and Chairman was arrested on charges of securities fraud, securities fraud conspiracy and wire fraud conspiracy, unrelated to our Company. This individual was immediately terminated as our Chief Executive Officer and resigned from our board of directors. Three other directors and our Interim Chief Financial Officer resigned between December 17 and December 28, 2015. Our independent registered accounting firm also resigned on December 8, 2015. Finally, in December 2015, three putative class action lawsuits were filed against us and certain of the PIPE Investors threatened litigation against us for return of the funds they paid in the private placement.

As a result of these events and other challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court (Case No. 15-12628 (LSS)). During the pendency of our bankruptcy proceedings, we entered into a Debtor-in-Possession Credit and Security Agreement, or the Credit Agreement, with a group of lenders, or the DIP Lenders, pursuant to which we received $3 million for working capital, bankruptcy-related costs, costs related to our plan of reorganization, payment of certain fees to the lenders and other costs associated with the ordinary course of business. On April 1, 2016, we also entered into a Securities Purchase Agreement, or the SPA, with the DIP Lenders. The SPA provided for the sale of our common stock, with share amounts subject to calculation as provided in the SPA, in respect of exit financing in the amount of $11 million to be received upon the Effective Date of the Plan, as defined below. These transactions were approved by the Bankruptcy Court.

On May 9, 2016, we filed with the Bankruptcy Court a Second Amended Plan of Reorganization, or the Plan, and related amended disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan.

On June 30, 2016 (the “Effective Date”), the Plan became effective and we emerged from our Chapter 11 bankruptcy proceedings. In connection with the emergence, we entered into the MDC Agreement with Savant, pursuant to which we acquired certain worldwide rights relating to benznidazole. On the Effective Date, pursuant to the SPA and in repayment of our obligations under the Credit Agreement, we issued an aggregate of 9,497,515 shares of our common stock to the DIP Lenders. In accordance with the Plan, we also distributed cash payments and issued, or became obligated to issue, promissory notes and shares of our common stock to certain other parties.

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

We have incurred net losses each year since our inception except for the year ended December 31, 2007. For the fiscal year ended December 31, 2016 we incurred a net loss of $27.0 million, and we have an accumulated deficit of $240.6 million as of December 31, 2016. Furthermore, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under the Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, or the Plan, dated May 9, 2016, as amended, became effective and we emerged from our Chapter 11 bankruptcy proceedings. See “Bankruptcy” in Item 1 of this Annual Report and see “Risks Related to Our Bankruptcy” below for further information on our bankruptcy and emergence from bankruptcy.

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

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the availability of a 505(b)(2) development pathway for the potential approval by FDA of benznidazole;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

We will need to seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

If we are unsuccessful in our efforts to raise additional capital, including in the immediate future, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K includes an explanatory paragraph about our ability to continue as a going concern.

The Consolidated Financial Statements for the year ended December 31, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, our current financial situation, and the presence of the explanatory paragraph about our ability to continue as a going concern, could also make it more difficult to raise the capital necessary to address our current needs.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for our stockholders.

We have commenced a review of strategic alternatives to ensure our current structure optimizes our ability to execute our strategic plan and to maximize stockholder value. The review of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.

In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our business is highly dependent on the success of our current product candidates, benznidazole, lenzilumab and ifabotuzumab. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

In 2016, we made the strategic decision to focus our efforts on neglected and rare diseases. We have a limited pipeline of product candidates and are not conducting active research at this time for discovery of new molecules or antibodies. We are currently dependent on the successful continued development and regulatory approval of our current product candidates for our future business success. We are investing, and will continue to invest, a significant portion of our time and financial resources in the approval of benznidazole with more limited focus on the development of lenzilumab. We are also seeking partnerships for ifabotuzumab.

We intend to pursue the 505(b)(2) approval pathway under the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, for benznidazole, which would allow us to rely, at least in part, on literature and clinical data generated by third-party entities. While the 505(b)(2) pathway is most often used for modifications to formulations or for uses for products previously approved by FDA under the 505(b)(1) pathway, we have received preliminary guidance from FDA that a 505(b)(2) pathway is acceptable for benznidazole following our meeting on December 6, 2016.  Despite the initial positive guidance received from the FDA following our meeting on December 6, 2016, we cannot guarantee that FDA will ultimately allow us to seek approval for benznidazole under the 505(b)(2) pathway. If FDA does not allow us to utilize this pathway, we may need to conduct original clinical trials to generate data necessary for approval, a process that may require significant financial resources and extend the approval process. Even if FDA allows us to use the 505(b)(2) pathway, it may conclude that our data fails to demonstrate adequate safety and efficacy to obtain regulatory approval.

We will need to successfully enroll and complete clinical trials of lenzilumab, and potentially obtain regulatory approval to market this product. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

For benznidazole, FDA may disagree with our belief that sufficient clinical safety and efficacy data exist to support FDA approval in treating Chagas disease, and other factors may also prevent us from obtaining approval or from the drug being commercialized.

No treatments for Chagas disease are currently approved for marketing in the United States. On June 30, 2016, we acquired from Savant certain regulatory and non-intellectual property assets relating to benznidazole and any product containing benznidazole and an exclusive license of certain intellectual property rights related to benznidazole. We are now working to obtain FDA approval for benznidazole for the treatment of Chagas disease based primarily on data in three categories: (i) clinical trials previously conducted by others for which we have obtained a right to access and use the underlying data, which we plan to analyze, organize, and present to FDA in a new drug application, or NDA; (ii) clinical trials reported in the literature and described in unpublished reports of investigations, for which the underlying data may or may not have been submitted to FDA, and to which we have not obtained rights of access, use, or reference; and (iii) to the extent required by FDA, bioavailability and non-clinical studies that we will perform to bridge the clinical trial data described above using prior formulations of benznidazole to our current formulation, which we believe to be comparable to the prior formulations.

For the first category of data, it may turn out that the data to which we obtained rights from Savant and all other data to which we are able to obtain rights are collectively insufficient to establish the clinical safety or efficacy of benznidazole.  Even if those data are sufficient, we may be unable to analyze, organize, translate, and present those data adequately to convince FDA that those data establish benznidazole’s safety and efficacy, even if also supported by strong data in the second category of data described above.  Although an FDA regulation, 21 C.F.R. §312.120, permits sponsors to submit and rely on foreign clinical data not collected under a U.S. investigational new drug application, or IND, and another regulation, 21 C.F.R. §314.106, permits sponsors to rely solely on foreign clinical data as a basis for marketing approval, we may not be able to satisfy the conditions imposed by those regulations.  FDA may not grant approval based solely on foreign data, and may require bridging data to account for potentially material differences in patient populations, standards of medical practice, and other variables. We may not be able to generate adequate bridging data.  In addition, as discussed further below with respect to the third category of data, FDA may find that even if the data in the first two categories are adequate to establish the safety and efficacy of the prior formulation of benznidazole, our current formulation of benznidazole is not comparable to the prior formulation and, consequently, that the existing clinical safety and efficacy data to which we have rights do not establish the bridge to the safety and efficacy of our current formulation of benznidazole.

For the second category of data described above, on which we anticipate needing to rely, at least to some extent, to support the first category in establishing benznidazole’s safety and efficacy, these data may not themselves be adequate to address deficiencies or gaps in the first category of data.  Even if adequate, FDA may find the data unconvincing or unreliable, may refuse to rely on them because FDA is not able to review the underlying raw data, may find that reliance under section 505(b)(2) is inappropriate without contractual rights of reference, may not allow use of some or all foreign data which may never have previously been submitted to or reviewed by FDA, or may reject the data for other reasons.

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

Under Section 524 of the FDCA, the FDA is authorized to award PRVs to the sponsors of NDAs and BLAs for novel products targeting specific tropical diseases.  Similarly, FDA’s rare pediatric disease PRV program allows FDA to grant PRVs to NDA or BLA sponsors who receive approval for a product targeting a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the U.S., and where at least 50% of the patients are aged from birth to 18 years. Under these PRV programs, PRV-holders can redeem their voucher to receive an accelerated six-month FDA action goal instead of the standard ten-month window, or they may sell or transfer their PRV to another sponsor.  A product only qualifies for a PRV if it contains active ingredients that have never before been approved by FDA. See “Government Regulation—Tropical Disease PRVs” and “—Rare Pediatric Disease PRVs” in Item 1 of this Annual Report for more information on the PRV programs.

We believe that benznidazole and lenzilumab or other future product candidates that we may develop or acquire may qualify for PRVs, and in particular we believe investors in our company place significant value on the potential to obtain a PRV for benznidazole.  We have received a preliminary, non-binding opinion from FDA that, if approved first as described above, benznidazole would meet the criteria for voucher eligibility, which is reflected in the minutes from our December 6, 2016 pre-IND face-to-face meeting with FDA. We have no assurance, however, that benznidazole, lenzilumab or any other product candidate we pursue in the future will qualify for a PRV, including because another party may receive FDA approval for a product containing an active ingredient in our products prior to our receiving approval, which is a particular risk in the case of benznidazole.  Furthermore, we have no assurance that there will be a market for the sale of PRVs, or that the PRV programs will not be restricted, changed or eliminated or that, with respect to certain elements, will be left to expire. Restrictions and changes to, or the elimination or expiration of, the PRV programs would have an adverse effect on our business and potential for realizing value from our focus on neglected and rare diseases, which could impact the willingness of investors to provide additional capital and our ability to ultimately return value to our shareholders.

There is a limited amount of information about us upon which investors can evaluate our product candidates and business prospects, including because we have a limited operating history developing product candidates, have not yet successfully commercialized any products, have changed our strategy and our management team, and emerged from bankruptcy.

During 2016, we changed our management team and embarked upon a new strategy in conjunction with our emergence from bankruptcy on June 30, 2016. Our relatively new team, strategic business focus and limited operating history developing clinical-stage product candidates may make it difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals. We are also heavily dependent at this time on external consultants for scientific and regulatory expertise. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

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

The use of our product candidates in clinical trials and the sale of any product candidates for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or any future development partners by participants enrolled in our clinical trials, patients, health care providers, or others using, administering, or selling our product candidates. If we cannot successfully defend ourselves against any such claims, or have insufficient insurance protection, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Because of the residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings, the ultimate impact of events that occurred in connection with, or that may occur subsequent to, these proceedings will have on our reputation, business, financial condition and results of operations cannot be accurately predicted or quantified. Due to uncertainties, many risks exist, including the following:

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

The occurrence of one or more of these events, or others related to our emergence from bankruptcy, could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future.

Allowance of claims by the Bankruptcy Court could materially exceed our estimated liability and adversely affect our financial condition.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case is ongoing.  As of December 31, 2016, approximately $850,000 in claims remain subject to review and reconciliation by the Company. As of December 31, 2016, the Company has recorded $130,000 and $124,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

Despite management’s best estimate of claims to be allowed by the Bankruptcy Court, the Company may be ultimately unsuccessful in its attempt to have certain proofs of claim that it believes are subject to objection or otherwise improperly filed to be disallowed, reduced or reclassified by the Bankruptcy Court.  The allowance of claims by the Bankruptcy Court could materially exceed our estimated liability and adversely affect our business, financial condition, and results of operations. In addition, we may identify additional liabilities during this process that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to our financial statements.

For additional information, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

If some or all of our or any licensor’s patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates, including in those jurisdictions in which we have no patent protection.

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the applicable product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensor owns or controls such valid and enforceable patents or trade secrets.

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and any licensor’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or any licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the utility, written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We may be subject to competition from third parties with products in the same class of products as our product candidates, or products with the same active pharmaceutical ingredients as our product candidates in those jurisdictions in which we have no patent protection.  Even if patents are issued to us or any licensor regarding our product or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable on a variety of grounds, including lack of utility, lack sufficient written description or enablement, utility, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these products without legally infringing our patents. The current U.S. regulatory environment may have the effect of encouraging companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

If we infringe the rights of third parties, we could be prevented from selling products and be forced to defend against litigation and pay damages.

There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or any licensor’s pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or any licensor, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement, which may not be possible or could require substantial funds and time;
•	stop using the subject matter claimed in patents held by others, which could cause us to lose the use of one or more of our drug candidates;
•	pay damages royalties, or other amounts; or
•	grant a cross license to our patents to another patent holder.

We expect that, as our drug candidates move further into clinical trials and commercialization and our public profile is raised, we will be more likely to be subject to such claims.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license or have otherwise acquired rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses and have acquired certain assets and rights that are important to our business and we may enter into additional licenses or acquire additional assets and rights in the future. We currently hold licenses from the Medical College of Wisconsin, UCSF, LICR, BioWa, Lonza, and Sanofi and have acquired certain assets and rights from Savant. These licenses and acquisition agreements impose various commercial, contingent payments, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor or Savant may have the right to terminate the license or take back rights or assets, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

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

An inactive market may also impair our ability to raise capital to continue as a going concern and to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

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

Our ability to re-list our common stock on a national securities exchange is subject to us meeting applicable listing criteria.

We intend to apply for our common stock to be re-listed on a national securities exchange. In addition, we are exploring numerous strategic transactions to effect a listing on a national securities exchange, including by completing a reverse merger or sale. However, no assurances can be given regarding our ability to achieve a listing in a timely manner or at all. Each national securities exchange requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria will prevent us from listing our common stock on a national securities exchange. In the event we are unable to uplist our common stock, our common stock will continue to trade on the OTC Pink marketplace operated by OTC Markets Group, Inc.

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

           If we are unable to maintain our financial controls, or we identify material weaknesses or significant deficiencies in the future, our operating results might be harmed, we may fail to meet our reporting obligations or fail to prevent or detect material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or stockholder litigation, which could have an adverse effect on our results of operations and the market price of our common stock.

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

Our stock price is volatile and from January 31, 2013, the first day of trading of our common stock, to March 7, 2017, our stock had high and low sales prices in the range of $66.00 to $0.44 per share. The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	the availability of a 505(b)(2) development pathway for the potential approval by FDA of benznidazole;
•	delay or failure in initiating or completing preclinical studies or clinical trials, or unsatisfactory results of these trials and the resulting impact on ongoing product development;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	announcements regarding equity or debt financing transactions;
•	sales or potential sales of substantial amounts of our common stock or securities convertible into our common stock;
•	announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions;
•	developments concerning our development partner, licensors or product candidate manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries and the economy as a whole;
•	governmental regulation and legislation;
•	recruitment or departure of members of our board of directors, management team or other key personnel;

•	changes in our operating results;
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

Our common stock may be considered to be a “penny stock” and, as such, any market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share, our common stock will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limits the liquidity of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 75% of our common stock as of March 7, 2017. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors, executive officers and the holders of more than 5% of our common stock, or their affiliates or associates, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 7, 2017, we had 14,977,397 shares of common stock outstanding, of which 11,296,884 shares were held by directors, officers and stockholders who hold greater than 5% of our common stock.

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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has sometimes been instituted against these companies. For example, in December 2015, several putative class action lawsuits were filed against us, all of which were settled prior to our emergence from bankruptcy. Additional litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2018, the end of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement filed under the Securities Act.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a facility in Brisbane, California.  The lease commenced in April 2016 and was to expire in March 2017. On February 16, 2017, we amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceedings

We filed for protection under Chapter 11 of Title 11 of the United States Code on December 29, 2015, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court (Case No. 15-12628 (LSS).  Our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, was approved by the Bankruptcy Court on June 16, 2016 and went effective on June 30, 2016, or the Effective Date.  As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32.0 million.

Securities Class Action Litigation

On December 18, 2015, a putative class action lawsuit (captioned Li v. KaloBios Pharmaceuticals, Inc. et al., 5:15-cv-05841-EJD) was filed against us in the United States District Court for the Northern District of California, or the Class Action Court, alleging violations of the federal securities laws by our Company, Herb Cross, our former officer and Martin Shkreli, our former Chairman and Chief Executive Officer.  On December 23, 2015, a putative class action lawsuit was filed against us in the Class Action Court (captioned Sciabacucchi v. KaloBios Pharmaceuticals, Inc. et al., 3:15-cv-05992-CRB), similarly alleging violations of the federal securities laws by our Company and Mr. Shkreli.  On December 31, 2015, a putative class action lawsuit was filed against us in the Class Action Court (captioned Isensee v. KaloBios Pharmaceuticals, Inc. et al., Case No. 15-cv-06331-EJD) also alleging violation of the federal securities laws by our Company, a former officer and Mr. Shkreli.  On April 18, 2016 an amended complaint was filed in the Isensee suit, adding Herb Cross and Ronald Martell, our former executive chairman as defendants. On April 28, 2016, the Class Action Court consolidated these cases, which we refer to collectively as the Securities Class Action Litigation, and appointed certain plaintiffs as the lead plaintiffs.  The lead plaintiffs in the Securities Class Action Litigation were seeking damages of $20.0 million on behalf of all the affected members of the class represented in the Securities Class Action Litigation, or the Securities Class Action Members.

On June 16, 2016, a settlement stipulation, or the Securities Class Action Settlement, was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required us to issue 300,000 shares of common stock and submit a payment of $250,000 the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members.  We refer to the consideration owed to the Securities Class Action Members under the Securities Class Action Settlement as the Securities Class Action Settlement Consideration.  Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration.  The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, us, Ronald Martell, Herb Cross and all of our past, present and future directors, officers and employees, excluding Mr. Shkreli.  Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration.  Such Securities Class Action Members, to the extent they properly exclude themselves from Securities Class Action Settlement and have timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims.  Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of our common stock that was issued and outstanding when our bankruptcy case was filed. Such claims are also subject to our objection or other response.

Our agreement to the Securities Class Action Settlement was not in any way an admission of our wrongdoing or liability. On January 20, 2017, the Court granted preliminary approval of the Securities Class Action Settlement and set a final approval hearing for May 11, 2017.

As of December 31, 2016 the 300,000 shares of our common stock have been issued and the $250,000 payment has been made.

BioWa, Inc. Litigation

On October 17, 2016, Kyowa Hakko Kirin Co., Ltd. and BioWa, Inc. filed a patent infringement Complaint (captioned KYOWA HAKKO KIRIN CO., LTD. and BIOWA, INC., v. ARAGEN BIOSCIENCE, INC. and TRANSPOSAGEN BIOPHARMACEUTICALS, INC., Case 3:16-cv-05993-JD) in Federal District court against Aragen Bioscience, Inc. and Transposagen Biopharmaceuticals, Inc., alleging infringement of three United States Patents that are currently licensed to us. On January 17, 2017, the Defendants filed an Amended Answer and Counterclaims. One of the Defendants’ counterclaims sought a declaratory judgment that the three asserted patents are invalid. The litigation is ongoing.

PIPE Litigation

On January 7, 2016, certain investors, or the PIPE Claimants, commenced an adversary proceeding (captioned Gregory Rea, et al. v. KaloBios Pharmaceuticals, Inc., Adv. Pro. No. 16-50001 (LSS)) in the Bankruptcy Court against us, alleging implied trust theories, breach of contract, fraud and violations of the federal securities laws in connection with the PIPE Claimants’ purchase of our common stock in a private placement equity transaction in December 2015, or the Private Placement.  The PIPE Claimants also raised certain other objections to our bankruptcy proceeding.  The PIPE Claimants sought an aggregate total of approximately $6.9 million in damages.

On May 9, 2016, the Bankruptcy Court entered an order approving a settlement stipulation between us and the PIPE Claimants, or the PIPE Settlement.  The PIPE Settlement was contingent on certain conditions set forth therein, including the effectiveness of the Plan.  On the Effective Date, and per the terms of the PIPE Settlement, we became obligated to issue 327,608 shares to the PIPE Claimants and make a payment of $250,000 to the PIPE Claimants for the purpose of satisfying expenses related to the PIPE Settlement.  Our agreement to the PIPE Settlement was not in any way an admission of our wrongdoing or liability. The PIPE Litigation was discontinued on September 23, 2016. As of December 31, 2016, the 327,608 shares have been issued and the $250,000 payment has been made.

Claim by Marek Biestek

Marek Biestek was a director of the Company who, while not a plaintiff in the PIPE Litigation, filed a proof of claim alleging damages from the Private Placement and filed an objection to the confirmation of our Plan.  To resolve his objection to the Plan and his proof of claim, we settled with him individually by issuing him 3,750 additional shares of common stock. Mr. Biestek, as a former director of the company, was excluded from the Securities Class Action Members and therefore received nothing from the Securities Class Action Litigation.

Governance Agreement

Pursuant to the Plan, on June 30, 2016, we entered into a Corporate Governance Agreement (the “Governance Agreement”) with Martin Shkreli, our former Chief Executive Officer, former Chairman and former controlling stockholder, which provides for certain terms and conditions regarding the acquisition, disposition, holding and voting of our stock by Mr. Shkreli. The Governance Agreement applies to all common stock owned by Mr. Shkreli or affiliates he controls.

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

Also, under the terms of the Governance Agreement, Mr. Shkreli will not have any right to nominate directors to the our Board of Directors and agreed in connection with any stockholder vote to vote his shares in proportion to the votes of our  public stockholders. The Governance Agreement also prohibits Mr. Shkreli or his affiliates for a period of 24 months after the date of the Governance Agreement, from, among other things:

•	purchasing any of our stock or assets;
•	participating in any proposal for any merger, tender offer or other business combination, or similar extraordinary transaction involving our Company or any of our subsidiaries;
•	seeking to control or influence the management, our Board or the our policies; or
•	submitting any proposal to be considered by our stockholders.

In addition, any material transaction between Mr. Shkreli or his associates and us, or relating to the Governance Agreement, cannot be taken without the prior approval of our Board.

The Governance Agreement provides for a mutual release between us and Mr. Shkreli of all claims and liabilities existing as of the date of execution.

On August 25 and August 26, 2016, Mr. Shkreli sold all of his shares of our Company to third party investors in private transactions.

Releases, Exculpation, Injunction and Discharge Provisions

Section 10.3 of the Plan provides certain releases, including the following: (i) releases by us, subject to certain exclusions, of claims and causes of action against (a) our officers, directors, employees, advisors and certain related persons who acted in such capacity on or after the Petition Date and (b) the Black Horse Entities and Nomis, as well as their respective current and former directors and officers, partners, advisors and certain other related parties, or collectively, the Released Parties; (ii) releases by holders of claims and interests, subject to certain exclusions, of claims and causes of action against us and Released Parties; (iii) mutual releases between us and the PIPE Claimants, for the benefit of each and certain related parties, as contemplated by the PIPE Settlement; and (iv) releases as contemplated by the Securities Class Action Settlement. All our claims and causes of action or those of our bankruptcy estate not expressly released by us under the Plan or pursuant to another Bankruptcy Court order are expressly reserved to us under the Plan.

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

Additional Information

For additional information on the foregoing bankruptcy proceeding, including with respect to our bankruptcy related financing arrangements, our arrangements with Savant and details on the Governance Agreement, see Note 2, 6 and 10 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated by reference into this Item.

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

The following table sets forth the high and low intraday sale prices per share of our common stock for the quarterly periods beginning January 1, 2015 through January 13, 2016 as reported by The NASDAQ Global Market. The following table also sets forth the high and low intraday sales prices per share of our common stock for the quarterly periods beginning January 13, 2016 through December 31, 2016 based on information provided by OTC Markets Group, Inc. The over-the-counter market quotations set forth for our common stock reflect  inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The market prices set forth below have been adjusted to give retroactive effect to the Company’s one-for-eight reverse stock split of its outstanding common stock on July 13, 2015.

	High	Low
2016
4th Quarter	$4.75	$2.17
3rd Quarter	$6.00	$3.18
2nd Quarter	$8.70	$2.51
1st Quarter	$23.59	$1.02

2015
4th Quarter	$45.82	$0.44
3rd Quarter	$5.08	$1.71
2nd Quarter	$5.68	$3.28
1st Quarter	$15.60	$2.88

Holders of Common Stock

As of March 7, 2016, we had 14,977,397 shares of common stock outstanding held by approximately 45 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued and sold its securities in the unregistered transactions described below in the three months ended December 31, 2016.

•
On November 7, 2016, the Company issued 25,000 shares of restricted common stock to MZHCI, an investor relations consultant.  The shares are subject to a six month restriction. The fair value of the shares issued based on the closing price on November 7, 2016 was $77,500.

•
On November 15, 2016, the Company issued 40,000 shares of restricted common stock to Batuta Capital Advisors LLC, a financial advisor in return for services.  The shares are subject to a six month restriction. The fair value of the shares issued based on the closing price on November 15, 2016 was $120,000.

•
On December 1, 2016, the Company issued a warrant to Caribbean Consulting Partners, LLC to purchase up to an aggregate of 25,000 shares of common stock at an exercise price of $4.00 per share.  The warrant expires on the one year anniversary of its issuance and had a fair value of approximately $40,000. The warrant provides that if the Company declares a dividend, or makes any other distribution of its assets, to holders of common stock, then the warrant holder shall be entitled to participate in such dividend or distribution to the same extent that the holder would have participated had it held the number of shares of common stock acquirable upon complete exercise of the warrant. The warrant was issued in connection with the engagement agreement related to certain investor relations activities.

The foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. Please see Notes 8 and 10 to the Consolidated Financial Statements in this Form 10-K for more information regarding these transactions.

Repurchases of Equity Securities

During the applicable periods, we did not repurchase any of our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward‑looking statements that involve risks and uncertainties. For additional discussion, see “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” above.

Overview

We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing our Responsible Pricing Model in the commercialization of our products that may be approved. Our lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. We are developing one of our proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring partnering opportunities to enable development of ifabotuzumab (another of our proprietary monoclonal antibodies, formerly known as KB004), for the potential treatment of serious pulmonary conditions and certain rare solid and hematologic cancers, and KB001-A which was being developed for the treatment of cystic fibrosis. With a focus on neglected, rare and orphan diseases, we believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, or PRVs, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Upon regulatory approval of any of our products, we intend to apply our Responsible Pricing Model, which focuses on affordability for patients and payers, transparency for all stakeholders, and delivery of a reasonable return in recognition of the risks we are taking in our development efforts.

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease and we believe is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA for use in the United States. On June 30, 2016, we acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole.  We believe benznidazole as a treatment for Chagas disease could qualify for priority review and potentially other FDA regulatory incentives, and to receive a PRV if FDA approves the drug for marketing.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine for the growth of certain hematologic malignancies and solid tumors and may be implicated in other serious conditions. Consistent with our strategic focus on neglected and rare diseases, in July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. We may assess interim data from the lenzilumab CMML Phase I study to determine the feasibility of rapidly commencing a Phase I study in JMML patients, or explore progressing directly with the JMML Phase I study. JMML is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating serious pulmonary conditions as well as solid tumors and hematologic malignancies. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies. We are evaluating partnering opportunities for ifabotuzumab.

We also have an additional drug candidate, KB001-A, a recombinant, PEGylated, anti‑Pseudomonas PcrV high‑affinity Fab antibody that we are no longer developing, but for which we are seeking strategic options including sale, license or partnerships.

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

Our company has undergone a significant transformation in the last year. As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see Part I, Item 1, “Business—Bankruptcy” and Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have incurred significant losses and had an accumulated deficit of $240.6 million as of December 31, 2016. We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

The consolidated financial statements for the year ended December 31, 2016 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Some of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees to:

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

Revenue Recognition

Our contract revenue to date has been generated primarily through license agreements and research and development collaboration agreements. Contract revenue may include nonrefundable, non‑creditable upfront fees, funding for research and development efforts, and milestone or other contingent payments for achievements with regards to our licensed products. We did not materially modify any previous material collaboration agreements or enter into any new such agreements from 2011 through the end of 2016.  All collaboration agreements have been accounted for in accordance with the accounting guidance applicable to such arrangements prior to our adoption of Accounting Standards Update, or ASU, 2009‑13, Multiple‑Deliverable Revenue Arrangements, and ASU 2010‑17, Revenue Recognition—Milestone Method, each of which we adopted on a prospective basis on January 1, 2011.

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

Liabilities Subject to Compromise

Liabilities subject to compromise is our estimate of known or potential pre-petition claims to be resolved in connection with our Chapter 11 bankruptcy case (the “Bankruptcy Case”). Such claims remain subject to future adjustments. Payment terms for liabilities subject to compromise are established as part of the Plan.

We applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Consolidated Statements of Operations and Comprehensive Loss. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company’s Chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the Consolidated Statements of Cash Flow. As of December 31, 2015, we had not incurred or paid significant amounts related to our reorganization.

As of December 31, 2015, we had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with our exit from bankruptcy, we reclassified remaining Liabilities subject to compromise totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For the year ended December 31, 2016, we paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors, wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. As of December 31, 2016, approximately $0.4 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the year ended December 31, 2016, Reorganization items, net consisted of the following charges:

Year ended
(in thousands)	December 31, 2016
Legal fees	$4,870
Professional fees	1,218
Debtor-in-possession financing costs	1,143
Beneficial conversion on debtor-in-possession financing	484
Fair value of shares issued to officer and directors for service in bankruptcy	700
Gain on lease termination	(227)
Total reorganization items, net	$8,188

Recently Issued Accounting Pronouncements

 For a discussion of new accounting pronouncements, see Note 3, Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007, during which we recognized a one‑time license payment from Novartis. At December 31, 2016, we had an accumulated deficit of $240.6 million, primarily as a result of research and development and general and administrative expenses as well as costs incurred in reorganization. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015
External Costs
KB001	$22	$1,176
Lenzilumab	304	340
Ifabotuzumab	214	5,199
Benznidazole	5,543	-
Internal costs	4,366	10,006
Total research and development	$10,449	$16,721

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development including working to obtain FDA approval for benznidazole for the treatment of Chagas disease and in continuing the Phase 1clinical trial of lenzilumab in patients with CMML.  Historically, we have also incurred significant costs related to KB001-A, our former respiratory program for lenzilumab and the development of ifabotuzumab. Depending on the results of our development efforts for lenzilumab in CMML we expect to incur substantial costs to prepare for potential clinical trials and activities for lenzilumab in JMML.

General and Administrative Expenses

General and administrative expenses consist principally of personnel‑related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2016 and 2015, general and administrative expenses were $8.4 million and $14.3 million, respectively.

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Increase/ (Decrease)
(in thousands)	2016	2015	in thousands	%
Operating expenses:
Research and development	$10,449	$16,721	$(6,272)	(38)
General and administrative	8,376	14,296	(5,920)	(41)
Litigation accrual expense	-	3,335	(3,335)	(100)
Loss from operations	(18,825)	(34,352)	(15,527)	(45)
Interest expense	(131)	(842)	(711)	(84)
Interest income	-	29	(29)	(100)
Other income (expense), net	125	(213)	(338)	(159)
Reorganization items, net	(8,188)	-	8,188	100
Net loss	$(27,019)	$(35,378)	$(8,359)	(24)

Research and development expenses decreased $6.3 million in 2016 from $16.7 million for the year ended December 31, 2015 to $10.4 million for the year ended December 31, 2016. The decrease is primarily attributable to the termination of our respiratory development program for KB001-A, the reduction in our development work with ifabotuzumab and reductions in our research and development personnel in 2015, partially offset by increased spending for benznidazole development for Chagas disease. We expect our research and development expenses will increase in 2017 compared to 2016, primarily due to the development of benznidazole for Chagas disease.

General and administrative expenses decreased $5.9 million in 2016 from $14.3 million for the year ended December 31, 2015 to $8.4 million for the year ended December 31, 2016. The decrease in general and administrative expenses is primarily attributable to the costs incurred in 2015 from the reduction in personnel and related severance and restructuring costs and stock based compensation in connection with a December 2015 warrant issuance, incurred in 2015 which did not recur in 2016. We expect our general and administrative expenses to continue to decrease in 2017 as compared to 2016 levels.

Litigation accrual expense decreased $3.3 million in 2016, from $3.3 million for the year ended December 31, 2015 to zero for the year ended December 31, 2016. The litigation accrual expense recorded in 2015 related to the accrual for the settlement of both the PIPE and class action lawsuits.  No such expense was incurred in 2016.

Reorganization items, net increased $8.2 million in 2016, from zero for the year ended December 31, 2015 to $8.2 million for the year ended December 31, 2016 due to the amounts incurred related to the Plan, including legal fees of $4.9 million, $1.2 million in other professional fees, $0.7 million related to the fair value of common shares issue to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million.

Interest expense of $0.8 million recognized for the year ended December 31, 2015 was related to the Loan and Security Agreement with MidCap Financial SBIC LP that was entered into by the Company in September 2012.  The loan was paid off in the fourth quarter of 2015. Interest expense of $131,000 recognized for the year ended December 31, 2016 is comprised of $46,000 related to the debtor-in-possession financing entered into on April 1, 2016, $61,000 related to the promissory notes issued to certain vendors in accordance with the Plan and $24,000 related to interest and loan issuance costs related to the December Term Loan (as defined below).

Other income (expense), net for the year ended December 31, 2016 primarily consisted of foreign currency gains related to the payment of bankruptcy liabilities in foreign currencies. Other income (expense), net for the year ended December 31, 2015 primarily consisted of foreign currency gains and losses and realized gains and losses on the sale of investments.

Income Taxes

As of December 31, 2016, we had net operating loss carryforwards of approximately $146.8 million to offset future federal income taxes which expire in the years 2021 through 2036, and approximately $137.0 million that may offset future state income taxes which expire in the years 2017 through 2036. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $64.2 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings and private placements of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At December 31, 2016, we had cash and cash equivalents of $2.9 million.  As of March 7, 2017, we had cash and cash equivalents of $191,000.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
(In thousands)	2016	2015

Net cash (used in) provided by operating activities
Operating activities	$(20,961)	$(29,063)
Investing activities	103	30,097
Financing activities	15,333	(3,526)
Net decrease in cash and cash equivalents	$(5,525)	$(2,492)

Net cash used in operating activities was $21.0 million and $29.1 million for the years ended December 31, 2016 and 2015, respectively. The primary use of cash in 2015 was to fund our operations related to the development of our product candidates, whereas the primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $21.0 million for the year ended December 31, 2016 primarily related to our net loss of $27.0 million, adjusted for non-cash items, such as $1.6 million related to reorganization items related to the debtor-in-possession financing, $1.4 million related to the issuance of stock to our CEO and two directors, $0.4 million related to the issuance of warrants to Savant in connection with the acquisition of certain rights related to the benznidazole license, $0.2 million related to a net gain on lease termination, other non-cash items of $1.2 million and net cash inflows of $1.6 million related to changes in operating assets and liabilities, primarily Liabilities subject to compromise, Accounts payable and Accrued expenses.

 Net cash used in operating activities of $29.1 million for the year ended December 31, 2015 primarily related to our net loss of $35.4 million, adjusted for non-cash items such as accrual of litigation settlement expense of $2.8 million, the issuance of warrants in exchange for services of $2.5 million, $2.0 million of stock-based compensation expense, $1.0 million relating to the fair value of stock options that were modified due to executive retirement and restructuring activities, depreciation and amortization of $0.2 million and non-cash expense related to interest and the financing derivative of $0.4 million, offset by  net cash outflows of $2.6 million related to changes in operating assets and liabilities, primarily Accounts payable and Accrued expenses.

Net cash provided by investing activities was $0.1 million for the year ended December 31, 2016, primarily related to the reduction in restricted cash related to the termination of our office lease in South San Francisco.  Net cash provided by investing activities was $30.1 million for the year ended December 31, 2015, primarily related to proceeds from maturities of marketable securities of $33.4 million, partially offset by purchases of investments of $3.7 million.

Net cash provided by financing activities was $15.3 million for the year ended December 31, 2016 related to the debtor-in-possession and bankruptcy-related equity financings and proceeds from the December Term Loan (as defined below). Net cash used in financing activities was $3.5 million for the year ended December 31, 2015 related to an increase in restricted cash of $8.3 million associated with notes payable, $3.4 million related to payments on our borrowings obligations, offset by $8.2 million in proceeds from the issuance of common stock.

In connection with our emergence from bankruptcy, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11 as well as to fund our current working capital needs. We also closed on a $3.0 million term loan in December 2016 (the “December Term Loan”), providing additional working capital. However, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the availability of a 505(b)(2) development pathway for the potential approval by FDA of benznidazole;
•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

We are pursuing efforts to raise additional capital from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

 Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period
(in thousands)		Less than	1 to 3	4 to 5	After
	Total	1 year	years	years	5 years
Lease obligations	$442	$240	$202	$—	$—
Principal payments on term loans	3,315	3,315	—	—	—
Interest payments on term loans	260	260	—	—	—
Commitment fee payments on term loans	152	152	—	—	—
Principal payments on notes payable to vendors	1,213	—	1,213	—	—
Interest payments on notes payable to vendors	364	—	364	—	—

Total	$5,746	$3,967	$1,779	$—	$—

Operating Leases

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

Concurrent with the termination of this lease, we entered into a lease agreement for a new facility in Brisbane, California. The new lease commenced in April 2016 and was to expire on March 31, 2017. On February 16, 2017, we amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018. The minimum lease payments presented in the table above include payments due under the amended lease that expires on September 30, 2018.

Notes Payable

The Loan and Security Agreement provided for the borrowing of up to $15 million. In June 2013, we entered into an amendment to the Loan and Security Agreement, or the First Amendment, to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014, and to require us to draw that amount, which we did in May 2014. In connection with the First Amendment, we issued a warrant to purchase up to 6,193 shares of our common stock with an exercise price of $96.88 per share. The warrant expires on the tenth anniversary of its issuance date and had an initial fair value of $130,000, which represents financing fees, was included in other assets and was being amortized as non‑cash Interest expense over the remaining term of the Loan and Security Agreement using the effective interest method. We estimated the fair value of this warrant using the Black‑Scholes option‑pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk‑free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock.

In November 2015, we elected to exercise our prepayment right to repay the loan in full and paid MidCap Financial $6.6 million in full settlement of the remaining outstanding principal balance, accrued interest, an exit fee and a reduced prepayment fee of 1%.  The prepayment resulted in a gain on extinguishment of debt of $61,000 in the fourth quarter of 2015. Refer to Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the Loan and Security Agreement.

2015 Financing Transactions

On December 3, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) relating to a private placement of up to an aggregate 511,596 shares of common stock at a purchase price of $29.32 per share, or up to $15 million (the “Private Placement”).  On December 15, 2015 the Securities Purchase Agreement was amended resetting the share price for all Purchasers other than those Purchasers who were directors, officers, employees or consultants of the Company to $24.86.  Upon closing of the Private Placement, we issued 326,698 shares of common stock to the Purchasers for an aggregate of $8.2 million.

2016 Financing Transactions

Credit Agreement

On April 1, 2016,  we entered into the Credit Agreement with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3,000,000 (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $191,000 (the “Upfront Fee”) and required the payment by us to the Lenders of a commitment fee equal to $150,000 (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, we used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to our plan of reorganization, the payment of certain fees and expenses owed to BHCMF and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of our plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of our debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, we also paid $406,000 to BHC in payment of its fees and expenses and $285,000 to Nomis in payment of its fees and expenses.

2016 Securities Agreement

 Also on April 1, 2016, we entered into the Securities Purchase Agreement, or the SPA, with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11,000,000 (the “Exit Financing”) plus an exit financing commitment fee of $770,000 payable by us to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and we issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11,000,000, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, we paid $427,000 to BHC in payment of its fees and expenses and $304,000 to Nomis in payment of its fees and expenses.

Notes Payable to Vendors

On June 30, 2016, we issued promissory notes in an aggregate principal amount of approximately $1,212,000 to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of December 31, 2016, we have accrued $61,000 in interest related to these promissory notes.

December Term Loan

On December 21, 2016, we entered into a Credit and Security Agreement (the “December Term Loan”) with BHCMF, as administrative agent and lender, BHC, as a lender, Cheval, as a lender and Nomis, as a lender (collectively, the “Lenders”). The December Term Loan provides for a credit facility in the original principal amount of $3,315,000, provides an original discount equal to $265,000 (the “Upfront Fee”) and requires the payment by us to the Lenders of a commitment fee equal to $153,000 (the “Commitment Fee”). In accordance with the terms of the December Term Loan, we are required to use the proceeds for general working capital, the payment of certain fees and expenses owed to BHCMF and the Lenders and other costs incurred in the ordinary course of business.

The outstanding principal balance of the December Term Loan, plus accrued interest and fees, are due on the earlier of acceleration after an event of default under the agreement, or October 31, 2017.  However, to the extent we raise capital through any SEC-registered stock offering, 50% of such offering’s proceeds (net of costs) are required to be used to pay down the December Term Loan. Our obligations under the December Term Loan are secured by a first priority interest in all of our real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

For further discussion of the 2015 and 2016 financing transactions, please refer to Notes 2, 7 and 10 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K.

Contracts

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones.

The Company records upfront and milestone payments made to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on pages F-1 through F-33.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the certain changes in our internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our Chief Executive Officer and Interim Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

In our 2015 Annual Report on Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2015, was due to the following material weaknesses which each reflect our limited number of accounting and financial reporting personnel and high levels of turnover in our personnel responsible for performing activities related to our internal control over financial reporting: (i) an inability to complete our financial statement close process in a timely and accurate manner; (ii) an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel; and (iii) a lack of technical competency in review and approval of financial reporting processes.

During 2016, our management remediated the material weaknesses identified above by, among other things, (i) adding highly qualified accounting and financial reporting personnel and consultants, (ii) modifying our internal processes to ensure a proper segregation of duties and oversight, and (iii) establishing a formal disclosure committee comprised of managers from all functional areas of the Company who are now closely engaged in our quarterly and annual reporting and filing process.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Director
Name	Age	Principal Occupation	Since
Cameron Durrant, M.D., MBA,	56	Chairman and Chief Executive Officer, KaloBios Pharmaceuticals, Inc.	2016
Ronald Barliant, JD	71	Of Counsel, Goldberg Kohn, Ltd.	2016
Dale Chappell, M.D., MBA	46	Managing Member, Black Horse Capital Management LLC	2016
Timothy Morris, CPA	55	Chief Financial Officer, AcelRx Pharmaceuticals, Inc.	2016
Ezra Friedberg	47	General Partner, Multiplier Capital	2016

Cameron Durrant, M.D., MBA, has served as a member and Chairman of our Board since January 2016, and as our Chief Executive Officer since March 2016. From May 2014 to January 2016, Dr. Durrant served as Founder and Director of Taran Pharma Limited, a private semi-virtual specialty pharma company developing and registering treatments in Europe for orphan conditions. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc., a subsidiary of Hi-Tech Pharmacal Co., Inc., from September 2012 to April 2014. From January 2010 to September 2012, Dr. Durrant served as a consultant to several biopharma companies, as the Founder, CEO, CFO and director of PediatRx, Inc. and on the boards of several privately-held healthcare companies. He previously served as CEO of PediaMed Pharmaceuticals and has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck.  Dr. Durrant has been a director of Immune Pharmaceuticals Inc. since July 2014 and serves on the boards of directors of several privately held healthcare companies.  Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, his DipCH from the Melbourne Academy, Australia and his MBA from Henley Management College, Oxford, UK. Dr. Durrant brings to the Board extensive experience as a pharma/biotech entrepreneur, operating executive and board member, as well as his day to day operating experience as our Chief Executive Officer.

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

Dale Chappell, M.D., MBA, has served as a member of our Board since June 2016.  Dale Chappell is the managing member of Black Horse Capital Management LLC, a private investment manager that specializes in biopharmaceuticals with a particular focus on distressed and turn-around situations, a position he has held since 2002. Dr. Chappell has served as CEO, President and CFO of L’Isola US Holdings Inc., a private investment company with holdings in the hospitality industry, since April 2015 and also serves on the boards of directors of several private companies. Prior to his current position, Dr. Chappell was an associate with Chilton Investment Company, covering healthcare. Previously, Dr. Chappell was an analyst at W.P. Carey & Company, and before moving into the business sector, he was a Howard Hughes Medical Institute fellow at the National Cancer Institute where he studied tumor immunology.  Dr. Chappell received his MD from Dartmouth Medical School and his MBA from Harvard Business School.  Dr. Chappell brings to the Board his extensive experience in dealing with companies facing challenging situations in the biopharmaceuticals industry, as well as the perspective of a significant shareholder in the Company.

Timothy Morris, CPA has served as a member of our Board since June 2016.  Mr. Morris has served as the Chief Financial Officer of AcelRx Pharmaceuticals, Inc. since March 2014.  In April 2015, he also assumed the role of Head of Business Development for AcelRx.  From November 2004 to December 2013, Mr. Morris served as Senior Vice President Finance and Global Corporate Development, Chief Financial Officer of VIVUS, Inc. a biopharmaceutical company.  From September 2001 to November 2004, Mr. Morris was CFO, SVP Finance, Manufacturing and Administration for Questcor Pharmaceuticals, Inc., a specialty pharmaceutical company. He was a member of the Office of the President at Questcor from August 2004 to November 2004. Mr. Morris served as a non-executive director of PAION Inc., the US subsidiary of PAION AG, a publically traded company based in Germany. Mr. Morris received his BS in Business with an emphasis in Accounting from California State University, Chico, and is a Certified Public Accountant.  Mr. Morris brings to the Board valuable operational experience with public companies in the biopharmaceutical industry, particularly in the areas of finance and corporate development.

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

Name	Age	Position
Cameron Durrant, M.D., MBA	56	Chief Executive Officer
David L. Tousley, MBA, CPA	61	Interim Chief Financial Officer
Morgan Lam	52	Chief Scientific Officer

Cameron Durrant, M.D, MBA has served as our Chief Executive Officer since March 2016.  See “-–Directors” for Dr. Durrant’s biographical information.

David L. Tousley, MBA, CPA has served as our Interim Chief Financial Officer since October 2016.  Mr. Tousley is currently the Principal of Stratium Consulting Services, assisting companies with strategic and financial planning and management.   Most recently, Mr. Tousley served as the Chief Financial Officer for DARA Biosciences, a publicly traded specialty pharmaceutical company focused on oncology treatment and oncology supportive care. Mr. Tousley has over 35 years of business experience including biotech, specialty pharmaceuticals and full phase pharmaceutical companies. He has held President, Chief Operating Officer and Chief Financial Officer roles in companies such as Pasteur, Merieux, Connaught, (known today as Sanofi-Pasteur), AVAX Technologies, Inc., airPharma, LLC, and PediaMed Pharmaceuticals, Inc., and has led companies in all aspects of operations, including pharmaceutical development. He has managed in both the private and public company environment, taking companies public, raising in excess of one hundred million dollars in debt and equity financings and has led business development activities, including joint ventures, partnerships, acquisitions and divestitures in the U.S., Europe and Australia. Mr. Tousley is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, holds an undergraduate degree from Rutgers College and earned his MBA in accounting from Rutgers Graduate School of Business.

Mr. Tousley is serving as interim Chief Financial Officer pursuant to an engagement agreement between himself and us, or the Engagement Agreement. The engagement agreement expired in accordance with its terms in November 2016, but Mr. Tousley continues to perform services in accordance with the original terms. Under the Engagement Agreement as currently being performed, we pay Mr. Tousley at a rate of $225 per hour and reimburse him for travel and out of pocket expenses incurred in connection therewith.  Mr. Tousley’s services may be discontinued at any time without penalty.

Morgan Lam was appointed as Chief Operating Officer in February 2016 and promoted to Chief Scientific Officer in September 2016. Prior to his appointment as Chief Operating Officer, Mr. Lam previously served as our Head of Clinical Operations from May 2015 through January 2016. Mr. Lam served as Executive Director, Medical Affairs of Geron Corporation, a biopharmaceutical company, from May 2010 to May 2015 and as Clinical Program Leader at Genentech, Inc. from September 2005 through May 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and 10% stockholders to file reports of ownership of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us related to the year ended December 31, 2016, all such reports were made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at http://ir.kalobios.com/corporate-governance.cfm.

Audit Committee Matters

We have established an audit committee of the Board, which is currently comprised of Mr. Morris, as chair of the Committee, and Mr. Barliant and Mr. Friedberg. The Board has determined that Mr. Morris is an audit committee financial expert. Because we are not listed on a national securities exchange and there are no listing standards applicable to us, the Board makes determinations as to director independence based on the definition under the NASDAQ rules.  Consistent with the discussion in Item 13 below regarding director independence, the Board has determined that each member of the Audit Committee is currently independent.

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2016 and December 31, 2015, information regarding the compensation awarded to, earned by or paid to our two most highly compensated executive officers and all individuals serving as our principal executive officer during the fiscal year ended December 31, 2016. We refer to these officers as our “named executive officers.”

						All
				Stock	Option	Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(4)	($)(5)	($)(6)	($)
Cameron Durrant, M.D., MBA (1)	2016	500,000	(7)	608,768	2,312,588	16,833	3,438,189
Chairman & Chief Executive Officer
Morgan Lam (2)	2016	357,500	70,000		221,720	-	649,220
Chief Scientific Officer
David L. Tousley, MBA, CPA (3)	2016	-	-		-	333,788	333,788
Interim Chief Financial Officer

(1)	Appointed as Chairman January 7, 2016 and as Chief Executive Officer on March 1, 2016.
(2)	Appointed as Chief Operating Officer on February 1, 2016 and promoted to Chief Scientific Officer on September 13, 2016.
(3)	Appointed as Interim Chief Financial Officer on October 14, 2016.
(4)
The amounts in this column represent the aggregate grant date fair value of stock awards granted to Dr. Durrant related to his service during bankruptcy proceedings, computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(5)
The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(6)
Amounts reflected in this column for fiscal year 2016 are (a) for Dr. Durrant, $16,833 in Board fees paid to Dr. Durrant prior to his becoming Chairman and Chief Executive Officer and (b) for Mr. Tousley, $333,788 in consulting fees for services rendered in 2016, pursuant to his Engagement Agreement.

(7)
The Board has not yet determined Dr. Durrant’s bonus for 2016. The Board expects to determine Dr. Durrant’s bonus during March 2017, and will file a Current Report on Form 8-K to report any bonus awarded, including the portion of any such bonus to be paid in shares of the Company’s common stock. Dr. Durrant has agreed to defer receipt of any bonus that may be approved by the Board pending completion of a fundraising transaction.

Narrative to Summary Compensation Table

Stock Awards

As compensation for Dr. Durrant’s service during the Company’s bankruptcy proceedings, on May 24, 2016, the Board approved a one-time equity award to Dr. Durrant in an amount equal to 0.80% of the value of the Company’s common stock plus the equivalent of $100,000. Accordingly, on June 30, 2016, the Company granted 135,583 shares of common stock to Dr. Durrant. The shares underlying such equity awards are subject to a one-year holding period before they may be sold. The equity awards were determined by the Board based upon an analysis by an independent consulting group of standard compensation data for private and pre-IPO companies in the life science industry and the role of the Board and its workload during the Company’s chapter 11 bankruptcy process, among other factors.

Stock Options

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.

In 2016, we issued stock options to certain of our named executive officers.  On September 13, 2016, Dr. Durrant was issued stock options to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016. Dr. Durrant’s options were determined to have a grant date fair value of $2.3 million.

On September 13, 2016, Mr. Lam was issued stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016. Mr. Lam’s options were determined to have a grant date fair value of $221,720.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2016.

		Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name		Exercisable	Unexercisable	Price ($)	Date
Cameron Durrant, M.D., MBA	(1)	86,918	956,104	$3.38	9/13/2026
Morgan Lam	(2)	1,875	3,125	$4.72	6/1/2025
	(3)	8,333	91,667	$3.38	9/13/2026

(1)
On September 13, 2016, Dr. Durrant was issued stock options to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016.

(2)
On June 1, 2015, Mr. Lam was issued stock options to purchase 5,000 shares of the Company’s common stock at an exercise price of $4.72. One quarter of the options vested on June 1, 2016 and the remaining options will vest and become exercisable in 36 equal monthly increments thereafter.

(3)
On September 13, 2016, Mr. Lam was issued stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016.

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

Employment Agreement with Dr. Durrant

On September 13, 2016, we entered into a new employment agreement with Cameron Durrant, MD, the Company’s chairman and chief executive officer (the “Agreement”). The Agreement provides for an initial annual base salary for Dr. Durrant of $600,000 as well as eligibility for an annual bonus targeted at 60% of his salary based on the achievements of objectives set and agreed to by the Board. Such bonus may be a mix of cash and stock, as determined by the Board in its sole discretion. For calendar year 2016, Dr. Durrant’s bonus opportunity was pro-rated for the period commencing July 1, 2016 and ending on December 31, 2016 and shall be paid fifty percent in cash and fifty percent in shares of the Company’s common stock. The target bonus opportunity for calendar year 2016 would amount therefore to $180,000.  While the Board has not yet determined Dr. Durrant’s bonus for 2016, we have recorded an accrual for this amount in the Consolidated Financial Statements for the year ended December 31, 2016. The Board expects to determine Dr. Durrant’s bonus during March 2017, and will file a Current Report on Form 8-K to report any bonus awarded, including the portion of any such bonus to be paid in shares of the Company’s common stock. Dr. Durrant has agreed to defer receipt of any bonus that may be approved by the Board pending completion of a fundraising transaction. Dr. Durrant is entitled to participate in the Company’s benefit plans available to other executives, including its retirement plan and health and welfare programs.

Under the Agreement, Dr. Durrant is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Dr. Durrant’s employment for any reason other than “Cause”, or if Dr. Durrant resigns for “Good Reason” (each as defined in the Agreement), Dr. Durrant will receive twelve months of base salary then in effect and the amount of the actual bonus earned by Dr. Durrant under the agreement for the year prior to the year of termination, pro-rated based on the portion of the year Dr. Durrant was employed by the Company during the year of termination.

The Agreement additionally provides that if Dr. Durrant resigns for Good Reason or the Company or its successor terminates his employment within the three month period prior to and the 12 month period following a Change in Control (as defined in the Agreement), the Company must pay or cause its successor to pay Dr. Durrant a lump sum cash payment equal to two times (a) his annual salary as of the day before his resignation or termination plus (b) the aggregate bonus received by Dr. Durrant for the year preceding the Change in Control or, if no bonus had been received, at minimum 50% of the target bonus. In addition, upon such a resignation or termination, all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

Engagement Agreement with Mr. Tousley

Mr. Tousley is serving as interim Chief Financial Officer pursuant to an engagement agreement between himself and the Company, or the Engagement Agreement. The engagement agreement expired in accordance with its terms in November 2016, but Mr. Tousley continues to perform services in accordance with the original terms. Under the Engagement Agreement as currently being performed, we pay Mr. Tousley at a rate of $225 per hour and reimburse him for all travel and out of pocket expenses incurred in connection therewith.  Mr. Tousley’s services may be discontinued at any time without penalty.

2012 Equity Incentive Plan

On September 13, 2016, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Equity Plan from 125,000 to 1,100,000.

Director Compensation

Pursuant to our Director Compensation Program, each member of our Board of Directors during 2016 who was not our employee was eligible to receive an annual cash retainer and annual equity compensation. The annual cash retainer amounts payable to our eligible directors during 2016 were as follows:

•	Board of Directors member: $40,000;

•	Audit committee member: $10,000;

•	Audit committee chair: $20,000;

•	Compensation committee member: $6,000;

•	Compensation committee chair: $12,000;

•	Nominating and corporate governance committee member: $4,000; and

•	Nominating and corporate governance committee chair: $8,000.

The equity compensation component of our Directors Compensation Program during 2016 provided that newly appointed directors would be granted an initial option to purchase 100,000 shares of our common stock and continuing directors are eligible to receive an annual option to purchase 50,000 shares of our common stock. Initial Stock Option Grants are granted as soon as reasonably practicable following appointment to the Board and vest ratably over 36 months of continuous service following the date on which the director is appointed to our Board of Directors.  The following table shows for the fiscal year ended December 31, 2016 certain information with respect to the compensation of our non-employee directors:

	Fees Earned
	or Paid	Option	Stock	All Other
	in Cash	Awards	Awards	Compensation	Total
Name	($)(2)	($)(3)	($)(4)	($)	($)
Timothy Morris, CPA	36,000	221,720	-	-	257,720
Ronald Barliant, JD	64,000	221,720	421,099	-	706,819
David Moradi (1)	25,000	-	421,099	-	446,099
Dale Chappell, M.D., MBA	20,000	221,720	-	-	241,720
Ezra Friedberg	27,000	221,720	-	-	248,720

(1)	Mr. Moradi resigned from the Board of Directors upon emergence from bankruptcy on June 30, 2016.

(2)	The amounts in this column reflect retainers earned under the Board of Directors Compensation Program for fiscal year 2016.

(3)
The amounts in this column represent the aggregate grant date fair value of option awards to purchase 100,000 shares of our common stock granted to each director on September 13, 2016, computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. As of December 31, 2016, Messrs. Morris, Barliant, Chappell and Friedberg held outstanding options to purchase 100,000 shares of our common stock. Mr. Moradi held no options to purchase shares of common stock.

(4)
On June 30, 2016 Ronald Barliant and David Moradi were granted 93,786 shares of common stock each related to their service during bankruptcy proceedings.  The closing market price on June 30, 2016 was $4.49 per share. The amounts in this column represent the aggregate grant date fair value of such stock awards, computed in accordance with FASB ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of March 7, 2017 by:

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

Percentage ownership of our common stock is based on 14,977,397 shares of our common stock outstanding as of March 7, 2017.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 7, 2017 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o KaloBios Pharmaceuticals, Inc., 1000 Marina Boulevard, Suite 250, Brisbane, CA  94005.

	Shares of	Percentage of
	Common	Shares
	Stock Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
5% Stockholders
Entities affiliated with Black Horse Capital LP(1)	4,948,758	33.0%
Nomis Bay LTD(2)	3,719,006	24.8%
Nantahala Capital Management, LLC(3)	1,450,000	9.7%
Cortleigh Limited(4)	949,752	6.3%
Named Executive Officers and Directors
Cameron Durrant, M.D., MBA (5)	396,338	2.6%
Morgan Lam(6)	19,061	*
David L. Tousley, MBA, CPA(7)	100,000	*
Ronald Barliant, JD(8)	118,785	*
Dale Chappell, M.D., MBA(9)(12)	4,973,758	33.2%
Timothy Morris, CPA(10)	25,000	*
Ezra Friedberg(11)	25,000	*
All current executive officers and directors as a group (7 persons)(13)	5,557,942	37.1%

(1)
Number of shares based solely on information reported on the Schedule 13D filed with the SEC on July 11, 2016, reporting beneficial ownership as of June 30, 2016, by BHC, BHCMF, Cheval, Black Horse Capital Management LLC, or BH Management, and Dale Chappell.  According to the report, BHC has sole voting and dispositive power with respect to 872,977 shares, BHCMF has shared voting and dispositive power with respect to 2,040,463 shares, Cheval has shared voting and dispositive power with respect to 2,035,318 shares, BH Management has sole voting and dispositive power with respect to 2,908,295 shares and Dr. Chappell has shared voting and dispositive power with respect to 4,948,758 shares.  The business address of each of BHC, BHCMF, BH Management and Dr. Chappell is c/o Opus Equum, Inc. P.O. Box 788, Dolores, Colorado 81323. The business address of Cheval is P.O Box 309G, Ugland House, Georgetown, Grand Cayman, Cayman Islands KY1-1104.

(2)
Number of shares based solely on information reported on the Schedule 13D filed with the SEC on July 13, 2016, reporting beneficial ownership as of July 7, 2016, by Nomis.  Nomis has sole voting and dispositive power over all 3,719,006 shares. The business address of Nomis is Penboss Building 50 Parliament St., Hamilton, Bermuda HM12.

(3)
Number of shares based solely on information reported on the Schedule 13G filed with the SEC on February 14, 2017. Nantahala Capital Management, LLC (“Nantahala”) and its managing members, Wilmot B. Harkey and Daniel Mack, share voting and dispositive power with respect to the shares. The business address of each of Nantahala, Mr. Harkey and Mr. Mack is 19 Old Kings Highway South, Suite 200, Darien, Connecticut 06820.

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

(5)	Includes options to purchase 260,755 shares of common stock that may be exercised within 60 days of March 7, 2017.
(6)	Includes options to purchase 19,061 shares of common stock that may be exercised within 60 days of March 7, 2017.
(7)	Includes options to purchase 100,000 shares of common stock that may be exercised within 60 days of March 7, 2017.
(8)	Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of March 7, 2017.
(9)	Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of March 7, 2017.
(10)	Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of March 7, 2017.
(11)	Includes options to purchase 25,000 shares of common stock that may be exercised within 60 days of March 7, 2017.
(12)
Dr. Chappell is the managing member of BH Management, which is the managing member of BHC, and the controlling person of BHCMF. By virtue of these relationships, each of BH Management and Dr. Chappell may be deemed to beneficially own the Shares owned directly by each of BHC and Cheval and Dr. Chappell may be deemed to beneficially own the Shares owned directly by BHCMF.

(13)	Includes options to purchase 496,482 shares of common stock that may be exercised within 60 days of March 7, 2017.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Issuance Under
	Issued Upon	Exercise	Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	816,036	$5.13	-
Equity compensation plans not approved by security holders	1,019,799	3.38	1,980,201
Total	1,835,835	$4.15	1,980,201

(1)
Represents shares reserved for issuance under the 2001 Stock Plan and the 2012 Equity Incentive Plan, as amended and restated. On September 13, 2016, the Board approved an amendment to the 2012 Equity Incentive Plan (the “Equity Plan Amendment”) to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 shares. The Equity Plan Amendment was not approved by our stockholders. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for a discussion of the material features of the 2012 Equity Incentive Plan.

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

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of our plan of reorganization.  The maturity date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of Common Stock were issued to the Lenders in repayment of our debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited or Cortleigh.  Pursuant to the terms of the Credit Agreement, we also paid $405,145 to BHC in payment of its fees and expenses and $283,132 to Nomis in payment of its fees and expenses.

2016 Securities Purchase Agreement

On April 1, 2016, we entered into the SPA with the Lenders. The SPA provided for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of our common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11,000,000, or the Exit Financing, plus an exit financing commitment fee of $770,000 payable by us to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of Common Stock to be purchased by Nomis under the Credit Agreement and the SPA to Cortleigh or collectively with the Lenders, the Purchasers.

The consummation of the transactions contemplated by the SPA were contingent upon, among other things, our Board, upon the effectiveness of the confirmed plan of reorganization, consisting of (i) one director to be designated by Nomis; (ii) one director to be jointly designated by BHC, BHCF, and Cheval; (iii) our Chief Executive Officer to be designated jointly and unanimously by the Lenders; and (iv) two independent directors to be designated jointly and unanimously by the Lenders. As discussed above, Dr. Chappell, an affiliate of each of BHCMF, BHC and Cheval, was appointed to the Board on the Effective Date. In addition, Dr. Durrant continued to serve on the Board as a joint designee of the Black Horse Entities and Nomis and Mr. Barliant was designated by the Black Horse Entities.

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

Under the terms of the SPA, the Company was required to use commercially reasonable efforts to cause a registration statement registering the resale by the Purchasers of the shares issuable under the SPA to be declared effective by the SEC no later than December 27, 2016. The Company was obligated to keep the registration statement effective until all of the shares issued pursuant to the SPA are eligible for resale by the Purchasers without volume restrictions under an exemption from registration under the Securities Act. If the registration statement was not declared effective by December 27, 2016 and any of the shares issued pursuant to the SPA were not eligible to be sold under Rule 144, then during each subsequent thirty day period (or portion thereof) until the registration statement is declared effective, the Company agreed to issue additional shares of common stock to the Purchasers in an amount equivalent to 10.0% of the shares originally purchased under the SPA that are then held by the Purchasers. On October 28, 2016, the SPA was amended to require the Company to file a registration statement by January 10, 2017 with effectiveness to be no later than March 31, 2017. On December 19, 2016, the Company and the Purchasers entered into a second amendment to the SPA, which requires the Company to file a resale registration statement by March 17, 2017 and cause it to become effective no later than June 19, 2017. The requirement to issue additional shares to the Purchasers if effectiveness of the resale registration statement is delayed beyond June 19, 2017 would not be implicated until June 20, 2017.

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

December 2016 Term Loan

On December 21, 2016, we entered into a Credit and Security Agreement (the “December Term Loan”) with BHCMF, as administrative agent and lender, BHC, as a lender, Cheval, as a lender and Nomis, as a lender (collectively, the “Lenders”). The December Term Loan provides for a credit facility in the original principal amount of $3,315,217, provides that the Term Loan will be made by the Lenders at an original discount equal to $265,217.00 (the “Upfront Fee”) and requires the payment by us to the Lenders of a commitment fee equal to $152,500.00 (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, we will use the proceeds of the Term Loan for general working capital, the payment of certain fees and expenses owed to BHCMF and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business. Dr. Chappell, one of the Company’s directors, is an affiliate of each of BHCMF, BHC and Cheval. At the time of the December Term Loan, each of the Lenders beneficially owned more than 5% of our outstanding common stock.

Pursuant to the terms of the agreement, the December Term Loan will bear interest at a rate per annum equal to 9.00% and is subject to certain customary representations, warranties and covenants.

The outstanding principal balance of the December Term Loan, plus accrued and unpaid interest, plus the Commitment Fee and all other non-contingent obligations (the “Outstanding Obligations”), will mature on the earlier of acceleration after an event of default under the agreement, or October 31, 2017 (the “Maturity Date”).  However, to the extent we raise capital through any SEC-registered stock offering, 50% of such offering’s proceeds (net of costs) must be used to pay down the December Term Loan.

Upon the occurrence of any event of default set forth in the agreement, BHCMF has the option of terminating the agreement and declaring all of our obligations immediately payable. The occurrence of an event of default will cause the December Term Loan to bear interest at a rate per annum equal to 14.00%.

Our obligations under the December Term Loan are secured by a first priority security interests in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement. We have and will, at the request of BHCMF, enter into additional documents further documenting the December Term Loan and securing our obligations under the December Term Loan in favor of BHCMF and for the benefit of the Lenders.

Director Independence

We are not currently a listed issuer. However, we use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in 2016, other than Dr. Chappell and Dr. Durrant, our Chief Executive Officer, is independent. NASDAQ's independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. Dr. Durrant, who our Board has determined is not independent, was a member of each committee during portions of 2016.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the years ended December 31, 2016 and 2015 by our independent registered accounting firm, HORNE LLP.

	Year ended December 31,
	2016	2015
Annual audit fees(1)	$250,140	$223,037
Audit-related fees	-	-
Tax fees (2)	12,000	-
All other fees	-	-
Total fees	$262,140	$223,037

(1)
Audit fees in 2016 and 2015 include fees billed or incurred by HORNE LLP for professional services rendered in connection with the annual audit of our Consolidated Financial Statements for each year and the review of our quarterly reports on Form 10-Q and consents associated with registration statements.

(2)	Fees for services consist of tax compliance, including the preparation and review of federal and state tax returns.

The following table represents aggregate fees billed to us for the year ended December 31, 2015 by our former independent registered accounting firm, Ernst & Young LLP, or E&Y.

Year ended
December 31, 2015
Annual audit fees(1)	$424,075
Audit-related fees	-
Tax fees (2)	20,000
All other fees	1,820
Total fees	$445,895

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

ITEM 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KaloBios Pharmaceuticals, Inc.

By:	/s/ Cameron Durrant, M.D., MBA
Cameron Durrant, M.D., MBA Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Durrant, M.D., MBA	Chairman of the Board of Directors and Chief
Cameron Durrant, M.D., MBA	Executive Officer (Principal Executive Officer)	March 9, 2017

/s/ David L. Tousley, MBA, CPA	Interim Chief Financial Officer (Principal
David L. Tousley, MBA, CPA	Financial Officer and Principal Accounting Officer)	March 9, 2017

/s/ Ronald Barliant, JD
Ronald Barliant, JD	Director	March 9, 2017

/s/ Dale Chappell, M.D., MBA
Dale Chappell, M.D., MBA	Director	March 9, 2017

/s/ Timothy Morris, CPA
Timothy Morris, CPA	Director	March 9, 2017

/s/ Ezra Friedberg
Ezra Friedberg	Director	March 9, 2017

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
KaloBios Pharmaceuticals, Inc.

 We have audited the accompanying consolidated balance sheets of KaloBios Pharmaceuticals, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Ridgeland, Mississippi
March 9, 2017

KaloBios Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,906	$8,431
Prepaid expenses and other current assets	1,643	1,963
Total current assets	4,549	10,394

Property and equipment, net	68	288
Restricted cash	101	193
Other assets	-	271
Total assets	$4,718	$11,146

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,072	$-
Accrued expenses	736	-
Term loan payable	3,016	-
Total current liabilities	7,824	-
Liabilities subject to compromise	-	5,414
Notes payable to vendors	1,273	-
Total liabilities	9,097	5,414

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 85,000,000 shares authorized at December 31, 2016 and 2015; 14,977,397 and 4,450,994 shares issued and outstanding at December 31, 2016 and 2015, respectively	15	4
Additional paid-in capital	236,216	219,319
Accumulated deficit	(240,610)	(213,591)
Total stockholders’ equity (deficit)	(4,379)	5,732
Total liabilities and stockholders’ equity (deficit)	$4,718	$11,146

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Operating expenses:
Research and development	$10,449	$16,721
General and administrative	8,376	14,296
Litigation accrual expense	-	3,335
Total operating expenses	18,825	34,352

Loss from operations	(18,825)	(34,352)

Other (expense) income:
Interest expense	(131)	(842)
Interest income	-	29
Other income (expense), net	125	(213)
Reorganization items, net	(8,188)	-
Net loss	(27,019)	(35,378)
Other comprehensive income:
Net unrealized gains on marketable securities	-	8
Comprehensive loss	$(27,019)	$(35,370)

Basic and diluted net loss per common share	$(2.78)	$(8.57)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	9,707,877	4,125,009

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
 (in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2014	4,124,004	$4	$202,830	$(8)	$(178,213)	$24,613
Issuance of common stock, net of issuance costs	326,698	-	8,218	-	-	8,218
Issuance of common stock upon ESPP conversion	750	-	1	-	-	1
Obligation to issue common stock in settlement of litigation	-	-	2,835	-	-	2,835
Issuance of warrants in exchange for services	-	-	2,507	-	-	2,507
Stock-based compensation expense	-	-	1,971	-	-	1,971
Modification of stock options related to executive retirement	-	-	479	-	-	479
Modification of stock options related to restructuring activities	-	-	480	-	-	480
Settlement of fractional shares upon reverse split	(458)	-	(2)	-	-	(2)
Comprehensive loss	-	-	-	8	(35,378)	(35,370)
Balances at December 31, 2015	4,450,994	$4	$219,319	$-	$(213,591)	$5,732
Issuance of common stock to officer and directors	323,155	1	1,451	-	-	1,452
Issuance of common stock, net of issuance costs	7,147,035	7	10,125	-	-	10,132
Issuance of common stock in settlement of litigation	631,358	1	(1)	-	-	-
Issuance of common stock for services	65,000	-	198	-	-	198
Issuance of common stock upon exercise of options	5,625	-	10	-	-	10
Issuance of common stock upon vesting of restricted stock units	3,750	-	-	-	-	-
Issuance of warrants in connection with acquisition of licenses	-	-	361	-	-	361
Issuance of warrants in exchange for services	-	-	40	-	-	40
Conversion of notes payable and related accrued interest and fees to common stock	2,350,480	2	3,385	-	-	3,387
Beneficial conversion feature	-	-	484	-	-	484
Stock-based compensation expense	-	-	844	-	-	844
Comprehensive loss	-	-	-	-	(27,019)	(27,019)
Balances at December 31, 2016	14,977,397	$15	$236,216	$-	$(240,610)	$(4,379)

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(27,019)	$(35,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	197
Gain on lease termination	(227)	-
Noncash interest expense	69	190
Financing derivative	-	252
Reorganization items related to debtor-in-possession financing	1,627	-
Amortization of premium on marketable securities	-	130
Stock based compensation expense	844	1,971
Gain on extinguishment of long-term debt	-	(61)
Loss (gain) on sale of property and equipment	22	(56)
Modification of stock options related to executive retirement	-	479
Modification of stock options related to restructuring activities	-	480
Issuance of warrants in exchange for services	40	2,507
Issuance of warrants in connection with acquisition of licenses	361	-
Issuance of common stock in exchange for services	198	-
Issuance of common stock to officer and directors	1,452	-
Obligation to issue common stock in settlement of litigation	-	2,835
Changes in operating assets and liabilities:
Prepaid expenses and other assets	592	(674)
Accounts payable	4,474	2,465
Accrued expenses	(25)	(4,400)
Liabilities subject to compromise	(3,471)	-
Net cash used in operating activities	(20,961)	(29,063)

Investing activities:
Purchase of marketable securities	-	(3,703)
Proceeds from maturities of marketable securities	-	33,371
Purchases of property and equipment	-	(136)
Proceeds from sale of property and equipment	11	121
Changes in restricted cash	92	444
Net cash provided by investing activities	103	30,097

Financing activities:
Increase in restricted cash for notes payable	-	(8,291)
Net proceeds from issuance of common stock	10,132	8,219
Net proceeds of stock option exercise	10	-
Net proceeds from notes payable	2,993	-
Net proceeds from convertible notes payable	2,198	-
Principal payments under notes payable	-	(3,452)
Settlement of fractional shares upon reverse split	-	(2)
Net cash provided by (used in) financing activities	15,333	(3,526)

Net decrease in cash and cash equivalents	(5,525)	(2,492)
Cash and cash equivalents, beginning of period	8,431	10,923
Cash and cash equivalents, end of period	$2,906	$8,431

Supplemental cash flow disclosure:
Cash paid for interest	$-	$685
Supplemental disclosure of non-cash investing and financing activities:
Principal payments under notes payable from restricted cash	$-	$7,337
Conversion of notes payable and related accrued interest and fees to common stock	$3,387	$-
Obligation to issue common stock in settlement of litigation	$-	$2,835
Issuance of warrants in connection with acquisition of licenses	$361	$-
Issuance of warrants in exchange for services	$40	$2,507
Issuance of common stock in exchange for services	$198	-
Issuance of common stock to officer and directors	$1,452	$-
Issuance of notes payable to vendors	$1,273	$-

See accompanying notes.

1. Organization and Description of Business

Description of the Business

KaloBios Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing its Responsible Pricing Model in the commercialization of the Company’s product candidates that may be approved. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 6, the Company acquired certain worldwide rights to benznidazole on June 30, 2016. The Company is developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, and potentially for the treatment of juvenile myelomonocytic leukemia (JMML), both of which are rare hematologic cancers with high unmet medical need. The Company is exploring partnering opportunities to enable development of another of its proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare and orphan diseases, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Liquidity and Going Concern

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

The Company has incurred significant losses and had an accumulated deficit of $240.6 million as of December 31, 2016. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering (“IPO”) in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Consolidated Financial Statements as of and for the year ended December 31, 2016 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $9.1 million at December 31, 2016, and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In connection with financing efforts related to the Company’s bankruptcy proceedings, on April 1, 2016, the Company entered into a Debtor-in-Possession Credit and Security Agreement (the “Credit Agreement”) with a group of lenders (the “DIP Lenders”), pursuant to which the Company received $3 million in funds for working capital, bankruptcy-related costs, costs related to its plan of reorganization, payment of certain fees to the DIP Lenders and other costs associated with the ordinary course of business. Funds received under the Credit Agreement bore interest at a rate of 12% and were due and payable upon the Effective Date of the Plan, as defined below. Payment due under the Credit Agreement was convertible into shares of the Company’s common stock, with share amounts subject to calculation as provided in the Credit Agreement.

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
•
The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of December 31, 2016, all of the shares of common stock related to this settlement stipulation had been issued.

•
The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of December 31, 2016, all of the shares related to this settlement stipulation had been issued.

•
The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of December 31, 2016, all of the shares related to this settlement stipulation had been issued.

•
The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of December 31, 2016, management does not believe the issuance of additional common stock for any such claims is probable.  As such, no accrual has been made in the Consolidated Financial Statements.

•
The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of December 31, 2016, the Company has accrued $61,000 in interest expense related to these promissory notes.

•
The Company issued an aggregate of 323,155 shares of common stock to Cameron Durrant, Ronald Barliant, and David Moradi pursuant to an order by the Bankruptcy Court approving a one-time equity award for the Company’s Chief Executive Officer and two other directors. The Company recorded a charge of $1,451,000 representing the fair value of the shares issued and classified $700,000 and $751,000 as Reorganization items, net and General and administrative expenses, respectively.

Bankruptcy Claims Administration

On February 29, 2016, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting April 1, 2016 as the deadline for filing proofs of claim for creditors other than governmental units and June 27, 2016 as the bar date for filing proofs of claim by governmental units (together, the “Bar Date”). The Bar Date is the date by which non-government claims against the Company relating to the period prior to the commencement of the Company's Chapter 11 case were required to be filed if such claims were not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and that were not filed on or prior to the Bar Date are barred from participating in any distribution that may be made under the Plan.

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 15, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the claimants. See Note 14 for additional information on this matter and settlement.

Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $250,000 to an escrow account on behalf of the claimants. See Note 14 for additional information on this matter and settlement.

As of December 31, 2015, the Company recorded an obligation in Additional paid-in capital to issue the related shares totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. Excluding these stipulated claims, all other proofs of claim amount to approximately $5.1 million. As of December 31, 2015, the Company recorded a liability of approximately $4.5 million, which represents its estimate of the amount expected to be allowed by the Bankruptcy Court, in Liabilities subject to compromise in the accompanying Consolidated Balance Sheet. In addition, the Company also had liabilities related to accrued compensation and deferred rent, totaling approximately $0.4 million, included in Liabilities subject to compromise in the accompanying Consolidated Balance Sheet, as of December 31, 2015.

As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of December 31, 2016, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and expires in March 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  By Order, dated February 6, 2017, the Bankruptcy Court extended the claims objection deadline to June 26, 2017. The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements.

As of December 31, 2016, approximately $850,000 in claims remain subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of December 31, 2016, the Company has recorded $130,000 and $124,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of the Company’s plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of the Company’s debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, the Company also paid $406,000 to BHC in payment of its fees and expenses and $285,000 to Nomis in payment of its fees and expenses.

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

In conjunction with the Credit Agreement, during the year ended December 31, 2016, the Company incurred the following expenses which have been charged to Reorganization items, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss:

Year ended
(in thousands)	December 31, 2016
Upfront fee	$191
Commitment fee	150
Beneficial conversion feature	484
Legal fees	802
Total Credit Agreement expense	$1,627

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

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and the Company issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11,000,000, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, the Company paid $427,000 to BHC in payment of its fees and expenses and $304,000 to Nomis in payment of its fees and expenses.

Under the terms of the SPA, the Company was required to use commercially reasonable efforts to cause a registration statement registering the resale by the Purchasers of the shares issuable under the SPA to be declared effective by the SEC no later than December 27, 2016.  The Company was obligated to keep the registration statement effective until all of the shares issued pursuant to the SPA are eligible for resale by the Purchasers without volume restrictions under an exemption from registration under the Securities Act. If the registration statement has not been declared effective by December 27, 2016 and any of the shares issued pursuant to the SPA are not eligible to be sold under Rule 144, then during each subsequent thirty day period (or portion thereof) until the registration statement is declared effective, the Company agrees to issue additional shares of common stock to the Purchasers in an amount equivalent to 10.0% of the shares originally purchased under the SPA that are then held by the Purchasers. On October 28, 2016, the SPA was amended to require the Company to file a registration statement by January 10, 2017 with effectiveness to be no later than March 31, 2017. On December 19, 2016, the SPA was amended again to require the Company to file a registration statement by March 17, 2017 with effectiveness to be no later than June 20, 2017.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For year ended December 31, 2016, the Company paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. As of December 31, 2016, approximately $0.4 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the year ended December 31, 2016, Reorganization items, net consisted of the following charges:

Year ended
(in thousands)	December 31, 2016
Legal fees	$4,870
Professional fees	1,218
Debtor-in-possession financing costs	1,143
Beneficial conversion on debtor-in-possession financing	484
Fair value of shares issued to officer and directors for service in bankruptcy	700
Gain on lease termination	(227)
Total reorganization items, net	$8,188

Cash payments for reorganization items totaled $5.0 million for the year ended December 31, 2016.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets (marketable securities) that are measured at fair value, and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	—	$101

	Fair Value Measurements as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$196	$—	$—	$196
Total assets measured at fair value	$196	$—	—	$196

The estimated fair value of the December Term Loan payable and the Notes payable to vendors as of December 31, 2016, based upon current market rates for similar borrowings, as measured using Level 3 inputs, approximate the carrying amounts as presented in the Consolidated Balance Sheet. There were no notes payable as of December 31, 2015.

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

Realized gains and losses from the sale of marketable securities are calculated using the specific‑identification method. Realized gains and losses and declines in value judged to be other‑than‑temporary are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss. To date, the Company has not recorded any impairment charges on its marketable securities related to other‑than‑temporary declines in market value. In determining whether a decline in market value is other‑than‑temporary, various factors are considered, including whether the decline is attributed to a change in credit risk and whether it is more likely‑than‑not that the Company will hold the security for a period of time sufficient to allow for an anticipated recovery in market value. The Company recognized a net gain from the sale of marketable securities of $8,000 for the year ended December 31, 2015. The Company had no realized gains or losses from the sale of marketable securities for the year ended December 31, 2016.

Restricted Cash

Restricted cash at December 31, 2016 consisted of $101,000 related to a standby letters of credit in the amount of $50,000  issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $51,000.

Restricted cash at December 31, 2015 consisted of $193,000 related to standby letters of credit issued in connection with an operating lease for the Company’s corporate headquarters and certain insurance policy coverage maintained by the Company.

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

Debt Issue Costs

As of January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03 and No. 2015-15, which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  As a result of our adoption of the guidance, as of December 31, 2016, $460,000 of deferred financing costs were reclassified to reduce the Term loan payable in the Consolidated Balance Sheet.  The guidance did not have a material impact on the consolidated financial statements.

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

The Company records upfront and milestone payments made to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

Research and Development Services

Internal and external research and development costs incurred in connection with collaboration agreements are recognized as revenue in the same period as the costs are incurred and are presented on a gross basis when the Company acts as a principal, has the discretion to choose suppliers, bears credit risk, and performs at least part of the services.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, Equity, using a fair-value approach and  the provisions of ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The equity instruments are valued using the Black-Scholes valuation model. Measurement of share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and performance conditions are satisfied. The related expense is recognized as an expense over the term services are received.

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

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2016	2015
Options to purchase common stock	1,835,835	465,401
Warrants to purchase common stock	356,193	131,193
Restricted stock units	-	3,750
	2,192,028	600,344

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this standard at December 31, 2016 and the adoption had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2017. Early application is permitted. We are assessing the potential impact to our financial statements and disclosures.

4. Investments

At December 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101
Reported as:
Cash and cash equivalents				$—
Restricted cash				101
Total investments				$101

At December 31, 2015, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$196	$—	$—	$196
Total investments	$196	$—	$—	$196

Reported as:
Cash and cash equivalents				$3
Restricted cash, long-term				193
Total investments				$196

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
(In thousands)	2016	2015
Computer equipment and software	$216	$330
Leasehold improvements, furniture and fixtures	—	189
	216	519
Accumulated depreciation and amortization	(148)	(231)
Property and equipment, net	$68	$288

Depreciation and amortization expense for the years ended December 31, 2016 and December 31, 2015 was $102,000 and $197,000, respectively.

6. Savant Arrangements

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

The Company reevaluated the performance conditions and expected vesting of the Warrant as of September 30 and December 31, 2016  and recorded total expense of approximately $361,000 during the year ended December 31, 2016, which is included in Research and development expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss. The Company will continue to reevaluate the performance conditions and expected vesting of the Warrant on a quarterly basis until all performance conditions have been met.

Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

The Company has determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the nine months ended September 30, 2016, the Company recorded $3,250,000, which includes an additional $250,000 payment made in 2015 to Savant, as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.  In addition, during the year ended December 31, 2016, the Company recorded $262,500 in connection with the Joint Development Program and recorded $100,000 in legal fee reimbursement as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

7. Notes Payable

Loan and Security Agreement

In September 2012, the Company entered into the Loan and Security Agreement with MidCap Financial, which provided for the borrowing of up to $15 million. The Loan and Security Agreement originally provided for the loan to be issued in three tranches: the first tranche of $5 million was issued in September 2012; the second tranche of $5 million was issued in December 2012; and, prior to the First Amendment described below, the final tranche of $5 million was available to be drawn at the option of the Company by no later than June 2013. The loan had a monthly variable interest rate, reset each month, if applicable, as determined by adding to 600 basis points the greater of: (a) one month LIBOR or (b) 3%. Interest on amounts outstanding were payable monthly in arrears. An interest only period to December 31, 2013 was followed by straight‑line principal payments over thirty‑six months until December 31, 2016. Under the terms of the Loan and Security Agreement, at the time of final payment, the Company was required to pay an exit fee of 3% of the drawn amount. If the Company chose to prepay the loan, or if the loan was determined to be in default and early repayment was required, the Company would also have had to pay a fee ranging from 1% to 2% of the outstanding loan balance at the date of default. Pursuant to the Loan and Security Agreement, the Company also provided a first priority security interest in all existing and after‑acquired assets, excluding intellectual property.

In June 2013, the Company entered into an amendment to the Loan and Security Agreement (“the First Amendment”) to extend the draw down date for the final tranche of $5.0 million from June 2013 to May 2014, and to require the Company to draw that amount, which it did in May 2014. In connection with the First Amendment, the Company issued a warrant to purchase up to 6,193 shares of the Company’s common stock with an exercise price of $96.88 per share. The warrant expires on the tenth anniversary of its issuance date and had an initial fair value of $130,000, which represents financing fees, was included in Other assets and was being amortized as non‑cash Interest expense over the remaining term of the Loan and Security Agreement using the effective interest method. The Company estimated the fair value of this warrant using the Black‑Scholes option‑pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk‑free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock.

The Company recorded interest expense related to the borrowings of $842,000 for the year ended December 31, 2015. Included in Interest expense for this period was interest on principal, amortization of the debt issuance costs, accretion of debt discount, and the accretion of the final exit fee. For the year ended December 31, 2015, the effective interest rate on the amounts borrowed under the Loan and Security Agreement, including the accretion of the debt discount and the accretion of the final payment, was 10%.

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

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1,212,000 to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of December 31, 2016, the Company has accrued $61,000 in interest related to these promissory notes.

December Term Loan

On December 21, 2016, the Company entered into a Credit and Security Agreement (the “December Term Loan”) with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The December Term Loan provides for a credit facility in the original principal amount of $3,315,000, provides an original discount equal to $265,000 (the “Upfront Fee”) and requires the payment by the Company to the Lenders of a commitment fee equal to $153,000 (the “Commitment Fee”). In accordance with the terms of the December Term Loan, the Company will use the proceeds for general working capital, the payment of certain fees and expenses owed to the Agent and the Lenders and other costs incurred in the ordinary course of business.

The December Term Loan bears interest at 9.00% and is subject to certain customary representations, warranties and covenants.

The outstanding principal balance of the December Term Loan, plus accrued interest and fees, are due on the earlier of acceleration after an event of default under the agreement, or October 31, 2017.  However, to the extent the Company raises capital through any SEC-registered stock offering, 50% of such offering’s proceeds (net of costs) must be used to pay down the December Term Loan.

Upon the occurrence of any event of default set forth in the agreement, the Agent has the option of terminating the agreement and declaring all of the Company’s obligations immediately payable. The occurrence of an event of default will cause the December Term Loan to bear interest at a rate per annum equal to 14.00%.

The Company’s obligations under the December Term Loan are secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

The Company recorded the original principal amount of the loan reduced by the Upfront Fee and costs incurred in putting the loan in place for a net principal amount of $2,993,000. As of December 31, 2016 the Company has accrued interest expense of $23,000 in the accompanying Consolidated Statements of Operations and Comprehensive Loss, consisting of $8,000 interest and loan cost accretion of $15,000 and has recorded such against the principal balance resulting in a loan balance of $3,016,000 in the accompanying Consolidated Balance Sheets.

8. Warrants to Purchase Common Stock

On December 4, 2015, the Company issued a warrant to purchase up to an aggregate of 125,000 shares of common stock at an exercise price of $29.32 per share.  The warrant expires on the fifth anniversary of its issuance and had an initial fair value of $2,507,000 which is included in General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. The warrant provides that if the Company declares a dividend, or makes any other distribution of its assets, to holders of common stock, then the warrant holder shall be entitled to participate in such dividend or distribution to the same extent that the holder would have participated had it held the number of shares of common stock acquirable upon complete exercise of the warrant. The Company estimated the fair value of this warrant using the Black‑Scholes option‑pricing model, based on the inputs for the estimated fair value of the underlying common stock at the valuation measurement date, the contractual term of the warrant, risk‑free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. The warrant was issued in connection with a November 18, 2015 financing the Company elected not to pursue.

On October 31, 2015, warrants issued in 2005 to purchase an aggregate of 4,874 shares of common stock at $41.04 per share expired.

On June 30, 2016, in connection with the benznidazole acquisition the Company issued to Savant a five year warrant (the “Savant Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Savant Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Warrant.

The Company determined the initial fair value of the Savant Warrant to be approximately $670,000 as of June 30, 2016.  The Company reevaluated the performance conditions and expected vesting of the Savant Warrant as of September 30 and December 31, 2016  and recorded total expense of approximately $361,000 during the year ended December 31, 2016, which is included in Research and development expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss.

The Company will continue to reevaluate the performance conditions and expected vesting of the Savant Warrant on a quarterly basis until all performance conditions have been met.

On December 1, 2016 the Company issued a warrant to purchase up to an aggregate of 25,000 shares of common stock at an exercise price of $4.00 per share.  The warrant expires on the one year anniversary of its issuance and had a fair value of approximately $40,000 which is included in General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The warrant provides that if the Company declares a dividend, or makes any other distribution of its assets, to holders of common stock, then the warrant holder shall be entitled to participate in such dividend or distribution to the same extent that the holder would have participated had it held the number of shares of common stock acquirable upon complete exercise of the warrant. The warrant was issued in connection with the engagement agreement related to certain investor relations activities.

9. Commitments and Contingencies

Operating Leases

In December 2013, the Company entered into a lease agreement for a facility in South San Francisco, California. The lease commenced in July 2014 and was set to expire in 2019. Per the terms of the lease agreement, the Company had the option to terminate the lease after 36 months, subject to additional fees and expenses. Deferred rent applicable to this lease totaled $311,000 at December 31, 2015 which is included in Liabilities subject to compromise in the accompanying Consolidated Balance Sheet. In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of this facility. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016.

Concurrent with the termination of this lease, the Company entered into a lease agreement for a new facility in Brisbane, California. The new lease commenced in April 2016 and was to expire on March 31, 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

As of December 31, 2016, future minimum lease payments due under the Company’s lease, including the lease amendment executed on February 16, 2017, are as follows:

(in thousands)
2017	$240
2018	202
Total	$442

Rent expense was $0.3 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively.

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

10. Stockholders’ Equity

Bankruptcy Related Common Stock Issuances

As more fully described in Note 2, on June 30, 2016, pursuant to the SPA and in repayment of its obligations under the Credit Agreement, the Company issued an aggregate of 9,497,515 shares of its common stock to the DIP Lenders.

As more fully described in Note 2, on June 30, 2016, the Company issued 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation. The Company recorded an obligation to issue the related shares in stockholders’ equity and recorded the related expense of approximately $1.5 million in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

As more fully described in Note 2, on June 30, 2016, the Company issued 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation to issue the related shares in stockholders’ equity and recorded the related expense of approximately $16,000 in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

As more fully described in Note 2, on June 30, 2016, the Company issued 300,000 shares of common stock for issuance to the plaintiffs in a class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation to issue the related shares in stockholders’ equity and recorded the related expense of approximately $1.3 million in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

Common Stock

In June 2014, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 85,000,000 shares.

On July 13, 2015, the Company effected a one-for-eight reverse stock split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each eight shares of the Company’s common stock were combined into one share of common stock. The reverse stock split was effective with respect to stockholders of record at the close of business on July 13, 2015, and trading of the Company’s common stock on the Nasdaq Global Market began on a split-adjusted basis on July 14, 2015. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse stock split received cash in lieu of the fractional share. The reverse stock split reduced the total number of shares of the Company’s common stock outstanding from approximately 33.0 million shares to approximately 4.1 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to proportionately reflect the reverse stock split, and per share exercise prices were increased by a factor of eight. The reverse stock split was accounted for retroactively and is reflected in the Company’s common stock, warrant, stock option and restricted stock activity as of and for the years ended December 31, 2016 and 2015. Unless stated otherwise, all share data in the financial statements and accompanying notes have been adjusted, as appropriate, to reflect the reverse stock split.

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

On November 7, 2016, the Company issued 25,000 shares of restricted common stock to an investor relations consultant.  The fair value of the shares issued based on the closing price on November 7, 2016 was $77,500 and was recorded as stock based compensation in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.

On November 15, 2016, the Company issued 40,000 shares of restricted common stock to a financial advisor in return for services.  The fair value of the shares issued based on the closing price on November 15, 2016 was $120,000 and was recorded as stock based compensation in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.

The Company had reserved the following shares of common stock for issuance as of December 31, 2016:

Warrants to purchase common stock	356,193
Options:
Outstanding under the 2012 Equity Incentive Plan	1,826,548
Outstanding under the 2001 Equity Incentive Plan	9,287
Available for future grants under the 2012 Equity Incentive Plan	1,980,201
Total common stock reserved for future issuance	4,172,229

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

As of December 31, 2016, there were 1,980,201 shares available for grant under the 2012 Equity Incentive Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2014	334,686	$34.00
Options granted	321,020	3.46
Options forfeited	(176,764)	17.58
Options expired	(13,541)	24.32
Options exercised	—	—
Balances at December 31, 2015	465,401	$19.29
Options granted	1,778,022	3.38
Options forfeited	(3,416)	5.86
Options expired	(398,547)	18.38
Options exercised	(5,625)	1.77
Balances at December 31, 2016	1,835,835	$4.15	9.50	$947,896
As of December 31, 2016:
Options vested and expected to vest	1,829,593	$4.15	9.50	$944,673
Exercisable	287,041	$8.35	8.46	$133,792

(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in‑the‑money options at December 31, 2016.

The stock options outstanding and exercisable by exercise price at December 31, 2016 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices	Shares	In Years	Per Share	Shares	Per Share
$1.91 - $1.91	8,500	8.76	$1.91	2,479	$1.91
$2.11 - $3.30	51,800	9.74	3.26	50,562	3.29
$3.38 - $3.38	1,678,022	9.71	3.38	139,831	3.38
$3.40 - $4.72	55,712	9.63	3.52	52,430	3.45
$8.24 - $17.36	9,200	1.13	9.78	9,200	9.78
$42.88 - $48.00	32,601	1.08	45.52	32,539	45.52
	1,835,835	9.50	$4.15	287,041	$$8.35

The total fair value of options vested for the years ended December 31, 2016 and 2015 was $0.8 million and $2.9 million, respectively.

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

The weighted‑average fair value‑based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2016 and 2015 was $2.41 and $2.15 per share, respectively. The fair value‑ based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black‑Scholes model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected term	5-6 years	5-6 years
Expected volatility	85 - 90%	67 - 78%
Risk-free interest rate	1.3 - 1.4%	1.5 - 1.8%
Expected dividend yield	0%	0%

Total stock‑based compensation expense recognized was as follows:

	Year Ended December 31,
(In thousands)	2016	2015
General and administrative	$547	$1,134
Research and development	297	837
	$844	$1,971

At December 31, 2016, the Company had $3.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted‑average period of 2.5 years.

11. Restructuring Charges

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

A summary of the activity is presented below:

(in thousands)	Contract termination costs - R&D	Salaries and benefits - R&D	Salaries and benefits - G&A	Total
Balance as of December 31, 2014	$1,185	$-	$-	$1,185
Accrued	-	1,167	1,011	2,178
Adjustments	(78)	-	-	(78)
Paid	(1,107)	(1,167)	(1,000)	(3,274)
Balance as of December 31, 2015	$-	$-	$11	$11
Accrued	-	-	-	-
Adjustments	-	-	(11)	(11)
Paid	-	-	-	-
Balance as of December 31, 2016	$-	$-	$-	$-

As disclosed in Note 10, in addition to the restructuring charges in the table above, the Company recorded stock based compensation expense of $959,000 during the twelve months ended December 31, 2015 related to the fair value of stock options of former employees which were modified such that they did not expire upon termination. The Company classified $542,000 and $417,000 as general and administrative expenses and research and development expenses, respectively.

12. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2016 and 2015 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$57,903	$49,145
Research & other credits	2,121	1,978
Stock based compensation	2,164	1,047
In-Process R&D	1,246	—
Accrued bankruptcy settlement	—	1,328
Other	761	222
Total deferred tax assets	64,195	53,720
Valuation allowance	(64,195)	(53,720)
Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Statutory rate	34.0%	34.0%
Valuation allowance	(34.8)	(31.1)
Nondeductible stock compensation	(0.1)	(2.9)
Other	0.9	-
Effective tax rate	-%	-%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.5 million during 2016 and increased by $12.3 million during 2015.

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $146.8 million, which expire in the years 2021 through 2036, and state net operating loss carryforwards of approximately $137.0 million, which expire in the years 2017 through 2036.

At December 31, 2016, the Company had federal research and development credit carryforwards of approximately $1.5 million, which expire in the years 2022 through 2036 and state research and development credit carryforwards of approximately $2.3 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company's utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards may be further limited as a result of subsequent ownership changes.  All such limitations could result in the expiration of carryforwards before they are utilized.  An ownership change may have occurred during 2015 and 2016.   As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2014	$856
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	212
Balance at December 31, 2015	1,068
Reduction based on tax positions related to prior year	(9)
Additions based on tax positions related to current year	68
Balance at December 31, 2016	$1,127

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

The Company files income tax returns in the U.S. federal jurisdiction and California. Federal and California corporation income tax returns beginning with the 2001 tax year remain subject to examination by the Internal Revenue Service and the California Franchise Tax Board, respectively.

13. Employee Benefit Plan

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

14. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015.  See Note 2 for additional information related to the bankruptcy.

Securities Class Action Litigation

On December 18, 2015, a putative class action lawsuit (captioned Li v. KaloBios Pharmaceuticals, Inc. et al., 5:15-cv-05841-EJD) was filed against the Company in the United States District Court for the Northern District of California (the “Class Action Court”), alleging violations of the federal securities laws by the Company, Herb Cross and Martin Shkreli, the Company’s former Chairman and Chief Executive Officer.  On December 23, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Sciabacucchi v. KaloBios Pharmaceuticals, Inc. et al., 3:15-cv-05992-CRB), similarly alleging violations of the federal securities laws by the Company and  Mr. Shkreli.  On December 31, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Isensee v. KaloBios Pharmaceuticals, Inc. et al., Case No. 15-cv-06331-EJD) also alleging violation of the federal securities laws by the Company, a former officer and Mr. Shkreli.  On April 18, 2016, and amended complaint was filed in the Isensee suit, adding Herb Cross and Ronald Martell as defendants. On April 28, 2016, the Class Action Court consolidated these cases (the “Securities Class Action Litigation”) and appointed certain plaintiffs as the lead plaintiffs.  The lead plaintiffs in the Securities Class Action Litigation were seeking damages of $20.0 million on behalf of all the affected members of the class represented in the Securities Class Action Litigation, (the “Securities Class Action Members”).

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”).  On January 20, 2017, the Class Action Court preliminarily approved the Securities Class Action Settlement and set a final settlement approval hearing for May 11, 2017. Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration.  The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration.  Such Securities Class Action Members, to the extent they properly exclude themselves from the Securities Class Action Settlement and have timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims. Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of the Company’s common stock that was issued and outstanding when the Company’s bankruptcy case was filed. Such claims are also subject to the Company’s objection.

The Company’s agreement to the Securities Class Action Settlement was not in any way an admission of the Company’s wrongdoing or liability. As of December 31, 2016, the 300,000 shares have been issued and the $250,000 payment has been made.

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

On May 9, 2016, the Bankruptcy Court entered an order approving a settlement stipulation between the Company and the PIPE Claimants (the “Settlement Stipulation”).  Under the Settlement Stipulation, in connection with the effectiveness of the Plan, and per the terms of the Settlement Stipulation, the Company became obligated to issue 327,608 shares to the PIPE Claimants and make a payment of $250,000 to the PIPE Claimants for the purpose of satisfying expenses related to the PIPE Litigation. As of December 31, 2016, the 327,608 shares have been issued and the $250,000 payment has been made.

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

As of December 31, 2015, the Company recorded an obligation in stockholders’ equity to issue the shares related to the above claims totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise in the accompanying Consolidated Balance Sheet. As of December 31, 2016, all of the above claims have been satisfied and shares issued.

15. Related Party Transactions

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

On December 3, 2015, the Company entered into the Securities Purchase Agreement, as defined in Note 7, for the private placement (the “Private Placement”) by the Company of shares of the Company’s common stock. At the time of the Private Placement, certain participants were serving as directors of the Company. These participants purchased a total of 21,936 shares of the Company’s common stock at a per share price of $29.32 for a total of $643,200.

On May 24, 2016, the board of directors approved a one-time equity award (the “Equity Award”) to each of Cameron Durrant, Ronald Barliant and David Moradi. On June 30, 2016, in accordance with the Plan, the Company issued an aggregate of 323,155 shares of common stock under the Equity Award.  The Company recorded a charge of $1,451,000 representing the fair value of the shares issued and classified $700,000 and $751,000 as Reorganization items, net and General and administrative expenses, respectively.

On June 30, 2016, in connection with the settlement of the Term Loan, as defined in Note 2, 2,115,432 shares of common stock were issued to certain Lenders in repayment of the Company’s debt obligations who were deemed to be affiliates of the Company.

On December 21, 2016, the Company entered into the December Term Loan, as more fully described in Note 7, with certain lenders who were deemed to be affiliates of the Company.

EXHIBIT INDEX

Exhibit	Description

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013).

3.3	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 28, 2015).

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

4.5†
Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).

10.1*	2012 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on August 10, 2015).

10.2*
Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-214110) filed on October 14, 2016).

10.3*
Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on June 12, 2012).

10.4*
Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35798) filed on March 13, 2014).

10.5*
Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on April 24, 2015).

10.6*
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on June 12, 2012).

10.7
Development, Commercialization, Collaboration and License Agreement, dated January 8, 2010, by and between the Registrant and Sanofi Pasteur S.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on September 12, 2012).

10.8
Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).

10.9
License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).

10.10
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

10.12
Exclusive License Agreement, dated April 6, 2004, by and between the Registrant and The Regents of the University of California (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).

10.13†
Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on September 12, 2012).

10.14†
License Agreement, dated March 16, 2007, by and between the Registrant and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).

10.15†*	Incentive Bonus Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-35798) filed on March 13, 2014).

10.16
Termination Agreement, by and between the Registrant and Sanofi Pasteur S.A., dated as of July 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on November 6, 2014).

10.17
Amendment to Termination Agreement, by and between the Registrant and Sanofi Pasteur S.A., dated as of July 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on May 11, 2015).

10.18†
Securities Purchase Agreement, dated as of December 3, 2015, between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed  on December 9, 2015).

10.19†
Amendment No. 1 to Securities Purchase Agreement, dated as of December 15, 2015, between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 16, 2015).

10.20†
Services Agreement, dated December 3, 2015, by and between Turing Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).

10.21*
Employment Offer Letter, dated May 28, 2015, by and between the Registrant and Ronald A. Martell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on August 10, 2015).

10.22†
Binding Letter of Intent, dated February 29, 2016, between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on September 23, 2016).

10.23
Debtor in Possession Credit and Security Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.24
Intellectual Property Security Agreement, dated April 1, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.25
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.26
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Black Horse Capital LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.27
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Cheval Holdings, Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.28
Debtor In Possession Term Loan Note, dated April 1, 2016, by the Registrant in favor of Nomis Bay LTD (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.29
Securities Purchase Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).

10.30
Corporate Governance Agreement, dated as of June 29, 2016, between the Registrant and Martin Shkreli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).

10.31†
Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use, dated as of June 30, 2016, between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).

10.32*
Letter Agreement, dated March 1, 2016, between the Registrant and Cameron Durrant, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016).

10.33*
Employment Agreement, dated as of September 13, 2016, by and between the Registrant and Cameron Durrant, MD (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on November 10, 2016).

10.34
Credit and Security Agreement, dated as of December 21, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.35
Intellectual Property Security Agreement, dated December 21, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.36
Term Loan Note, dated December 21, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.37
Term Loan Note, dated December 21, 2016, by the Registrant in favor of Black Horse Capital LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.38
Term Loan Note, dated December 21, 2016, by the Registrant in favor of Cheval Holdings, Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.39
Term Loan Note, dated December 21, 2016, by the Registrant in favor of Nomis Bay LTD (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).

10.40*	Engagement Agreement, dated as of May 24, 2016, by and between the Registrant and David L. Tousley.

21.1	List of Subsidiaries

23.1	Consent of Horne LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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