Form 10-Q
period 2017-03-31
KALOBIOS PHARMACEUTICALS INC
filed 2017-05-11
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 10, 2017, there were 14,977,397 shares of common stock of the issuer outstanding.

KALOBIOS PHARMACEUTICALS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,041	$2,906
Prepaid expenses and other current assets	1,706	1,643
Total current assets	5,747	4,549

Property and equipment, net	53	68
Restricted cash	101	101
Other assets	129	-
Total assets	$6,030	$4,718

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,472	$4,072
Accrued expenses	1,387	736
Term loans payable	8,776	3,016
Total current liabilities	13,635	7,824
Notes payable to vendors	1,264	1,273
Total liabilities	14,899	9,097

Stockholders’ deficit:
Common stock, $0.001 par value: 85,000,000 shares authorized at March 31, 2017 and December 31, 2016; 14,977,397 shares issued and outstanding at March 31, 2017 and December 31, 2016	15	15
Additional paid-in capital	237,274	236,216
Accumulated deficit	(246,158)	(240,610)
Total stockholders’ deficit	(8,869)	(4,379)
Total liabilities and stockholders’ deficit	$6,030	$4,718

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$2,669	$1,704
General and administrative	2,449	1,205
Total operating expenses	5,118	2,909

Loss from operations	(5,118)	(2,909)

Other expense:
Interest expense	(291)	-
Other expense, net	(15)	-
Reorganization items, net	(124)	(2,517)
Net loss	(5,548)	(5,426)
Other comprehensive income	-	-
Comprehensive loss	$(5,548)	$(5,426)

Basic and diluted net loss per common share	$(0.37)	$(1.22)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	14,977,397	4,450,994

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(5,548)	$(5,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	33
Gain on lease termination	-	(227)
Noncash interest expense	288	-
Stock based compensation expense	1,086	2
Change in fair value of warrants issued in connection with acquisition of licenses	(28)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(191)	538
Accounts payable	(507)	3,211
Accrued Expenses	651	107
Liabilities subject to compromise	(130)	(235)
Net cash used in operating activities	(4,365)	(1,997)

Investing activities:
Changes in restricted cash	-	143
Net cash provided by investing activities	-	143

Financing activities:
Net proceeds from term loan	5,500	-
Net cash provided by financing activities	5,500	-

Net increase (decrease) in cash and cash equivalents	1,135	(1,854)
Cash and cash equivalents, beginning of period	2,906	8,431
Cash and cash equivalents, end of period	$4,041	$6,577

Supplemental cash flow disclosure:
Cash paid for interest	$2	$-
Supplemental disclosure of non-cash investing and financing activities:
Change in fair value of warrants issued in connection with acquisition of licenses	$(28)	$-

See accompanying notes.

KaloBios Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

KaloBios Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions, and on executing its Responsible Pricing Model in the commercialization of the Company’s product candidates that may be approved. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 10, the Company acquired certain worldwide rights to benznidazole on June 30, 2016 and the Company is focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration (“FDA”) for benznidazole and the subsequent commercialization , if approved. After a meeting with FDA in December 2016, the Company believes benznidazole, as a treatment for Chagas disease, could qualify for priority review and potentially other FDA regulatory incentives, and to receive a Priority Review Voucher (“PRV”) if FDA approves the drug for marketing. FDA also confirmed at the December 2016 meeting, that it would be permissible for the Company to submit an Investigational New Drug (IND) application for benznidazole to FDA under the 505(b)(2) regulatory pathway, which it expects to do during the first half of 2017.

If the Company’s work to submit the New Drug Application (“NDA”) for benznidazole progresses on the timeline laid out above, management anticipate that FDA’s decision related to approval of NDA could occur before the end of 2018. As a result, the Company has begun preliminary commercial planning activities, including exploring monetization opportunities associated with potential receipt of a PRV, developing possible launch and commercialization strategies in the U.S. and seeking ways to generate revenue outside of the U.S. through partnerships.

The Company is also developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia (CMML), and potentially for the treatment of juvenile myelomonocytic leukemia (JMML), both of which are rare hematologic cancers with high unmet medical need. The Company is exploring partnering opportunities to enable development of another of its proprietary monoclonal antibodies, ifabotuzumab (formerly known as KB004), for the treatment of certain rare solid and hematologic cancers. With a focus on neglected, rare and orphan diseases, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

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

Liquidity and Going Concern

The Company has incurred significant losses and had an accumulated deficit of $246.2 million as of March 31, 2017. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering (“IPO”) in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2017 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $14.9 million at March 31, 2017 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2016 Annual Report on Form 10-K (the “2016 Annual Report”).

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
•
The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of March 31, 2017, all of the shares of common stock related to this settlement stipulation had been issued.

•
The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of March 31, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of March 31, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of March 31, 2017, management does not believe the issuance of additional common stock for any such claims is probable.  As such, no accrual has been made in the Condensed Consolidated Financial Statements.

•
The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest, on June 30, 2019. As of March 31, 2017, the Company has accrued $90,000 of interest expense related to these promissory notes.

•
The Company issued an aggregate of 323,155 shares of common stock to Cameron Durrant, Ronald Barliant, and David Moradi pursuant to an order by the Bankruptcy Court approving a one-time equity award for the Company’s Chief Executive Officer and two other directors. For the year ended December 31, 2016, the Company recorded a charge of $1,451,000 representing the fair value of the shares issued and classified $700,000 and $751,000 as Reorganization items, net and General and administrative expenses, respectively.

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

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 15, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the claimants. During the year ended December 31, 2016, the 300,000 shares were issued and the $250,000 payment was made. See Note 11 for additional information on this matter and settlement.

Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $250,000 to an escrow account on behalf of the claimants. During the year ended December 31, 2016, the 327,608 shares were issued and the $250,000 payment was made. See Note 11 for additional information on this matter and settlement.

As of December 31, 2015, the Company recorded an obligation in Additional paid-in capital to issue the related shares totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise. Excluding these stipulated claims, all other proofs of claim amount to approximately $5.1 million. As of December 31, 2015, the Company recorded a liability of approximately $4.5 million, which represents its estimate of the amount expected to be allowed by the Bankruptcy Court, in Liabilities subject to compromise. In addition, the Company also had liabilities related to accrued compensation and deferred rent, totaling approximately $0.4 million, included in Liabilities subject to compromise as of December 31, 2015.

As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of March 31, 2017, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and was to expire in March 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

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

As of March 31, 2017, approximately $837,000 in claims remain subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of March 31, 2017, the Company has recorded $81,000 and $71,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

In conjunction with the Credit Agreement, during the year ended December 31, 2016, the Company incurred the following expenses which were charged to Reorganization items, net in 2016:

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

The Company timely filed a registration statement on Form S-1 on March 17, 2017 and is using commercially reasonable efforts to obtain effectiveness within the required timeframe.

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

Board Changes

On the Effective Date, in accordance with the Plan, Cameron Durrant, current Chief Executive Officer of the Company, as joint designee of BHCMF, BHC and Cheval (collectively, the "Black Horse Entities") and Nomis, continued as a director, Ronald Barliant, current member of the Board, continued as a director as the designee of the Black Horse Entities, Dale Chappell became a director as a designee of Nomis, and Timothy Morris and Ezra Friedberg became directors as joint designees of the Black Horse Entities and Nomis.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise as of June 30, 2016 totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For the year ended December 31, 2016, the Company paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. For the three months ended March 31, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than what had been previously accrued. As of March 31, 2017, approximately $0.2 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the three months ended March 31, 2017 and 2016, Reorganization items, net consisted of the following charges:

	Three months ended	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Legal fees	$112	$2,516
Professional fees	12	228
Gain on lease termination	-	(227)
Total reorganization items, net	$124	$2,517

Cash payments for reorganization items totaled $354,000 and $56,000 for the three months ended March 31, 2017 and 2016, respectively.

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2017	2016
Options to purchase common stock	2,432,843	397,988
Restricted stock units	—	3,750
Warrants to purchase common stock	356,193	131,193
	2,789,036	532,931

5. Investments

At March 31, 2017, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

At December 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

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
	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

	Fair Value Measurements as of
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

7. Notes Payable

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of March 31, 2017, the Company has accrued a total of $90,000 of interest expense related to these promissory notes in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $30,000 for the three months ending March 31, 2017 in the accompanying Statements of Operations and Comprehensive Loss.

December 2016 Term Loan

On December 21, 2016, the Company entered into a Credit and Security Agreement (the “Term Loan Credit Agreement”) with BHCMF, as administrative agent and lender BHC, as a lender, Cheval, as a lender, and Nomis, as a lender (collectively, the “Term Loan Lenders”). The Term Loan Credit Agreement provides for a credit facility in the original principal amount of $3,315,000, provides an original discount equal to $265,000 (the “Upfront Fee”) and requires the payment by the Company to the Term Loan Lenders of a commitment fee equal to $153,000. In accordance with the terms of the Term Loan Credit Agreement, the Company will use the proceeds of the term loan (the “December 2016 Term Loan”) for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one of the Company’s directors, is an affiliate of each of BHCMF, BHC and Cheval.

The Term Loans (as defined below) bear interest at 9.00% and are subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

The outstanding principal balance of the Term Loans, plus accrued interest and fees, are due on the earlier of acceleration after an event of default under the Term Loan Credit Agreement, or October 31, 2017.  However, to the extent the Company raises capital through any SEC-registered stock offering, 50% of such offering’s proceeds (net of costs) must be used to pay down the Term Loans.

Upon the occurrence of any event of default set forth in the Term Loan Credit Agreement, BHCMF has the option of terminating the Term Loan Credit Agreement and declaring all of the Company’s obligations immediately payable. The occurrence of an event of default will cause the Term Loans to bear interest at a rate per annum equal to 14.00%.

The Company’s obligations under the Term Loan Credit Agreement are secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

The Company recorded the original principal amount of the December 2016 Term Loan reduced by the Upfront Fee and costs incurred in putting the loan in place for a net principal amount of $2,993,000.

As of March 31, 2017, the Company has accrued a total of $234,000 of interest expense, consisting of $83,000 interest and loan cost accretion of $151,000 and has recorded such against the principal balance resulting in a loan balance of $3,227,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $30,000 for the three months ending March 31, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

March 2017 Term Loan

On March 21, 2017, the Company entered into an amendment  (the “Amendment”) to the Term Loan Credit Agreement to obtain an additional term loan (the “March 2017 Term Loan” and, together with the December 2016 Term Loan, the “Term Loans”) in the original principal amount of $5,978,000 less an upfront fee equal to $478,000 (the “Additional Upfront Fee”), and requires the payment by the Company to the Term Loan Lenders of a commitment fee equal to $275,000, bringing the total original principal amount of the Term Loans to $9,293,000. In accordance with the terms of the Term Loan Credit Agreement, the Company will use the proceeds from the additional loan for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders in connection with the Term Loan Credit Agreement and other costs incurred in the ordinary course of business. Aside from the increase in the principal amount extended, the Amendment did not modify any of the terms under the Term Loan Credit Agreement, all of which will be applicable to the March 2017 Term Loan extended to the Company by the Lenders.

The Company recorded the original principal amount of the additional loan reduced by the Additional Upfront Fee and costs incurred in putting the March 2017 Term Loan in place for a net principal amount of $5,500,000.

As of March 31, 2017, the Company has accrued a total of $49,000 of interest expense, consisting of $15,000 interest and loan cost accretion of $34,000 and has recorded such against the principal balance resulting in a loan balance of $5,549,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $49,000 for the three months ending March 31, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes to the Company’s contractual obligations from those set forth in the 2016 Annual Report.

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

A summary of stock option activity for the three months ended March 31, 2017 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2016	1,835,835	$4.15
Granted	615,000	2.92
Exercised	—	—
Cancelled (forfeited)	(17,905)	3.29
Cancelled (expired)	(87)	4.24
Outstanding at March 31, 2017	2,432,843	$3.85

The weighted average fair value of options granted during the three months ended March 31, 2017 was $1.80 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Exercise price	$2.92
Market value	$2.92
Risk-free rate	1.93% to 2.09%%
Expected term	5.0 to 6.0 years
Expected volatility	83.2% to 87.9%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months
	Ended March 31,
(in thousands)	2017	2016
General and administrative	$923	$1
Research and development	163	1
	$1,086	$2

At March 31, 2017, the Company had $3.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.3 years.

10. Savant Arrangements

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

As required by the MDC Agreement, on the Effective Date, the Company made payments to Savant totaling $2,687,500, consisting of the remaining portion of the Initial Payment less the deposit in the amount of $2,500,000, an initial monthly Joint Development Program Cost payment of $87,500, and reimbursement of Savant’s legal fees capped at $100,000. The MDC Agreement provides for milestone payments, including payments related to U.S. and foreign regulatory submissions of up to $21 million and certain other contingent payments.  Additionally, the Company will pay Savant royalties in the mid-teens on net sales of any benznidazole product on a product-by-product and country-by-country basis, which royalty will be reduced to the high single digits in the United States if a priority review voucher is not granted subsequent to regulatory approval of any benznidazole product.  The MDC Agreement also provides that Savant is entitled to a portion of the amount the Company receives upon the sale, if any, of a PRV relating to the Compound.

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

The Company determined the fair value of the Warrant to be approximately $670,000. During the course of 2016, the Company reevaluated the performance conditions and expected vesting of the Warrant at the end of each quarter and recorded expense of approximately $361,000 during the year ended December 31, 2016 in Research and development expenses.

The Company reevaluated the performance conditions and expected vesting of the Warrant as of March 31, 2017 and recorded a reduction in expense of approximately $28,000 during the three months ended March 31, 2017 due to a decline in the fair value, which reduction is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company will continue to reevaluate the performance conditions and expected vesting of the Warrant on a quarterly basis until all performance conditions have been met.

Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

The Company determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the year ended December 31, 2016, the Company recorded $3,250,000, which includes an additional $250,000 payment made in 2015 to Savant, as Research and development expense  In addition, during the year ended December 31, 2016, the Company recorded $262,500 in connection with the Joint Development Program and recorded $100,000 in legal fee reimbursement as Research and development expense.

11. Litigation

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

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”).  On January 20, 2017, the Class Action Court preliminarily approved the Securities Class Action Settlement and set a final settlement approval hearing that is now expected to occur on June 8, 2017. Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration.  The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration.  Such Securities Class Action Members, to the extent they properly exclude themselves from the Securities Class Action Settlement and have timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims. Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of the Company’s common stock that was issued and outstanding when the Company’s bankruptcy case was filed. Such claims are also subject to the Company’s objection.

The Company’s agreement to the Securities Class Action Settlement was not in any way an admission of the Company’s wrongdoing or liability. During the year ended December 31, 2016, the 300,000 shares were issued and the $250,000 payment was made.

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

On May 9, 2016, the Bankruptcy Court entered an order approving a settlement stipulation between the Company and the PIPE Claimants (the “Settlement Stipulation”).  Under the Settlement Stipulation, in connection with the effectiveness of the Plan, and per the terms of the Settlement Stipulation, the Company became obligated to issue 327,608 shares to the PIPE Claimants and make a payment of $250,000 to the PIPE Claimants for the purpose of satisfying expenses related to the PIPE Litigation. During the year ended December 31, 2016, the 327,608 shares were issued and the $250,000 payment was made.

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

As of December 31, 2015, the Company recorded an obligation in stockholders’ equity to issue the shares related to the above claims totaling approximately $2.8 million and recorded the cash liability of $500,000 in Liabilities subject to compromise.  During the year ended December 31, 2016, all of the above claims were satisfied and shares issued.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our intent to in-license or acquire additional product candidates; our opportunity to benefit from various regulatory incentives and the application of our Responsible Pricing Model; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

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

•	uncertainties relating to the timetable for FDA action under the new presidential administration;
•	the potential timing and outcomes of clinical studies of benznidazole, lenzilumab, ifabotuzumab or any other product candidates and the uncertainties inherent in clinical testing;
•	the commercial viability of our proposed drug pricing program;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	our ability to successfully progress, partner or complete further development of our programs;
•	our ability to identify and develop additional products;
•	our ability to attain market exclusivity or to protect our intellectual property;
•	our ability to sell a Priority Review Voucher on reasonable terms or at all;
•	our ability to successfully commercialize benznidazole;
•	our ability to reach agreement with a partner to effect a successful commercialization;
•	the market for benznidazole may not be as large as expected and we may not be able to develop the market as expected;
•	the profitability of commercial efforts for benznidazole may not be as expected;
•	competition; and
•
changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives at the center of our strategy, or the imposition of regulations that affect our products.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this Form 10-Q are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease and we believe it is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA, for use in the United States. On June 30, 2016, we acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole and the subsequent commercialization, if approved.  After a meeting with FDA in December 2016, we believe benznidazole, as a treatment for Chagas disease, could qualify for priority review and potentially other FDA regulatory incentives, and to receive a PRV if FDA approves the drug for marketing. FDA also confirmed at our December 2016 meeting, that it would be permissible for us to submit an IND application for benznidazole to FDA under the 505(b)(2) regulatory pathway, which we expect to do during the first half of 2017.

If our work to submit the NDA for benznidazole progresses on the timeline laid out above, we anticipate that FDA’s decision related to approval of our NDA could occur before the end of 2018. As a result, we have begun preliminary commercial planning activities, including exploring monetization opportunities associated with potential receipt of a PRV, developing possible launch and commercialization strategies in the U.S. and seeking ways to generate revenue outside of the U.S. through partnerships.

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

We also have an additional drug candidate, KB001-A, a recombinant, PEGylated, anti‑Pseudomonas PcrV high‑affinity Fab antibody that we are no longer developing, but which is available for partnering.

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

We have incurred significant losses and had an accumulated deficit of $246.2 million as of March 31, 2017.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that in the future we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or on acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interest of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended March 31, 2017, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2016 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on March 9, 2017.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At March 31, 2017 we had an accumulated deficit of $246.2 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the three months ended March 31, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our lead product candidate benznidazole. Our operations during the three months ended March 31, 2017, which are now largely related to advancing our development programs, have changed substantially from the same period in 2016. Accordingly, comparisons of our operations and results for the three months ended March 31, 2017 to our operations and results in the prior year period may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

The following table shows our total research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
External Costs
KB001	$-	$5
Lenzilumab	69	77
Ifabotuzumab	64	115
Benznidazole	1,880	847
Internal costs	656	660
Total research and development	$2,669	$1,704

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands)	2017	2016	in thousands	%
Operating expenses:
Research and development	$2,669	$1,704	$965	57
General and administrative	2,449	1,205	1,244	103
Loss from operations	(5,118)	(2,909)	2,209	76
Interest expense	(291)	-	291	100
Other expense, net	(15)	-	15	100
Reorganization items, net	(124)	(2,517)	(2,393)	(95)
Net loss	$(5,548)	$(5,426)	$122	2

Research and development expenses increased $1.0 million, from $1.7 million for the three months ended March 31, 2016 to $2.7 million for the three months ended March 31, 2017. The increase is primarily due to an increase in costs related to the development of benznidazole offset somewhat by a decrease in other external project costs as well as internal development costs.

General and administrative expenses increased $1.2 million from $1.2 million for the three months ended March 31, 2016 to $2.4 million for the three months ended March 31, 2017.  The increase is primarily due to an increase in stock based compensation expense related to the issuance of options to management, consultants and board members subsequent to the emergence from bankruptcy.

Reorganization items, net, decreased $2.4 million from $2.5 million for the three months ended March 31, 2016 to $0.1 million for the three months ended March 31, 2017.  The decrease is primarily related to the decrease in legal fees in 2017 as compared to the legal fees incurred in the first quarter of 2016 which were primarily related to the Plan and efforts towards emergence from bankruptcy.

Interest expense of $0.3 million recognized for the three months ended March 31, 2017 relates to interest accrued on the December 2016 Term Loan, interest accrued on the March 2017 Term Loan and interest accrued on the Notes payable to vendors.  There was no Interest expense for the three months ended March 31, 2016.

Other expense, net for the three months ended March 31, 2017 consists of foreign currency losses related to the payment of vendor invoices in foreign currencies as well as state franchise taxes. There was no Other expense, net for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At March 31, 2017, we had cash and cash equivalents of $4.0 million.  As of May 10, 2017, we had cash and cash equivalents of $1.7 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(4,365)	$(1,997)
Net cash provided by investing activities	—	143
Net cash provided by financing activities	5,500	—
Net decrease in cash and cash equivalents	$1,135	$(1,854)

Net cash used in operating activities was $4.4 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. The primary use of cash in 2017 was to fund our operations related to the development of our product candidates, whereas the primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $4.4 million for the three months ended March 31, 2017 primarily related to our net loss of $5.5 million, adjusted for non-cash items, such as $1.1 million in stock based compensation, $0.3 million in noncash interest expense and net cash outflows of $0.3 million related to changes in operating assets and liabilities, primarily Prepaid expenses and other assets, Liabilities subject to compromise, Accounts payable and Accrued expenses.

 Net cash used in operating activities of $2.0 million for the three months ended March 31, 2016 primarily related to our net loss of $5.4 million, adjusted for non-cash items, such as a gain on lease termination of $0.2 million and net cash inflows of $3.6 million related to changes in operating assets and liabilities, primarily Prepaid expenses and other assets, Liabilities subject to compromise, Accounts payable and Accrued expenses.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2016, primarily related to the reduction in restricted cash in connection with the termination of our former office lease in South San Francisco. There was no Net cash provided by investing activities for the three months ended March 31, 2017.

Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2017 related to the March 2017 Term Loan.  There was no Net cash provided by financing activities for the three months ended March 31, 2016.

In connection with our emergence from bankruptcy in June 2016, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11, as well as to fund our current working capital needs. In December 2016, we entered into a Credit and Security Agreement (the “Term Loan Credit Agreement”) providing for an original $3.0 million credit facility (the “December 2016 Term Loan”), net of certain fees and expenses. On March 21, 2017,  we entered into an amendment to the Term Loan Credit Agreement to obtain an additional $5.5 million (the “March 2017 Term Loan”), net of certain fees and expenses, providing additional working capital. Please see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, for additional information relating to the Term Loan Credit Agreement. However, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern.

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. Although our common stock is eligible to trade in the OTC Grey marketplace operated by OTC Markets Group, Inc., trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

 Item 1.          Legal Proceedings.

Please see Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings.

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

KALOBIOS PHARMACEUTICALS, INC.

Date: May 11, 2017	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ David L. Tousley
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

10.1
Amendment to the Credit and Security Agreement dated March 21, 2017, by and among KaloBios Pharmaceuticals, Inc., Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).

10.2	Term Loan Note, dated March 21, 2017, by KaloBios Pharmaceuticals, Inc. in favor of Black Horse Capital Master Fund Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).

10.3	Term Loan Note, dated March 21, 2017, by KaloBios Pharmaceuticals, Inc. in favor of Black Horse Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).

10.4	Term Loan Note, dated March 21, 2017, by KaloBios Pharmaceuticals, Inc. in favor of Cheval Holdings, Ltd (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).

10.5	Term Loan Note, dated March 21, 2017, by KaloBios Pharmaceuticals, Inc. in favor of Nomis Bay LTD (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).

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