Form 10-Q
period 2017-06-30
HUMANIGEN, INC
filed 2017-08-10
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

HUMANIGEN, INC.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 9, 2017, there were 14,977,397 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$103	$2,906
Prepaid expenses and other current assets	1,548	1,643
Total current assets	1,651	4,549

Property and equipment, net	41	68
Restricted cash	101	101
Other assets	128	-
Total assets	$1,921	$4,718

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,420	$4,072
Accrued expenses	2,469	736
Term loans payable	9,431	3,016
Total current liabilities	15,320	7,824
Notes payable to vendors	1,292	1,273
Total liabilities	16,612	9,097

Stockholders’ deficit:
Common stock, $0.001 par value: 85,000,000 shares authorized at June 30,
2017 and December 31, 2016; 14,977,397 shares issued and outstanding at
June 30, 2017 and December 31, 2016	15	15
Additional paid-in capital	237,606	236,216
Accumulated deficit	(252,312)	(240,610)
Total stockholders’ deficit	(14,691)	(4,379)
Total liabilities and stockholders’ deficit	$1,921	$4,718

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,852	$4,360	$6,521	$6,064
General and administrative	1,545	2,511	3,994	3,716
Total operating expenses	5,397	6,871	10,515	9,780

Loss from operations	(5,397)	(6,871)	(10,515)	(9,780)

Other expense:
Interest expense	(685)	(46)	(976)	(46)
Other expense, net	(9)	-	(24)	-
Reorganization items, net	(63)	(5,095)	(187)	(7,612)
Net loss	(6,154)	(12,012)	(11,702)	(17,438)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(6,154)	$(12,012)	$(11,702)	$(17,438)

Basic and diluted net loss per common share	$(0.41)	$(2.63)	(0.78)	$(3.87)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	14,977,397	4,560,682	14,977,397	4,505,838

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(11,702)	$(17,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	58
Gain on lease termination	-	(227)
Noncash interest expense	971	46
Reorganization items related to debtor-in-possession financing	-	1,627
Stock based compensation expense	1,428	4
Issuance of warrants in connection with acquisition of licenses	-	244
Change in fair value of warrants issued in connection with acquisition of licenses	(38)	-
Issuance of common stock to officer and directors	-	1,452
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(33)	915
Accounts payable	(434)	4,574
Accrued expenses	1,733	112
Liabilities subject to compromise	(255)	(327)
Net cash used in operating activities	(8,303)	(8,960)

Investing activities:
Changes in restricted cash	-	134
Net cash provided by investing activities	-	134

Financing activities:
Net proceeds from issuance of common stock	-	10,132
Net proceeds from term loan	5,500	-
Net proceeds from convertible notes payable	-	2,198
Net cash provided by financing activities	5,500	12,330

Net increase (decrease) in cash and cash equivalents	(2,803)	3,504
Cash and cash equivalents, beginning of period	2,906	8,431
Cash and cash equivalents, end of period	$103	$11,935

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$-	$3,387
Change in fair value of warrants issued in connection with acquisition of licenses	$(38)	$-
Issuance of warrants in connection with acquisition of licenses	$-	$244
Issuance of common stock to officer and directors	$-	$1,452
Issuance of notes payable to vendors	$-	$1,218

See accompanying notes.

Humanigen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

Effective August 7, 2017, KaloBios Pharmaceuticals, Inc. changed its legal name to Humanigen, Inc. (the “Company”). The Company is a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions. The Company’s lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 10, the Company acquired certain worldwide rights to benznidazole on June 30, 2016 and the Company is focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration (“FDA”) for benznidazole and the subsequent commercialization, if approved. After a meeting with FDA in December 2016, the Company confirmed, through FDA-issued guidance, that benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it becomes the first FDA-approved treatment for Chagas disease, the Company would be eligible to receive a Priority Review Voucher (“PRV”).  The Company submitted its Investigational New Drug (IND) application for benznidazole to FDA and the IND became effective on June 26, 2017.  In addition, the FDA informed the Company on July 10, 2017 that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease.

If the Company’s work to submit the New Drug Application (“NDA”) for benznidazole progresses on the planned timeline, management anticipates that FDA’s decision related to approval of the NDA could occur before the end of 2018. As a result, the Company has begun preliminary commercial planning activities, including exploring monetization opportunities associated with potential receipt of a PRV, developing possible launch and commercialization strategies in the U.S., including partnerships, and is seeking ways to generate revenue outside of the U.S. through partnerships.

The Company is also developing one of its proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia (CMML), and potentially for the treatment of juvenile myelomonocytic leukemia (JMML), both of which are rare hematologic cancers with high unmet medical need. The Company has enrolled a total of six patients in the 200 and 400 mg dose cohorts in its CMML trial, and is currently recruiting subjects in the highest dose cohort of 600 mg. The Company is also reviewing preliminary safety and efficacy results and anticipates completion of the ad hoc interim analysis by the fourth quarter of 2017.

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

The Company has undergone a significant transformation since December 2015. As a result of challenges facing it at the time, on December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, the Company’s Second Amended Plan of Reorganization, dated May 9, 2016, as amended (the “Plan”), became effective and the Company emerged from its Chapter 11 bankruptcy proceedings. Refer to Note 2 for additional details regarding the Company’s bankruptcy proceedings.

The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001.

Liquidity and Going Concern

The Company has incurred significant losses and had an accumulated deficit of $252.3 million as of June 30, 2017. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”). The Company completed its initial public offering (“IPO”) in February 2013. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three months ended June 30, 2017 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $16.6 million at June 30, 2017 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Delisting of Common Stock

On January 13, 2016, the Company’s common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the KBIOQ symbol.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of the common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of the Company’s common stock on the over-the-counter market reverted back to KBIO.  On June 26, 2017 the Company’s common stock began trading on the OTCQB Venture Market under the same ticker symbol. On August 7, 2017, following the effectiveness of our previously reported name change, the Company’s common stock began trading on the OTCQB Venture Market under the new ticker symbol “HGEN”.

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

•	Pursuant to the Plan and the SPA and in repayment of its obligations under the Credit Agreement, the Company issued an aggregate of 9,497,515 shares of its common stock to the DIP Lenders.
•
The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of June 30, 2017, all of the shares of common stock related to this settlement stipulation had been issued.

•
The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of June 30, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of June 30, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of June 30, 2017, management does not believe the issuance of additional common stock for any such claims is probable.  As such, no accrual has been made in the Condensed Consolidated Financial Statements.

•
The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest, on June 30, 2019. As of June 30, 2017 the Company has accrued $117,000 of interest expense related to these promissory notes.

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

Bankruptcy Claims Administration

On February 29, 2016, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting April 1, 2016 as the deadline for filing proofs of claim for creditors other than governmental units and June 27, 2016 as the bar date for filing proofs of claim by governmental units (together, the “Bar Date”). The Bar Date is the date by which proofs of claims against the Company relating to the period prior to the commencement of the Company's Chapter 11 case were required to be filed if such claims were not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and that were not filed on or prior to the Bar Date are barred from participating in any distribution that may be made under the Plan.

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

As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of June 30, 2017, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of $227,000 is included in Reorganization items, net, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and was to expire in March 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  By Order, dated February 6, 2017, the Bankruptcy Court extended the claims objection deadline to June 26, 2017. By Order dated July 10, 2017, the Bankruptcy Court extended the claims objection deadline to September 25, 2017. The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements.

As of June 30, 2017, approximately $699,000 in claims remained subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of June 30, 2017, the Company has recorded $31,000 and $31,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

In conjunction with the Credit Agreement, during the year ended December 31, 2016, the Company incurred the following expenses which were charged to Reorganization items, net in 2016:

Six Months ended
(in thousands)	June 30, 2016
Upfront fee	$191
Commitment fee	150
Beneficial conversion feature	484
Legal fees	802
Total Credit Agreement expense	$1,627

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

The Company timely filed a registration statement on Form S-1 on March 17, 2017. On June 20, 2017 the SPA was amended again to require the Company to obtain effectiveness of the registration statement no later than July 30, 2017.  On July 14, 2017, the registration statement was declared effective by the SEC.

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

Under the terms of the Governance Agreement, Mr. Shkreli has no right to nominate directors to the Board of Directors of the Company and agreed in connection with any stockholder vote to vote his shares in proportion to the votes of the Company’s public stockholders. The Governance Agreement also prohibits Mr. Shkreli or his affiliates for a period of 24 months after the date of the Governance Agreement, from, among other things:

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise as of June 30, 2016 totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For the year ended December 31, 2016, the Company paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. For the six months ended June 30, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than what had been previously accrued and also paid approximately $0.1 million in claims. As of June 30, 2017, approximately $0.1 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the three months ended June 30, 2017 and 2016, Reorganization items, net consisted of the following charges:

	Three months ended	Three months ended
(in thousands)	June 30, 2017	June 30, 2016
Legal fees	$53	$2,040
Professional fees	10	728
Bankruptcy financing costs	-	1,143
Beneficial conversion expense	-	484
Fair value of shares issued to directors	-	700
Total reorganization items, net	$63	$5,095

Cash payments for reorganization items totaled $291,000 and $2,172,000 for the three months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, Reorganization items, net consisted of the following charges:

	Six months ended	Six months ended
(in thousands)	June 30, 2017	June 30, 2016
Legal fees	$166	$4,556
Professional fees	21	956
Debtor-in-possession financing costs	-	1,143
Beneficial conversion on debtor-in-possession financing	-	484
Fair value of shares issued to officer and directors for service in bankruptcy	-	700
Gain on lease termination	-	(227)
Total reorganization items, net	$187	$7,612

Cash payments for reorganization items totaled $644,000 and $2,228,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2017	2016
Options to purchase common stock	2,428,948	388,437
Restricted stock units	—	3,750
Warrants to purchase common stock	356,193	331,193
	2,785,141	723,380

5. Investments

At June 30, 2017, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

At December 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

6. Fair Value of Financial Instruments

Cash, accounts payable, term loans and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value.

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
	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

	Fair Value Measurements as of
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

7. Notes Payable

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of June 30, 2017, the Company has accrued a total of $117,000 of interest expense related to these promissory notes in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $56,000 for the six months ending June 30, 2017 in the accompanying Statements of Operations and Comprehensive Loss.

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

As of June 30, 2017, the Company has accrued a total of $447,000 of interest expense, consisting of $158,000 interest and loan cost accretion of $289,000 and has recorded such against the principal balance resulting in a loan balance of $3,440,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $424,000 for the six months ending June 30, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

March 2017 Term Loan

On March 21, 2017, the Company entered into an amendment  (the “Amendment”) to the Term Loan Credit Agreement to obtain an additional term loan (the “March 2017 Term Loan”) in the original principal amount of $5,978,000 less an upfront fee equal to $478,000 (the “Additional Upfront Fee”), and requires the payment by the Company to the Term Loan Lenders of a commitment fee equal to $275,000. In accordance with the terms of the Term Loan Credit Agreement, the Company will use the proceeds from the additional loan for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders in connection with the Term Loan Credit Agreement and other costs incurred in the ordinary course of business. Aside from the increase in the principal amount extended, the Amendment did not modify any of the terms under the Term Loan Credit Agreement, all of which will be applicable to the March 2017 Term Loan extended to the Company by the Lenders.

The Company recorded the original principal amount of the additional loan reduced by the Additional Upfront Fee and costs incurred in putting the March 2017 Term Loan in place for a net principal amount of $5,500,000.

As of June 30, 2017, the Company has accrued a total of $491,000 of interest expense, consisting of $151,000 interest and loan cost accretion of $340,000 and has recorded such against the principal balance resulting in a loan balance of $5,991,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $491,000 for the six months ending June 30, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The Company has obtained an additional $5.4 million of loans from the Term Loan Lenders.  See Note 12 – “Subsequent Events”.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes to the Company’s contractual obligations from those set forth in the 2016 Annual Report.

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

A summary of stock option activity for the three and six months ended June 30, 2017 under all of the Company’s options plans is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2016	1,835,835	$4.15
Granted	615,000	2.92
Exercised	—	—
Cancelled (forfeited)	(17,905)	3.29
Cancelled (expired)	(87)	4.24
Outstanding at March 31, 2017	2,432,843	$3.85
Granted	—	—
Exercised	—	—
Cancelled (forfeited)	(3,895)	3.20
Cancelled (expired)	—	—
Outstanding at June 30, 2017	2,428,948	$3.85

The weighted average fair value of options granted during the three and six months ended June 30, 2017 was $1.80 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Exercise price	$2.92
Market value	$2.92
Risk-free rate	1.93% to 2.09%%
Expected term	5.0 to 6.0 years
Expected volatility	83.2% to 87.9%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2017	2016	2017	2016
General and administrative	$276	$1	$1,199	$2
Research and development	66	1	229	2
	$342	$2	$1,428	$4

At June 30, 2017, the Company had $2.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.1 years.

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

The Company reevaluated the performance conditions and expected vesting of the Warrant as of June 30, 2017 and recorded a reduction in expense of approximately $10,000 during the three months ended June 30, 2017 and a reduction of expense of approximately $38,000 during the six months ended June 30, 2017 due to a decline in the fair value, which reduction is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company will continue to reevaluate the performance conditions and expected vesting of the Warrant on a quarterly basis until all performance conditions have been met.

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

On May 26, 2017, the Company submitted its benznidazole IND to FDA which became effective on June 26, 2017.  The Company recorded expense of $1,000,000 during the three months ended June 30, 2017 as Research and development expense related to the milestone achievement associated with the IND effectiveness.

On July 10, 2017 FDA  notified the Company that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease. The Company will record expense of $1,000,000 during the third quarter as Research and development expense related to the milestone achievement associated with Orphan Drug Designation.

The Company and Savant are currently litigating a dispute primarily about the Company’s right under the  MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget  against the payments due Savant.  As of June 30, 2017, the aggregate cost overages that the Company asserts is Savant’s responsibility under the MDC Agreement approximated $3.4 million, net of a $500,000 deductible. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received. See Part II, Item 1 of this Form 10-Q for more information about this pending matter.

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

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. The Securities Class Action Settlement required the Company to issue 300,000 shares of common stock and submit a payment of $250,000 to the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”).  On January 20, 2017, the Class Action Court preliminarily approved the Securities Class Action Settlement and on June 22, 2017, the Class Action Court issued its final approval order. The Securities Class Action Settlement provides that any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration.  The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Securities Class Action Members had the option to exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration. Such Securities Class Action Members, to the extent they properly excluded themselves from the Securities Class Action Settlement and timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims. Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of the Company’s common stock that was issued and outstanding when the Company’s bankruptcy case was filed. Such claims are also subject to the Company’s objection.

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

Savant Litigation

See Note 10 – “Savant Arrangements” and Note 12 – “Subsequent Events” and Part II, Item 1 of this Form 10-Q for information about litigation between the Company and Savant that was instituted in July 2017.

12. Subsequent Events

July 2017 Term Loan

On July 8, 2017, the Company entered into a second amendment (the “Second Amendment”) to the Term Loan Credit Agreement to obtain an additional term loan (the “July 2017 Term Loan” and, together with the December 2016 Term Loan and the March 2017 Term Loan, the “Term Loans”). The Second Amendment provides for additional loans that may be drawn by the Company on a bi-monthly basis from time to time (the “Grid Advances”) in an aggregate principal amount of up to $5,434,783, less an upfront fee equal to 8% of each Grid Advance (the “Upfront Fee”) due and payable at the time of each such advance. The Second Amendment also requires the payment at maturity by the Company to the Term Loan Lenders of a commitment fee equal to 5% of the aggregate amount of Grid Advances made, after deduction of Upfront Fees (the “Commitment Fee”). Assuming the entire principal amount of Grid Advances were borrowed, the total principal amount of the Term Loans outstanding would be $14,728,260. In accordance with the terms of the Term Loan Credit Agreement, the Company will use the proceeds from the Grid Advances for general working capital, the payment of certain fees and expenses owed to the Agent and the Term Loan Lenders in connection with the Term Loan Credit Agreement and other costs incurred in the ordinary course of business. Aside from the increase in the principal amount extended, the Second Amendment did not modify any of the terms under the Term Loan Credit Agreement, all of which will be applicable to the Grid Advances extended to the Company by the Term Loan Lenders.

As of August 9, 2017, approximately $3.0 million (net of an Upfront Fee of $262,000) of the July 2017 Term Loan has been received by the Company.

Savant Litigation

In July 2017, the Company commenced litigation against Savant relating to asserted breach of contract and declaratory judgement of claims arising under the MDC Agreement. See Part II, Item 1of this Form 10-Q for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our intent to in-license or acquire additional product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

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

•	uncertainties relating to the timetable for FDA action under the new presidential administration;
•	the potential timing and outcomes of clinical studies of benznidazole, lenzilumab, ifabotuzumab or any other product candidates and the uncertainties inherent in clinical testing;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	our ability to successfully progress, partner or complete further development of our programs;
•	our ability to identify and develop additional products;
•	our ability to attain market exclusivity or to protect our intellectual property;
•	our ability to sell a Priority Review Voucher on reasonable terms or at all;
•	our ability to successfully commercialize benznidazole;
•	our ability to reach agreement with a partner to effect a successful commercialization;
•	the market for benznidazole may not be as large as expected and we may not be able to develop the market as expected;
•	the profitability of commercial efforts for benznidazole may not be as expected;
•	the outcome of pending or future litigation;
•	competition; and
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

Overview

Effective August 7, 2017, we changed our legal name to Humanigen, Inc. We are a biopharmaceutical company focused on developing medicines for patients with neglected and rare diseases, with an ancillary focus on pediatric conditions. Our lead product candidate is benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. We are developing one of our proprietary monoclonal antibodies, lenzilumab (formerly known as KB003), for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring partnering opportunities to enable development of ifabotuzumab (another of our proprietary monoclonal antibodies, formerly known as KB004), for the potential treatment of serious pulmonary conditions and certain rare solid and hematologic cancers.  With a focus on neglected, rare and orphan diseases, we believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and priority review vouchers, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits.

Benznidazole is an oral small molecule antiprotozoal for the treatment of Chagas disease, which is also known as American trypanosomiasis.  Benznidazole has undergone numerous clinical trials and studies that show efficacy against Chagas disease and we believe it is the current preferred treatment for Chagas disease in the countries where it is approved. No treatments for Chagas disease are approved by the United States Food and Drug Administration, or FDA, for use in the United States. On June 30, 2016, we acquired certain worldwide rights relating to benznidazole for human use from Savant Neglected Diseases, LLC, or Savant, and we are focused on the development necessary to seek and obtain FDA approval of benznidazole and the subsequent commercialization, if approved.  After a meeting with FDA in December 2016, we confirmed, through FDA-issued guidance, that benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it becomes the first FDA-approved treatment for Chagas disease, we would be eligible to receive a Priority Review Voucher (“PRV”).  We submitted our Investigational New Drug (IND) application for benznidazole to FDA and it became effective on June 26, 2017.  In addition, the FDA informed us on July 10, 2017 that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease.

If our work to submit the NDA for benznidazole progresses on the planned timeline, we anticipate that FDA’s decision related to approval of our NDA could occur before the end of 2018. As a result, we have begun preliminary commercial planning activities, including exploring monetization opportunities associated with potential receipt of a PRV, developing possible launch and commercialization strategies in the U.S. and seeking ways to generate revenue outside of the U.S. through partnerships.

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
We have enrolled a total of six patients in the 200 and 400 mg dose cohorts of our CMML trial, and are currently recruiting subjects in the highest dose cohort of 600 mg. We are also reviewing preliminary safety and efficacy results and anticipate completion of the ad hoc interim analysis by the fourth quarter of 2017.

We may also use the interim data from the lenzilumab CMML Phase I study to determine the feasibility of rapidly commencing a Phase I study in JMML patients, or to explore progressing directly with a JMML Phase I study. JMML, a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating serious pulmonary conditions, as well as solid tumors and hematologic malignancies. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies and are evaluating partnering opportunities for ifabotuzumab.

Lenzilumab and ifabotuzumab were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

Our strategy also involves identifying, acquiring, developing and supporting the commercialization of additional treatments for neglected and rare diseases. We believe the treatment of neglected and rare diseases represents an opportunity to enter underserved patient populations and serve specialty markets. We also believe our focus on neglected and rare diseases provides us the opportunity to benefit from various regulatory incentives referenced above. The potential opportunities afforded by these regulatory programs provide an important incentive to support our efforts to develop medicines for patients with neglected and rare diseases.

We have incurred significant losses and had an accumulated deficit of $252.3 million as of June 30, 2017.  We expect to continue to incur net losses as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended June 30, 2017, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. On June 26, 2017 our common stock began trading on the OTCQB Venture Market under the same ticker symbol. On August 7, 2017, following effectiveness of our previously reported name change, our common stock began trading on the OTCQB Venture Market under the new ticker symbol “HGEN”.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2016 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on March 9, 2017.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At June 30, 2017 we had an accumulated deficit of $252.3 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the three and six months ended June 30, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our lead product candidate benznidazole. Our operations during the three and six months ended June 30, 2017, which are now largely related to advancing our development programs, have changed substantially from the same period in 2016. Accordingly, comparisons of our operations and results for the three and six months ended June 30, 2017 to our operations and results in the prior year periods may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2017 and 2016:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
External Costs
KB001	$-	$-	$-	$5
Lenzilumab	1,116	39	1,185	116
Ifabotuzumab	31	31	95	146
Benznidazole	1,936	3,348	3,816	4,195
Internal costs	769	942	1,425	1,602
Total research and development	$3,852	$4,360	$6,521	$6,064

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2016	2016	in thousands	%
Operating expenses:
Research and development	$3,852	$4,360	$(508)	(12)
General and administrative	1,545	2,511	(966)	(38)
Loss from operations	(5,397)	(6,871)	(1,474)	(21)
Interest expense	(685)	(46)	639	1,389
Other expense, net	(9)	-	9	100
Reorganization items, net	(63)	(5,095)	(5,032)	(99)
Net loss	$(6,154)	$(12,012)	$(5,858)	(49)

Research and development expenses decreased $0.5 million, from $4.4 million for the three months ended June 30, 2016 to $3.9 million for the three months ended June 30, 2017. The decrease is driven by a decrease in benznidazole development costs offset partially by an increase in lenzilumab project costs.  The 2016 benznidazole costs included the costs of the technology acquisition which occurred on June 30, 2016.

General and administrative expenses decreased $1.0 million from $2.5 million for the three months ended June 30, 2016 to $1.5 million for the three months ended June 30, 2017.  The decrease is primarily due to a decrease in stock based compensation expense related to the issuance of options to management, consultants and board members subsequent to the emergence from bankruptcy in 2016.

Reorganization items, net, decreased $5.0 million from $5.1 million for the three months ended June 30, 2016 to $0.1 million for the three months ended June 30, 2017.  The decrease is primarily related to the decrease in legal and professional fees in 2017 as compared to the legal fees incurred in the second quarter of 2016 which were primarily related to the Plan and efforts towards emergence from bankruptcy, the non-recurrence of bankruptcy related financing costs incurred in 2016 and the non-recurrence of the issuance of stock to directors in 2016 related to their service in bankruptcy.

Interest expense of $0.7 million recognized for the three months ended June 30, 2017 relates to interest accrued on the December 2016 Term Loan, interest accrued on the March 2017 Term Loan and interest accrued on the Notes payable to vendors.  Interest expense of $46,000 recognized for the three months ended June 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Other expense, net for the three months ended June 30, 2017 consists of foreign currency losses related to the payment of vendor invoices in foreign currencies. There was no Other expense, net for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2017	2016	in thousands	%
Operating expenses:
Research and development	$6,521	$6,064	$457	8
General and administrative	3,994	3,716	278	7
Loss from operations	(10,515)	(9,780)	735	8
Interest expense	(976)	(46)	930	2,022
Other expense, net	(24)	-	24	100
Reorganization items, net	(187)	(7,612)	$(7,425)	(98)
Net loss	$(11,702)	$(17,438)	$(5,736)	(33)

Research and development expenses increased $0.4 million, from $6.1 million for the six months ended June 30, 2016 to $6.5 million for the six months ended June 30, 2017. The increase is driven by an increase in lenzilumab development costs and an increase in internal development costs, offset partially by a decrease in benznidazole development costs and internal development costs.  The 2016 benznidazole costs included the costs of acquisition which occurred on June 30, 2016.

General and administrative expenses increased $0.3 million, from $3.7 million for the six months ended June 30, 2016 to $4.0 million for the six months ended June 30, 2017 primarily due to expenses incurred in accounting and auditing during the six months ended June 30, 2017 in excess of those incurred in the prior year period.  During the six month period ended June 30, 2016, the Company incurred no audit related fees.

Reorganization items, net decreased $7.4 million, from $7.6 million for the six months ended June 30, 2016 to $0.2 million for the six months ended June 30, 2017 due to the amounts incurred during the six months ended June 30, 2016  related to the bankruptcy plan, including legal fees of $4.5 million, $1.0 million in professional fees, $0.7 million related to the fair value of common shares issued to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million. The costs incurred during the six months ended June 30, 2017 include $0.2 million in legal and professional fees related to ongoing bankruptcy proceedings.
.
Interest expense of $1.0 million recognized for the six months ended June 30, 2017 relates to interest accrued on the December 2016 Term Loan, interest accrued on the March 2017 Term Loan and interest accrued on the Notes payable to vendors.  Interest expense of $46,000 recognized for the six  months ended June 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Other expense, net for the six months ended June 30, 2017 consists of foreign currency losses related to the payment of vendor invoices in foreign currencies. There was no Other expense, net for the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At June 30, 2017, we had cash and cash equivalents of $103,000.  As of August 9, 2017, we had cash and cash equivalents of approximately $220,000.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(8,303)	$(8,960)
Net cash provided by investing activities	—	134
Net cash provided by financing activities	5,500	12,330
Net increase (decrease) in cash and cash equivalents	$(2,803)	$3,504

Net cash used in operating activities was $8.3 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively. The primary use of cash in 2017 was to fund our operations related to the development of our product candidates, whereas the primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $8.3 million for the six months ended June 30, 2017 primarily related to our net loss of $11.7 million, adjusted for non-cash items, such as $1.4 million in stock based compensation, $1.0 million in noncash interest expense and net cash outflows of $1.0 million related to changes in operating assets and liabilities, primarily Prepaid expenses and other assets, Liabilities subject to compromise, Accounts payable and Accrued expenses.

 Net cash used in operating activities of $9.0 million for the six months ended June 30, 2016 primarily related to our net loss of $17.4 million, adjusted for non-cash items, such as $1.6 million related to reorganization items related to the debtor-in-possession financing, $1.5 million related to the issuance of stock to our CEO and two directors, $0.2 million related to the issuance of warrants to Savant in connection with the acquisition of certain rights related to benznidazole license, $0.2 million related to a net gain on lease termination and net cash outflows of $5.3 million related to changes in operating assets and liabilities, primarily accounts payable and accrued expenses.

Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2016, primarily related to the reduction in restricted cash in connection with the termination of our former office lease in South San Francisco. There was no Net cash provided by investing activities for the six months ended June 30, 2017.

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2017 related to the March 2017 Term Loan.  Net cash provided by financing activities was $12.3 million for the six months ended June 30, 2016 related to the debtor-in-possession and equity bankruptcy financings.

In connection with our emergence from bankruptcy in June 2016, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11, as well as to fund our current working capital needs. In December 2016, we entered into a Credit and Security Agreement (the “Term Loan Credit Agreement”) providing for an original $3.0 million credit facility (the “December 2016 Term Loan”), net of certain fees and expenses. On March 21, 2017,  we entered into an amendment to the Term Loan Credit Agreement to obtain an additional $5.5 million (the “March 2017 Term Loan”), net of certain fees and expenses, providing additional working capital. On July 8, 2017, we entered into a second amendment to the Term Loan Credit Agreement to obtain an additional $5.0 million (the “July 2017 Term Loan” and together with the December 2016 Term Loan and the March 2017 Term Loan, the “Term Loans”), net of certain fees and expenses, providing additional working capital. The July 2017 Term Loan brings the total principal amount of the Term Loans to $14.7 million, assuming the full amount of the commitment is drawn by the Company.  As of August 9, 2017, we have received approximately $3.0 million (net of an Upfront Fee of $262,000) of the July 2017 Term Loan. Please see Notes 7 and 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, for additional information relating to the Term Loan Credit Agreement. However, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for benznidazole or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the availability of a 505(b)(2) development pathway for the potential approval by FDA of benznidazole;

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs and outcome of pending and futurelitigation;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. On June 26, 2017 we began trading on the OTCQB Venture Market under the same ticker symbol. On August 7, 2017, following the effectiveness of our previously reported name change, our common stock began trading on the OTCQB Venture Market under the new ticker symbol “HGEN”. Although our common stock is eligible to trade in the OTCQB Venture Market , trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please see Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of other legal proceedings.

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”)in the Superior Court  for the State of Delaware, New Castle County (the “Delaware Court”).  KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD.  The Company has asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 10 - “Savant Arrangements” to the accompanying condensed consolidated financial statements for more information about the MDC Agreement.  The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations.    As of June 30, 2017, the aggregate cost overages that the Company asserts Savant is responsible for bearing under the MDC Agreement approximated $3.4 million, net of a $500,000 deductible.  The Company asserts that it is entitled to offset $2 million in milestone payments due Savant against the cost overages, such that Savant currently owes the Company approximately $1.4 million.  Nevertheless, in conjunction with its filing of the complaint, the Company made a motion to deposit a one million dollar milestone payment with the Delaware Court pending the outcome of the litigation.  The Company has stated in the course of this litigation that it is also willing and able to deposit a second one million dollar milestone payment with the appropriate court.

On July 12, 2017, Savant removed the case to the United States District Court for the District of Delaware, claiming that the action is related to or arises under the bankruptcy court case from which the Company emerged in July 2016. In re KaloBios Pharmaceuticals, Inc., No. 15-12628-LSS (Bankr. D. Del.). On July 27, 2017, Savant filed an Answer and Counterclaims.  Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that the Company breached its obligations to pay the milestone payments and other related representations and obligations.

On August 1, 2017, the Company moved to remand the case back to the Delaware Superior Court.

On August 2, 2017, Savant sent a foreclosure notice to the Company, demanding that the Company present the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017.  The Company moved for a Temporary Restraining Order and Preliminary Injunction in the bankruptcy court on August 4, 2017.  Savant responded on August 7, 2017.  On August 7, 2017, the bankruptcy court granted the Company’s motion for a Temporary Restraining Order, entering an order prohibiting Savant from collecting on or selling the Collateral, entering the Company’s premises, issuing any default notices to the Company, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement.  The parties have stipulated to continue the provisions of the Temporary Restraining Order in full force and effect until further order of the appropriate court.

Item 6.	Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: August 10, 2017	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ David L. Tousley
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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).

3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).

10.1
Second Amendment to the Credit and Security Agreement, dated as of July 8, 2017, by and among Humanigen, Inc., Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 12, 2017).

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

**
The Certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.