Form 10-Q
period 2017-09-30
HUMANIGEN, INC
filed 2017-11-17
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 10, 2017, there were 14,986,712 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,095	$2,906
Prepaid expenses and other current assets	1,213	1,643
Total current assets	2,308	4,549

Property and equipment, net	30	68
Restricted cash	101	101
Other assets	128	-
Total assets	$2,567	$4,718

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,177	$4,072
Accrued expenses	2,990	736
Term loans payable	15,656	3,016
Total current liabilities	22,823	7,824
Notes payable to vendors	1,322	1,273
Total liabilities	24,145	9,097

Stockholders’ deficit:
Common stock, $0.001 par value: 85,000,000 shares authorized at September 30,
2017 and December 31, 2016; 14,986,712 and 14,977,397 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	15	15
Additional paid-in capital	237,904	236,216
Accumulated deficit	(259,497)	(240,610)
Total stockholders’ deficit	(21,578)	(4,379)
Total liabilities and stockholders’ deficit	$2,567	$4,718

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,807	$1,741	$10,328	$7,805
General and administrative	1,993	2,453	5,987	6,169
Total operating expenses	5,800	4,194	16,315	13,974

Loss from operations	(5,800)	(4,194)	(16,315)	(13,974)

Other expense:
Interest expense	(1,269)	(30)	(2,245)	(76)
Other income (expense), net	(14)	128	(38)	128
Reorganization items, net	(102)	(427)	(289)	(8,039)
Net loss	(7,185)	(4,523)	(18,887)	(21,961)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(7,185)	$(4,523)	$(18,887)	$(21,961)

Basic and diluted net loss per common share	$(0.48)	$(0.30)	(1.26)	$(2.76)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	14,981,346	14,879,519	14,978,728	7,950,826

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(18,887)	$(21,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	81
Gain on lease termination	-	(227)
Noncash interest expense	2,226	46
Reorganization items related to debtor-in-possession financing	-	1,627
Stock based compensation expense	1,773	317
Issuance of common stock for services	12	-
Issuance of warrants in connection with acquisition of licenses	-	272
Change in fair value of warrants issued in connection with acquisition of licenses	(97)	-
Issuance of common stock to officer and directors	-	1,452
Changes in operating assets and liabilities:
Prepaid expenses and other assets	303	428
Accounts payable	327	3,537
Accrued expenses	2,253	(367)
Liabilities subject to compromise	(259)	(3,153)
Net cash used in operating activities	(12,311)	(17,948)

Investing activities:
Changes in restricted cash	-	92
Net cash provided by investing activities	-	92

Financing activities:
Net proceeds from issuance of common stock	-	10,132
Net proceeds from term loan	10,500	-
Net proceeds from convertible notes payable	-	2,198
Net cash provided by financing activities	10,500	12,330

Net increase (decrease) in cash and cash equivalents	(1,811)	(5,526)
Cash and cash equivalents, beginning of period	2,906	8,431
Cash and cash equivalents, end of period	$1,095	$2,905

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$-	$3,387
Change in fair value of warrants issued in connection with acquisition of licenses	$(97)	$-
Issuance of common stock for services	$12	$-
Issuance of warrants in connection with acquisition of licenses	$-	$272
Issuance of common stock to officer and directors	$-	$1,452
Issuance of notes payable to vendors	$-	$1,212

See accompanying notes.

Humanigen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. The Company completed its initial public offering in January 2013. Effective August 7, 2017, the Company changed its legal name to Humanigen, Inc.

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

From the time of its emergence from bankruptcy to August 29, 2017, the Company’s focus was on its lead product candidate benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems. As more fully described in Note 10, the Company acquired certain worldwide rights to benznidazole on June 30, 2016 and, until August 29, 2017, was primarily focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration (“FDA”) for benznidazole and the subsequent commercialization, if approved. According to FDA issued guidance, benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it became the first FDA-approved treatment for Chagas disease, the Company would have been eligible to receive a Priority Review Voucher (“PRV”).

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo Research, S.L. (“Chemo”) for the treatment of Chagas disease and had awarded that manufacturer a neglected tropical disease PRV. Chemo’s benznidazole also has received Orphan Drug designation.  As a result of FDA’s actions and with the information currently available, the Company no longer expects to be eligible to receive a PRV with its own benznidazole candidate for the treatment of Chagas disease.  Accordingly, the Company has ceased development of benznidazole and is currently assessing a full range of options with respect to its benznidazole assets and development program.

Since the FDA’s August 29, 2017 announcement, the Company has shifted its primary focus toward developing its proprietary monoclonal antibody portfolio, which comprises lenzilumab (formerly known as KB003) and ifabotuzumab (formerly known as KB004), for use in addressing significant unmet needs in oncology. Both of these product candidates are in the early stage of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization. Furthermore, neither of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all.

Lenzilumab is currently being developed for the treatment of chronic myelomonocytic leukemia (“CMML”), a rare hematologic cancer with high unmet medical need. The Company has enrolled a total of nine patients in the 200, 400 and 600 mg dose cohorts in its CMML trial, and is currently evaluating subjects in the highest dose cohort of 600 mg for continuing accrual. The Company plans to review preliminary safety and efficacy results and anticipates completion of the ad hoc interim analysis in the first half of 2018. Additionally, the Company is exploring lenzilumab’s potential to neutralize circulating Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) which could lead to developing it as a possible treatment for a range of conditions including juvenile myelomonocytic leukemia (“JMML”) and the toxicities and adverse events associated with  chimeric antigen receptor T-cell (“CAR-T”) therapy.

Ifabotuzumab development has begun with an Investigator-Sponsored Phase 0/1 radiolabeled imaging trial in glioblastoma multiforme (“GBM”), a particularly aggressive and deadly form of brain cancer. The Company is exploring partnering opportunities to enable further development of ifabotuzumab, for the treatment of certain rare solid and hematologic cancers.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $259.5 million as of September 30, 2017. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”). To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 12 – “Subsequent Events.”

The Condensed Consolidated Financial Statements for the three months ended September 30, 2017 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $24.1 million at September 30, 2017 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See Note 12 – “Subsequent Events.”

Review of Strategic Alternatives

The Company is currently evaluating a full range of strategic alternatives to address or respond to the Company’s lack of liquidity in order to repay its outstanding term loans (See Note 7 – “Debt and Equity Financing”) and other obligations.  The Company has been discussing and continues to discuss with its Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of the Company’s obligations including conversion of the Term Loans into equity in the Company, which may occur at a significant discount to the current market price and be dilutive to the ownership interests of existing stockholders. If the Company is able to successfully reach agreement with its Term Loan Lenders and is also able to obtain additional financing, the review of strategic alternatives could result in among other things, pursuit of a litigation strategy relating to its benznidazole intellectual property rights, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with the Company’s current business plan and strategy. The Company may incur substantial expenses associated with identifying, evaluating and pursuing potential strategic alternatives, and there can be no assurances as to whether any of these may be successfully implemented. If the Company is unable to reach a satisfactory agreement with its Term Loan Lenders on any alternative transactions, the Company may be forced to file for a second bankruptcy. See Note 12 – “Subsequent Events.”

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
•
The Company became obligated to issue 327,608 shares of common stock to the plaintiffs in litigation related to the Company’s 2015 private financing transaction in accordance with the settlement stipulation discussed below. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.5 million as of December 31, 2015. As of September 30, 2017, all of the shares of common stock related to this settlement stipulation had been issued.

•
The Company reserved 300,000 shares of common stock for issuance to the plaintiffs in class action litigation related to the events surrounding the Company’s former Chairman and Chief Executive Officer. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $1.3 million as of December 31, 2015. As of September 30, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company became obligated to issue 3,750 shares of common stock to a former director in satisfaction of claims against the Company. The Company recorded an obligation in stockholders’ equity to issue the related shares and recorded the related expense of approximately $16,000 as of December 31, 2015. As of September 30, 2017, all of the shares related to this settlement stipulation had been issued.

•
The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of September 30, 2017, management does not believe the issuance of additional common stock for any such claims is probable.  As such, no accrual has been made in the Condensed Consolidated Financial Statements.

•
The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest, on June 30, 2019. As of September 30, 2017 the Company has accrued $148,000 of interest expense related to these promissory notes.

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

As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of September 30, 2017, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $312,000 and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $85,000. The resulting gain of approximately $227,000 is included in Reorganization items, net, in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and was to expire in March 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  By Order, dated February 6, 2017, the Bankruptcy Court extended the claims objection deadline to June 26, 2017. By Order dated July 10, 2017, the Bankruptcy Court extended the claims objection deadline to September 25, 2017. By Order dated October 23, 2017, the Bankruptcy Court extended the claims objection deadline to December 26, 2017.The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements.

As of September 30, 2017, approximately $731,000 in claims remained subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of September 30, 2017, the Company has recorded $28,000 and $31,000 related to these claims in Accounts payable and Notes payable to vendors, respectively, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

Under the terms of the Governance Agreement, Mr. Shkreli has no right to nominate directors to the Board of Directors of the Company (the “Board”) and agreed in connection with any stockholder vote to vote his shares in proportion to the votes of the Company’s public stockholders. The Governance Agreement also prohibits Mr. Shkreli or his affiliates for a period of 24 months after the date of the Governance Agreement, from, among other things:

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

Board Changes

On the Effective Date, in accordance with the Plan, Cameron Durrant, current Chief Executive Officer of the Company, as joint designee of BHCMF, BHC and Cheval (collectively, the "Black Horse Entities") and Nomis, continued as a director, Ronald Barliant, a then-current member of the Board, continued as a director as the designee of the Black Horse Entities, Dale Chappell became a director as a designee of Nomis, and Timothy Morris and Ezra Friedberg became directors as joint designees of the Black Horse Entities and Nomis. On November 9, 2017, Dale Chappell and Ezra Friedberg resigned from the Board, effective immediately.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise as of June 30, 2016 totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For the year ended December 31, 2016, the Company paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors and wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. For the nine months ended September 30, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than what had been previously accrued and also paid approximately $0.1 million in claims. As of September 30, 2017, approximately $0.1 million and $1.3 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

For the three months ended September 30, 2017 and 2016, Reorganization items, net consisted of the following charges:

	Three months ended	Three months ended
(in thousands)	September 30, 2017	September 30, 2016
Legal fees	$97	$224
Professional fees	5	203
Total reorganization items, net	$102	$427

Cash payments for reorganization items totaled $190,000 and $1,824,000 for the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016, Reorganization items, net consisted of the following charges:

	Nine months ended	Nine months ended
(in thousands)	September 30, 2017	September 30, 2016
Legal fees	$263	$4,780
Professional fees	26	1,159
Debtor-in-possession financing costs	-	1,143
Beneficial conversion on debtor-in-possession financing	-	484
Fair value of shares issued to officer and directors for service in bankruptcy	-	700
Gain on lease termination	-	(227)
Total reorganization items, net	$289	$8,039

Cash payments for reorganization items totaled $834,000 and $4,052,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2017	2016
Options to purchase common stock	2,578,948	2,036,177
Restricted stock units	—	3,750
Warrants to purchase common stock	356,193	331,193
	2,935,141	2,371,060

5. Investments

At September 30, 2017, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

At December 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

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

	Fair Value Measurements as of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

	Fair Value Measurements as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

7. Debt and Equity Financing

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of September 30, 2017, the Company has accrued a total of $148,000 of interest expense related to these promissory notes in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $87,000 for the nine months ending September 30, 2017 in the accompanying Statements of Operations and Comprehensive Loss.

December 2016 Term Loan

On December 21, 2016, the Company entered into a Credit and Security Agreement (the “Term Loan Credit Agreement”) with BHCMF, as administrative agent and lender BHC, as a lender, Cheval, as a lender, and Nomis, as a lender (collectively, the “Term Loan Lenders”). The Term Loan Credit Agreement provides for a credit facility in the original principal amount of $3,315,000, provides an original discount equal to $265,000 (the “Upfront Fee”) and requires the payment by the Company to the Term Loan Lenders of a commitment fee equal to $153,000. In accordance with the terms of the Term Loan Credit Agreement, the Company used the proceeds of the term loan (the “December 2016 Term Loan”) for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one of the Company’s former directors, is an affiliate of each of BHCMF, BHC and Cheval. On November 9, 2017, Dr. Chappell resigned from the Board, effective immediately.

The Term Loans (as defined below) bear interest at 9.00% and are subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

The outstanding principal balance of the Term Loans, plus accrued interest and fees, are due on the earlier of acceleration after an event of default under the Term Loan Credit Agreement, or October 31, 2017.  However, to the extent the Company raises capital through any SEC-registered stock offering, 50% of such offering’s proceeds (net of costs) must be used to pay down the Term Loans. On October 31, 2017, the Company obtained a short-term extension of the maturity of the Company’s obligations under the Term Loans. On November 16, 2017, the Company obtained an additional short-term extension of the maturity of the Company’s obligations under the Term Loans.  See Note 12 - “Subsequent Events” for further information.

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

As of September 30, 2017, the Company has accrued a total of $662,000 of interest expense, consisting of $234,000 interest and loan cost accretion of $428,000 and has recorded such against the principal balance resulting in a loan balance of $3,655,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $639,000 for the nine months ending September 30, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

March 2017 Term Loan

On March 21, 2017, the Company entered into an amendment (the “Amendment”) to the Term Loan Credit Agreement to obtain an additional term loan (the “March 2017 Term Loan”) in the original principal amount of $5,978,000 less an upfront fee equal to $478,000 (the “Additional Upfront Fee”), and requires the payment by the Company to the Term Loan Lenders of a commitment fee equal to $275,000. In accordance with the terms of the Term Loan Credit Agreement, the Company used the proceeds from the additional loan for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders in connection with the Term Loan Credit Agreement and other costs incurred in the ordinary course of business. Aside from the increase in the principal amount extended, the Amendment did not modify any of the terms under the Term Loan Credit Agreement, all of which will be applicable to the March 2017 Term Loan extended to the Company by the Lenders.

The Company recorded the original principal amount of the additional loan reduced by the Additional Upfront Fee and costs incurred in putting the March 2017 Term Loan in place for a net principal amount of $5,500,000.

As of September 30, 2017, the Company has accrued a total of $938,000 of interest expense, consisting of $288,000 interest and loan cost accretion of $650,000 and has recorded such against the principal balance resulting in a loan balance of $6,438,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $937,000 for the nine months ending September 30, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

July 2017 Term Loan

On July 8, 2017, the Company entered into a second amendment (the “Second Amendment”) to the Term Loan Credit Agreement to obtain an additional term loan (the “July 2017 Term Loan” and, together with the December 2016 Term Loan and the March 2017 Term Loan, the “Term Loans”). The Second Amendment provides for additional loans that may be drawn by the Company on a bi-monthly basis from time to time (the “Grid Advances”) in an aggregate principal amount of up to $5,434,783, less an upfront fee equal to $435,000 and requires the payment at maturity by the Company to the Term Loan Lenders a commitment fee of $263,000.  In accordance with the terms of the Term Loan Credit Agreement, the Company used the proceeds from the Grid Advances for general working capital, the payment of certain fees and expenses owed to the Agent and the Term Loan Lenders in connection with the Term Loan Credit Agreement and other costs incurred in the ordinary course of business. Aside from the increase in the principal amount extended, the Second Amendment did not modify any of the terms under the Term Loan Credit Agreement, all of which will be applicable to the Grid Advances extended to the Company by the Term Loan Lenders.

As of September 30, 2017, the entire amount provided by the Second Amendment of $5,000,000 (net of an Upfront Fee of $435,000) of the July 2017 Term Loan has been received by the Company.  Accordingly, as of September 30, 2017, the Company has received the entire amount available under the Term Loans totaling $14.7 million.

As of September 30, 2017, the Company has accrued a total of $563,000 of interest expense, consisting of $91,000 interest and loan cost accretion of $472,000 and has recorded such against the principal balance resulting in a loan balance of $5,563,000 in the accompanying Condensed Consolidated Balance Sheet with a charge to Interest expense of $563,000 for the nine months ending September 30, 2017 in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Committed Equity Financing Facility

On August 24, 2017, the Company entered into a Common Stock Purchase Agreement, dated as of August 23, 2017 (the “ELOC Purchase Agreement”), with Aperture Healthcare Ventures Ltd. (“Aperture”) pursuant to which the Company may, subject to certain conditions and limitations set forth in the ELOC Purchase Agreement, require Aperture to purchase up to $15.0 million worth of newly issued shares (the “Put Shares”) of the Company’s common stock, over the 36-month term following the effectiveness of the initial resale registration statement described below (the “Investment Period”). From time to time over the Investment Period, and in the Company’s sole discretion, the Company may present Aperture with one or more notices requiring Aperture to purchase a specified dollar amount of Put Shares, based on the price per share per day over five consecutive trading days (a “Pricing Period”). The per share purchase price for these shares equals the daily volume weighted average price of the common stock on each date during the Pricing Period on which shares are purchased, less a discount of 6.0% based on a minimum price as set forth in the ELOC Purchase Agreement. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Aperture to purchase a percentage of the daily trading volume of common stock for each trading day during the Pricing Period.

Under the ELOC Purchase Agreement, the Company paid Aperture a document preparation fee of $15,000 by issuing to Aperture 9,315 shares of common stock (the “Fee Shares” and, together with the Put Shares, the “ELOC Shares”).

On August 23, 2017, in connection with the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement (the "ELOC RRA") with Aperture, pursuant to which the Company granted to Aperture certain registration rights related to the ELOC Shares issuable in accordance with the ELOC Purchase Agreement. Under the ELOC RRA, the Company agreed to use its commercially reasonable efforts to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the maximum ELOC Shares issuable pursuant to the ELOC Purchase Agreement. The Company agreed to file the initial registration statement with the SEC within 90 days after the date of the ELOC Purchase Agreement and to use commercially reasonable efforts to cause that registration statement to be declared effective within 120 days of the date of the ELOC Purchase Agreement (180 days if the registration statement is reviewed by the SEC).

The actual amount of funds that can be raised under the Aperture facility will depend on the number of shares sold under the ELOC Purchase Agreement and the market value of the Company’s common stock during the Pricing Period of each sale. The Company has not yet filed a registration statement under the ELOC RRA.  Sales of common stock under the ELOC Purchase Agreement cannot commence until such registration statement is filed and declared effective by the SEC. There can be no assurance that the Company will use the Aperture facility to raise funds in the future.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2017, there were no material changes to the Company’s contractual obligations from those set forth in the 2016 Annual Report.

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

On September 13, 2016, the Board approved an amendment to the Company’s 2012 Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Plan from 125,000 to 1,100,000.

A summary of stock option activity for the three and nine months ended September 30, 2017 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,835,835	$4.15
Granted	615,000	2.92
Exercised	-	-
Cancelled (forfeited)	(17,905)	3.29
Cancelled (expired)	(87)	4.24
Outstanding at March 31, 2017	2,432,843	$3.85
Granted	-	-
Exercised	-	-
Cancelled (forfeited)	(3,895)	3.20
Cancelled (expired)	-	-
Outstanding at June 30, 2017	2,428,948	$3.85
Granted	150,000	0.33
Exercised	-	-
Cancelled (forfeited)	-	-
Cancelled (expired)	-	-
Outstanding at September 30, 2017	2,578,948	$3.65

The weighted average fair value of options granted during the three and nine months ended September 30, 2017 was $0.22 and $1.49 per share, respectively.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2017:

Nine months Ended September 30, 2017
Exercise price	$2.41
Market value	$2.41
Risk-free rate	1.78% to 2.09%%
Expected term	5.0 to 6.0 years
Expected volatility	83.2% to 87.9%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2017	2016	2017	2016
General and administrative	$278	$273	$1,477	$275
Research and development	67	40	296	42
	$345	$313	$1,773	$317

At September 30, 2017, the Company had $2.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.9 years.

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

The Company reevaluated the performance conditions and expected vesting of the Warrant as of September 30, 2017 and recorded a reduction in expense of approximately $59,000 during the three months ended September 30, 2017 and a reduction of expense of approximately $97,000 during the nine months ended September 30, 2017 due to a decline in the fair value, which reduction is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Specifically, as a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by Chemo for the treatment of Chagas disease and awarding Chemo a neglected tropical disease PRV, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.The Company will continue to reevaluate the performance conditions and expected vesting of the Warrant on a quarterly basis until all performance conditions have been met.

Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

The Company determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the year ended December 31, 2016, the Company recorded $3,250,000, which includes an additional $250,000 payment made in 2015 to Savant, as a Research and development expense. In addition, during the year ended December 31, 2016, the Company recorded $262,500 in connection with the Joint Development Program and recorded $100,000 in legal fee reimbursement as a Research and development expense.

On May 26, 2017, the Company submitted its benznidazole IND to FDA which became effective on June 26, 2017.  The Company recorded expense of $1,000,000 during the three months ended June 30, 2017 as a Research and development expense related to the milestone achievement associated with the IND being declared effective.

On July 10, 2017 FDA notified the Company that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease. The Company recorded an expense of $1,000,000 during the three months ended September 30, 2017 as a Research and development expense related to the milestone achievement associated with Orphan Drug Designation.

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement.  Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement.  The dispute primarily concerns the Company’s right under the  MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget  against payments due Savant.  The aggregate cost overages as of September 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $500,000 deductible.  The Company asserts that it is entitled to offset $2 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of September 30, 2017, Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred.  Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received. See Part II, Item 1 of this Form 10-Q for more information about this pending matter.

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

Savant Litigation

See Note 10 – “Savant Arrangements” and Part II, Item 1 of this Form 10-Q for information about litigation between the Company and Savant that was instituted in July 2017.

12. Subsequent Events

Vendor Negotiations

In October 2017, the Company reached agreement with certain vendors which reduced trade payables by $2.0 million, which includes $1.1 million reclassified to a long-term liability, as it is based on future revenue. The gain of $900,000, will be recognized in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended December 31, 2017 as Other Income.

Term Loans

The outstanding principal balance of $14.7 million under the Term Loans, plus accrued interest and fees, became due on October 31, 2017.  See Note 7 – “Debt and Equity Financing” for further information about the Term Loans. As of October 31, 2017, the aggregate amount of the Company’s obligations under the Term Loan Credit Agreement, including accrued interest and fees, approximated $16.1 million.

The Company does not have access to sufficient funds to repay the outstanding obligations under the Term Loan Credit Agreement. Accordingly, on October 31, 2017, the Company obtained a short-term extension of the maturity of the Company’s obligations under the Term Loans. On November 16, 2017, the Company obtained an additional short-term extension of the maturity of the Company’s obligations under the Term Loans.  The extension agreed with the Term Loan Lenders extends the maturity date of the Company’s obligations under the Term Loan Credit Agreement to the earlier of (i) December 1, 2017, or (ii) the date that the Company consummates one or more alternative transactions with the Term Loan Lenders. Aside from the extension of the Maturity Date, the extensions did not modify any of the terms under the Term Loan Credit Agreement.

The Company has been discussing and continues to discuss with its Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of the Company’s obligations including conversion of the Term Loans into equity in the Company, which may occur at a significant discount to the current market price and be dilutive to the ownership interests of existing stockholders. There can be no assurances that the Term Loan Lenders will agree to continue discussing any such alternative transactions or that the Company ultimately will be able to reach agreement with such Term Loan Lenders on the terms of any alternative transaction.

If the Company is unable to reach a satisfactory agreement with the Term Loan Lenders on any alternative transaction, the Company’s Board has authorized the Company’s management to prepare for a second bankruptcy filing while exploring other options in parallel.

Departure of Directors

On November 9, 2017, Dale Chappell and Ezra Friedberg resigned from the Board, effective immediately. Dr. Chappell is an affiliate of BHCMF, BHC and Cheval, each of which is a Term Loan Lender under the Term Loan Credit Agreement.

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

•	our ability to consummate one or more alternative transactions with our term loan lenders to permit the satisfaction, extension or modification of our obligations under our term loan credit agreement;
•
the effect on our stock price and the significant dilution to the share ownership of our existing stockholders that may result from conversion of the term loans into equity of the company at a discount from the current market price;

•	our ability to execute our new strategy and business plan focused on developing our proprietary monoclonal antibody portfolio;
•	our ability to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to recover any portion of our investment in benznidazole after FDA’s award of a Priority Review Voucher to a competitor’s drug candidate;
•	uncertainties relating to the timetable for FDA action under the new presidential administration;
•	the potential timing and outcomes of clinical studies of lenzilumab, ifabotuzumab or any other product candidates and the uncertainties inherent in clinical testing;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	our ability to successfully progress, partner or complete further development of our programs;
•	our ability to identify and develop additional products;
•	our ability to attain market exclusivity or to protect our intellectual property;
•	our ability to reach agreement with a partner to effect a successful commercialization of any of our product candidates;
•	the outcome of pending or future litigation;
•	competition; and
•
changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives at the center of our strategy, or the imposition of regulations that affect our products.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this Form 10-Q are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. We completed our initial public offering in January 2013. Effective August 7, 2017, we changed our legal name to Humanigen, Inc.

We have undergone a significant transformation since December 2015. As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. On June 26, 2017 our common stock began trading on the OTCQB Venture Market under the same ticker symbol. On August 7, 2017, following effectiveness of our previously reported name change to Humanigen, Inc., our common stock began trading on the OTCQB Venture Market under the new ticker symbol “HGEN”.

From the time of our emergence from bankruptcy to August 29, 2017, our lead product candidate was benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to long-term heart, intestinal and neurological problems.

On June 30, 2016, we acquired certain worldwide rights to benznidazole from Savant Neglected Diseases, LLC, or Savant, and until August 29, 2017, we were primarily focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration, or FDA, for benznidazole and the subsequent commercialization, if approved.  According to FDA-issued guidance, benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it became the first FDA-approved treatment for Chagas disease, we would have been eligible to receive a Priority Review Voucher (“PRV”).

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo Research, S.L. or Chemo, for the treatment of Chagas disease and had awarded that manufacturer a neglected tropical disease PRV. Chemo’s benznidazole also has received Orphan Drug designation. As a result of FDA’s actions and with the information currently available, we no longer expect to be eligible to receive a PRV with our own benznidazole candidate for the treatment of Chagas disease.  Accordingly, we have ceased development for benznidazole and are currently assessing a full range of options with respect to our benznidazole assets and development program.

Since the FDA’s August 29, 2017 announcement, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises, lenzilumab (formerly known as KB003) and ifabotuzumab (formerly known as KB004), for use in addressing significant unmet needs in oncology. Both of these product candidates are in the early stage of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization. Furthermore, neither of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine for the growth of certain hematologic malignancies and solid tumors and potentially involved in other serious conditions. In July 2016, we initiated dosing in a Phase 1 clinical trial in patients with chronic myelomonocytic leukemia or CMML to identify the maximum tolerated dose, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.

We have enrolled a total of nine patients in the 200, 400 and 600 mg dose cohorts of our CMML trial, and are currently evaluating subjects in the highest dose cohort of 600 mg for continuing accrual. We also plan to review preliminary safety and efficacy results and anticipate completion of the ad hoc interim analysis in the first half of 2018.

We also expect to explore lenzilumab’s effectiveness in reducing adverse events associated with chimeric antigen receptor T-cell, or CAR-T, therapy.  Specifically, we intend to explore lenzilumab’s effectiveness in preventing, ameliorating or treating CAR-T-cell-related adverse events. We may also use the interim data from the lenzilumab CMML Phase I study to determine the feasibility of rapidly commencing a Phase I study in JMML patients, or to explore progressing directly with a JMML Phase I study. JMML, a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an anti-EphA3 mAb that has the potential to offer a novel approach to treating solid tumors, hematologic malignancies and serious pulmonary conditions. EphA3 is aberrantly expressed on the surface of tumor cells and stromal cells in certain cancers. We completed the Phase 1 dose escalation portion of a Phase 1/2 ifabotuzumab clinical trial in hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.    An Investigator-Sponsored Phase 0/1 radiolabeled imaging trial of ifabotuzumab in glioblastoma multiforme (a particularly aggressive and deadly form of brain cancer) has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   We are currently exploring partnering opportunities to enable further development of ifabotuzumab.

Lenzilumab and ifabotuzumab were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

We have incurred significant losses and had an accumulated deficit of $259.5 million as of September 30, 2017.  We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates.

 As discussed in further detail below under the caption “Liquidity and Capital Resources” and in Part II, Item 1A, “Risk Factors,” we do not have access to sufficient funds to repay our outstanding obligations totaling approximately $16.1 million under our outstanding Term Loans. We have been discussing and continue to discuss with our Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of our obligations including conversion of the Term Loans into equity of the Company, which may occur at a significant discount to the current market price and be dilutive to the ownership interests of existing stockholders.  If we are unable to reach agreement with our Term Loan Lenders to satisfy, extend or modify these obligations, we may be forced to file for a second bankruptcy. Even if we were to successfully reach such an agreement with our Term Loan Lenders, in the future we would need to seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or on acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all.

Based on our current levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements for the quarter ended September 30, 2017, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are currently evaluating a full range of strategic alternatives to address or respond to our lack of liquidity to repay our outstanding term loans and other obligations.  If we are able to successfully reach agreement with our Term Loan Lenders and are also able to successfully obtain additional financing, the review of strategic alternatives could result in, among other things, pursuit of a litigation strategy relating to our benznidazole intellectual property rights, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. We may incur substantial expenses associated with identifying, evaluating and pursuing potential strategic alternatives, and there can be no assurances as to whether any of these may be successfully implemented. If we are not successful in reaching agreement with our Term Loan Lenders, we may have to file a second petition for bankruptcy.  See Part II, Item 1A, “Risk Factors.”

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2016 Annual Report on Form 10-K (File No. 001-35798), filed with the SEC on March 9, 2017.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At September 30, 2017 we had an accumulated deficit of $259.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Our operations during the three and nine months ended September 30, 2016 primarily related to our status as a debtor in possession and other matters in connection with our Chapter 11 bankruptcy proceedings, in addition to our efforts to obtain certain rights related to our former lead product candidate benznidazole. Our operations during the three and nine months ended September 30, 2017, which are now largely related to advancing our development programs, have changed substantially from the same period in 2016. Accordingly, comparisons of our operations and results for the three and nine months ended September 30, 2017 to our operations and results in the prior year periods may only provide a limited benefit, and similarly should not be relied on as an indicator of our future operations or results.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
External Costs
KB001	$-	$5	$-	$10
Lenzilumab	528	99	1,713	215
Ifabotuzumab	25	30	120	176
Benznidazole	3,138	829	6,956	5,024
Internal costs	116	778	1,539	2,380
Total research and development	$3,807	$1,741	$10,328	$7,805

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Increase/(Decrease)
(in thousands)	2017	2016	$'s	%
Operating expenses:
Research and development	$3,807	$1,741	$2,066	119
General and administrative	1,993	2,453	(460)	(19)
Loss from operations	(5,800)	(4,194)	1,606	38
Interest expense	(1,269)	(30)	1,239	4,130
Other income (expense), net	(14)	128	142	111
Reorganization items, net	(102)	(427)	(325)	(76)
Net loss	$(7,185)	$(4,523)	$2,662	59

Research and development expenses increased $2.1 million, from $1.7 million for the three months ended September 30, 2016 to $3.8 million for the three months ended September 30, 2017. The increase is driven by increases in benznidazole and lenzilumab development costs as well as an increase in internal costs. The 2017 benznidazole costs include the $1 million milestone achieved in July 2017.  See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding the milestone achievement in July 2017.

General and administrative expenses decreased $0.5 million from $2.5 million for the three months ended September 30, 2016 to $2.0 million for the three months ended September 30, 2017.  The decrease is primarily due to lower accounting and professional fees partially offset by an increase in legal fees due to the litigation with Savant.

Reorganization items, net, decreased $0.3 million from $0.4 million for the three months ended September 30, 2016 to $0.1 million for the three months ended September 30, 2017.  The decrease is primarily related to a decrease in legal and professional fees due to less bankruptcy related activities.

Interest expense of $1.3 million recognized for the three months ended September 30, 2017 relates to interest accrued on the Term Loans and interest accrued on the Notes payable to vendors.  Interest expense of $30,000 recognized for the three months ended September 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Other expense, net for the three months ended September 30, 2017 consists of foreign currency losses related to the payment of vendor invoices in foreign currencies. Other income, net for the three months ended September 30, 2016 primarily consists of foreign currency gains related to the payment of bankruptcy liabilities in foreign currencies.

Comparison of Nine months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Increase/(Decrease)
(in thousands)	2017	2016	$'s	%
Operating expenses:
Research and development	$10,328	$7,805	$2,523	32
General and administrative	5,987	6,169	(182)	(3)
Loss from operations	(16,315)	(13,974)	2,341	17
Interest expense	(2,245)	(76)	2,169	2,854
Other income (expense), net	(38)	128	166	130
Reorganization items, net	(289)	(8,039)	$(7,750)	(96)
Net loss	$(18,887)	$(21,961)	$(3,074)	(14)

Research and development expenses increased $2.5 million, from $7.8 million for the nine months ended September 30, 2016 to $10.3 million for the nine months ended September 30, 2017. The increase is driven by an increase in benznidazole and lenzilumab development costs and internal development costs.  The 2017 benznidazole costs include the cumulative $2.0 million in milestones achieved in June and July 2017.  See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding these milestone achievements.  The 2016 benznidazole costs included the costs of the technology acquisition which occurred on June 30, 2016.

General and administrative expenses decreased $0.2 million, from $6.2 million for the nine months ended September 30, 2016 to $6.0 million for the nine months ended September 30, 2017 primarily due to a decrease in accounting and auditing expenses during the nine months ended September 30, 2017 as compared to the prior year.

Reorganization items, net decreased $7.7 million, from $8.0 million for the nine months ended September 30, 2016 to $0.3 million for the nine months ended September 30, 2017 due to the amounts incurred during the nine months ended September 30, 2016  related to the bankruptcy plan, including legal fees of $4.8 million, $1.1 million in professional fees, $0.7 million related to the fair value of common shares issued to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million. The costs incurred during the nine months ended September 30, 2017 include $0.2 million in legal and professional fees related to ongoing bankruptcy proceedings.

Interest expense of $2.2 million recognized for the nine months ended September 30, 2017 relates to interest accrued on the Term Loans and interest accrued on the Notes payable to vendors.  Interest expense of $76,000 recognized for the nine months ended September 30, 2016 was related to the debtor-in-possession financing entered into on April 1, 2016.

Other expense, net for the nine months ended September 30, 2017 consists of foreign currency losses related to the payment of vendor invoices in foreign currencies. Other income, net for the nine months ended September 30, 2016 primarily consists of foreign currency gains related to the payment of bankruptcy liabilities in foreign currencies.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At September 30, 2017, we had cash and cash equivalents of $1.1 million.  As of November 16, 2017, we had cash and cash equivalents of approximately $145,000.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(In thousands)	2017	2016

Net cash (used in) provided by:
Operating activities	$(12,311)	$(17,948)
Investing activities	-	92
Financing activities	10,500	12,330
Net decrease in cash and cash equivalents	$(1,811)	$(5,526)

Net cash used in operating activities was $12.3 million and $17.9 million for the nine months ended September 30, 2017 and 2016, respectively. The primary use of cash in 2017 was to fund our operations related to the development of our product candidates, whereas the primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $12.3 million for the nine months ended September 30, 2017 primarily related to our net loss of $18.9 million, adjusted for non-cash items, such as $1.8 million in stock based compensation, $2.2 million in noncash interest expense and net increases in working capital items, primarily $2.3 million of Accrued expenses.

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

Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2016, primarily related to the reduction in restricted cash in connection with the termination of our former office lease in South San Francisco. There was no Net cash provided by investing activities for the nine months ended September 30, 2017.

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2017 related to the March 2017 and July 2017 Term Loans.  Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2016 related to the debtor-in-possession and equity bankruptcy financings.

In connection with our emergence from bankruptcy in June 2016, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11, as well as to fund our current working capital needs. In December 2016, we entered into a Credit and Security Agreement (the “Term Loan Credit Agreement”) providing for an original $3.0 million credit facility (the “December 2016 Term Loan”), net of certain fees and expenses. On March 21, 2017, we entered into an amendment to the Term Loan Credit Agreement to obtain an additional $5.5 million (the “March 2017 Term Loan”), net of certain fees and expenses, providing additional working capital. On July 8, 2017, we entered into a second amendment to the Term Loan Credit Agreement to obtain an additional $5.0 million (the “July 2017 Term Loan” and together with the December 2016 Term Loan and the March 2017 Term Loan, the “Term Loans”), net of certain fees and expenses, providing additional working capital. As of September 30, 2017, we had received the entire amount available under the July 2017 Term Loan,   bringing the total principal amount of the Term Loans to $14.7 million.  The outstanding balance of $16.1 million under the Term Loans, including accrued interest and fees, became due on October 31, 2017.  On October 31, 2017, we obtained a short-term extension from our Term Loan Lenders of the maturity of our obligations under the Term Loan Credit Agreement until November 10, 2017. On November 16, 2017, we obtained an additional short-term extension of the maturity of our obligations under the Term Loan Credit Agreement.  The extension agreed with the Term Loan Lenders extends the maturity date of our obligations under the Term Loan Credit Agreement to the earlier of (i) December 1, 2017, or (ii) the date that we consummate one or more alternative transactions with the Term Loan Lenders. Aside from the extension of the Maturity Date, the extensions did not modify any of the terms under the Term Loan Credit Agreement.

We do not have access to sufficient funds to repay the outstanding obligations under the Term Loan Credit Agreement. Accordingly, we have been discussing and continue to discuss with our Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of our obligations including conversion of the Term Loans into equity of the Company, which may occur at a significant discount to the current market price and be dilutive to the ownership interests of existing stockholders.  There can be no assurances that the Term Loan Lenders will agree to continue discussing any such alternative transactions or that we ultimately will be able to reach agreement with such Term Loan Lenders on the terms of any alternative transaction.

If we are unable to reach a satisfactory agreement with the Term Loan Lenders on any alternative transactions, the Company’s board of directors has authorized the Company’s management team to prepare for a second bankruptcy filing while exploring other options in parallel.

Please see Note 7 – “Debt and Equity Financing” and Note 12 – “Subsequent Events” to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, for additional information relating to the Term Loan Credit Agreement. See also Part II, Item 1A, “Risk Factors.”

Even if we were able to reach agreement with the Term Loan Lenders, we would require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we would require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs and outcome of pending and future litigation;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

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

On January 13, 2016, our common stock was suspended from the Nasdaq Global Market and began trading on the over-the-counter market under the ticker symbol KBIOQ.  On January 26, 2016, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting of our common stock, and the delisting was effective on February 5, 2016.  On June 30, 2016, upon emergence from bankruptcy, the ticker symbol for the trading of our common stock on the over-the-counter market reverted back to KBIO. On June 26, 2017 we began trading on the OTCQB Venture Market under the same ticker symbol. On August 7, 2017, following the effectiveness of our previously reported name change, our common stock began trading on the OTCQB Venture Market under the new ticker symbol “HGEN”. Although our common stock is eligible to trade in the OTCQB Venture Market, trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

Committed Equity Financing Facility

On August 24, 2017, we entered into a Common Stock Purchase Agreement, dated as of August 23, 2017 (the "ELOC Purchase Agreement"), with Aperture Healthcare Ventures Ltd. ("Aperture") pursuant to which we may, subject to certain conditions and limitations set forth in the ELOC Purchase Agreement, require Aperture to purchase up to $15.0 million worth of newly issued shares of our common stock, over the 36-month term following the effectiveness of the initial resale registration statement described below (the “Investment Period”). From time to time over the Investment Period, and in our sole discretion, we may present Aperture with one or more notices requiring Aperture to purchase a specified dollar amount of shares of our common stock, based on the price per share per day over five consecutive trading days (the “Pricing Period”). In addition, in our sole discretion, but subject to certain limitations, we may require Aperture to purchase a percentage of the daily trading volume of our common stock for each trading day during the Pricing Period.

On August 23, 2017, in connection with the ELOC Purchase Agreement, we entered into a Registration Rights Agreement (the "ELOC RRA”) with Aperture, pursuant to which we granted to Aperture certain registration rights related to the shares issuable in accordance with the ELOC Purchase Agreement. Under the ELOC RRA, we agreed to use our commercially reasonable efforts to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the maximum shares issuable pursuant to the ELOC Purchase Agreement.

The actual amount of funds that can be raised under the Aperture committed equity financing facility will depend on the number of shares of our common stock sold under the ELOC Purchase Agreement and the market value of our common stock during the Pricing Period of each sale. We have yet to file a registration statement under the ELOC RRA. Sales of common stock under the ELOC Purchase Agreement cannot commence until such registration statement is filed and declared effective by the SEC. There can be no assurance that we will use the Aperture facility to raise funds in the future. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ELOC Purchase Agreement and the ELOC RRA.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and  Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”).  KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD.  The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 10 - “Savant Arrangements” to the accompanying condensed consolidated financial statements for more information about the MDC Agreement.  The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017,  Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $500,000 deductible under the MDC.   The Company asserts that it is entitled to offset $2 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

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

On August 1, 2017, the Company moved to remand the case back to the Delaware Superior Court. Briefing on that motion is completed and awaiting determination by the Bankruptcy Court.

On August 2, 2017, Savant sent a foreclosure notice to the Company, demanding that the Company provide the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017.  The Company moved for a Temporary Restraining Order and Preliminary Injunction in the bankruptcy court on August 4, 2017.  Savant responded on August 7, 2017.  On August 7, 2017, the bankruptcy court granted the Company’s motion for a Temporary Restraining Order, entering an order prohibiting Savant from collecting on or selling the Collateral, entering the Company’s premises, issuing any default notices to the Company, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement.  The parties have stipulated to continue the provisions of the Temporary Restraining Order in full force and effect until further order of the appropriate court.

Item 1A.	Risk Factors

We do not have sufficient funds to repay our outstanding term loan obligations in full or significant part. If we cannot reach agreement with our Term Loan Lenders on alternative transactions providing for the satisfaction, extension or modification of our term loan obligations, we may have to file for bankruptcy in the near future.

               As of October 31, 2017, the aggregate amount of our obligations under the Term Loan Credit Agreement, including accrued interest and fees, approximated $16.1 million. The extension agreed with the Term Loan Lenders extends the maturity date of our obligations under the Term Loan Credit Agreement to the earlier of (i) December 1, 2017, or (ii) the date that we consummate one or more alternative transactions with the Term Loan Lenders.

             We do not have access to sufficient funds to repay these outstanding obligations in full or in part. We have been discussing and continue to discuss with our Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of these obligations, including conversion of the Term Loans into equity in the Company, which may occur at a significant discount to the current market price. There can be no assurances that the Term Loan Lenders will agree to continue discussing any such alternative transactions or that we ultimately will be able to reach agreement with such Term Loan Lenders on the terms of any alternative transaction.

If we are unable to reach a satisfactory agreement with our Term Loan Lenders our board of directors has authorized us to begin preparing the company to file a second bankruptcy petition. Given our lack of liquidity, it is reasonably likely that any such filing would result in a complete loss of value for our unsecured creditors and holders of our common stock.

If we are able to reach agreement with our Term Loan Lenders to convert the Term Loans into equity of the Company, the share ownership of our existing stockholders will be significantly diluted.

We have been discussing and continue to discuss with our Term Loan Lenders alternative transactions that might result in the satisfaction, extension or modification of our Term Loan obligations, including conversion of the Term Loans into equity in the Company, at a discount from the current market price.  If the Term Loan Lenders agree to convert the Term Loan into equity of the Company at a discount from current market prices, current stockholders will  experience significant dilution in their shares ownership.

Even if we were able to reach agreement with our Term Loan Lenders, we will need substantial additional capital to develop and commercialize our product candidates and to continue as a going concern, but our access to capital funding is uncertain.

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for lenzilumab and ifabotuzumab, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our assets and intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

We will need to seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. In addition, to the extent that additional capital is raised through the sale of equity or convertible debt securities, such issuance will result in further dilution to our stockholders.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

We may not be able to recover any portion of our investment in benznidazole after the FDA’s award of a Priority Review Voucher to a competitor’s drug candidate.

From the time of our emergence from bankruptcy to August 29, 2017, our lead product candidate was benznidazole for the treatment of Chagas disease. We acquired certain worldwide rights to benznidazole on June 30, 2016 and, until August 29, 2017, were primarily focused on the development necessary to seek and obtain approval by the FDA for benznidazole and the subsequent commercialization, if approved. According to FDA issued guidance, benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it became the first FDA-approved treatment for Chagas disease, we would have been eligible to receive a PRV.  We invested a significant portion of our time and financial resources in the approval of benznidazole with a more limited focus on our other product candidates.

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo for the treatment of Chagas disease and had awarded that manufacturer a tropical disease PRV. Chemo’s benznidazole also received Orphan Drug designation.  As a result of FDA’s actions and with the information currently available, we no longer expect to be eligible to receive a PRV with our own benznidazole candidate for the treatment of Chagas disease.

We are currently assessing a full range of options with respect to our benznidazole assets and development program, which may include an asset divestiture or pursuit of a litigation strategy if we believe our benznidazole intellectual property rights have been violated by any of our competitors. Litigation may be necessary to protect our rights, which could result in substantial costs and be a distraction to our management team. There can be no assurance that the exploration or pursuit of one or more of these options will result in our ability to recover all or any portion of our investment in benznidazole.

If we can obtain funding, our forward-looking business operations will depend on the success of our product candidates, lenzilumab and ifabotuzumab. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

. We have a limited pipeline of product candidates and are not conducting active research at this time for discovery of new molecules or antibodies. We are currently dependent on the successful continued development and regulatory approval of our current product candidates for our future business success. Since the FDA’s August 29, 2017 announcement, our primary focus has shifted to investing our time and financial resources in the development of lenzilumab and ifabotuzumab.

We will need to successfully enroll and complete clinical trials of lenzilumab and ifabotuzumab, and potentially obtain regulatory approval to market these products. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

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

4.1
Registration Rights Agreement, dated as of August 23, 2017, by and between the Company and Aperture Healthcare Ventures Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 25, 2017).

10.1
Common Stock Purchase Agreement, dated as of August 23, 2017 by and between the Company and Aperture Healthcare Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 25, 2017).

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

_________________________

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

HUMANIGEN, INC.

Date: November 17, 2017	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2017	By:	/s/ Greg Jester
Greg Jester
Chief Financial Officer
(Principal Financial and Accounting Officer)