Form 10-K
period 2017-12-31
HUMANIGEN, INC
filed 2018-03-27
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2017, was approximately $11,552,504 based on the closing price of $1.90 of the Common Stock of the registrant as reported on the OTCQB Venture Market operated by OTC Markets Group, Inc. on such date.  As of March 23, 2018, there were 109,207,786 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Humanigen, Inc.
Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•
our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to complete the clinical trials that we have initiated or plan to initiate, and continue as a going concern;

•
the effect on our stock price and the significant dilution to the share ownership of our existing stockholders that has resulted from conversion of the term loans into equity of the company or that may result in the future upon additional issuances of our equity securities;

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
•
the ability of the Black Horse Entities (as defined below) to exert control over all matters of the Company, including their ability to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	competition; and
•
changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies for immunotherapy and oncology treatments. Our lead product candidate is lenzilumab (formerly known as KB003).  We have begun work with leading key opinion leaders in the chimeric antigen receptor T-cell, or CAR-T, therapy field to advance lenzilumab into phase 1b/2 trials for the prevention of neurotoxicity and potentially cytokine release syndrome, or CRS, associated with CAR-T therapy.  There are currently no FDA-approved products for the prevention or treatment of neurotoxicity or prevention of CRS associated with CAR-T therapy.  Additionally, lenzilumab is currently in a phase 1 trial for the treatment of chronic myelomonocytic leukemia, or CMML, and potentially subsequent trials for the treatment of juvenile myelomonocytic leukemia, or JMML, both of which are rare hematologic cancers with high unmet medical need. We are exploring partnering opportunities to enable development of ifabotuzumab (another of our proprietary monoclonal antibodies, formerly known as KB004), as a potential CAR construct and for the potential treatment of certain rare solid and hematologic cancers and other serious diseases.  With a focus on preventing serious and potentially life-threatening side-effects associated with CAR-T therapy and other high-unmet-need conditions for which there are no FDA-approved therapies, we also believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation and accelerated approval.

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. We completed our initial public offering in January 2013. Effective August 7, 2017, we changed our legal name to Humanigen, Inc.

We have undergone a significant transformation since December 2015. As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended (the “Plan”), became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see “Bankruptcy.”

From the time of our emergence from bankruptcy to August 29, 2017, our lead product candidate was benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to serious and potentially life-threatening long-term heart, intestinal and neurological problems. On June 30, 2016, we acquired certain worldwide rights to benznidazole from Savant Neglected Diseases, LLC, or Savant, and until August 29, 2017, we were primarily focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration, or FDA, for benznidazole and the subsequent commercialization, if approved.  According to FDA-issued guidance, benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it became the first FDA-approved treatment for Chagas disease, we would have been eligible to receive a Priority Review Voucher, or PRV.

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo Research, S.L., or Chemo, for the treatment of Chagas disease and had awarded that manufacturer a neglected tropical disease PRV. Chemo’s benznidazole also received Orphan Drug designation. As a result of FDA’s actions and because we no longer expected to be eligible to receive a PRV with our own benznidazole candidate for the treatment of Chagas disease, we immediately ceased development for benznidazole and began assessing a full range of options with respect to our benznidazole assets and development program. We also began an accelerated scientific assessment of emerging new possibilities for our monoclonal antibody assets and development programs, including potential prophylaxis of CAR-T-related toxicities as the first CAR-T products began receiving approval for marketing in the US.

On December 21, 2017, we reached an agreement with our Term Loan Lenders (as defined below) on a series of transactions, including the transfer and assignment of all of our assets related to benznidazole to an affiliate of one of the Term Loan Lenders, providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under our Term Loan Credit Agreement (as defined below). We refer to these transactions herein as the “Restructuring Transactions.” On February 27, 2018, we completed the Restructuring Transactions. For further information regarding the Restructuring Transactions, see “The Restructuring Transactions.”

Since the FDA’s August 29, 2017 announcement relating to benznidazole, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab and ifabotuzumab, for use in addressing serious and potentially life-threatening unmet needs in oncology. Both of these product candidates are in the early stage of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization. Furthermore, neither of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. We expect to study lenzilumab’s potential in reducing adverse events associated with CAR-T therapy. We have begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity associated with CAR-T therapy, and potentially CRS. In addition, we continue dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  We have fully enrolled the total 12 patients in the 200, 400 and 600 mg dose cohorts of our CMML trial, and are currently evaluating subjects in the highest dose cohort of 600 mg for continuing accrual. We also plan to review preliminary safety and efficacy results and anticipate completion of the ad hoc interim analysis in the first half of 2018. We may also use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of rapidly commencing a Phase 1 study in JMML patients, or to explore progressing the CMML development program. JMML is a rare pediatric cancer, is associated with poor outcomes and a very high unmet medical need for which there are no FDA-approved therapies.

Ifabotuzumab is an anti-Ephrin Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. Ifabotuzumab, to our knowledge, is the only anti-EphA3 compound in development.  EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.  An investigator-sponsored Phase 0/1 radiolabeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   We are currently exploring partnering opportunities to enable further development of ifabotuzumab.

Lenzilumab and ifabotuzumab were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

Our Strategy

We are a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies for immunotherapy and oncology treatments.  We plan to achieve our objectives through the following strategies, which we believe reflect an innovative and responsible business model:

•
Develop lenzilumab for the prevention and treatment of serious and potentially life-threatening CAR-T-related side effects.  Lenzilumab is a Humaneered recombinant monoclonal antibody that neutralizes soluble GM-CSF, a critical cytokine involved in the development of serious side-effects associated with CAR-T therapy. GM-CSF is an upstream driver in the paths of multiple diseases. Recent science shows that GM-CSF is the key initiator of inflammatory side-effects, neurotoxicity and CRS, associated with groundbreaking CAR-T cancer therapy. Lenzilumab has shown a favorable safety profile to date and has been studied in more than 100 human subjects in clinical studies - one Phase 1 and two Phase 2 clinical trials - in either healthy adults or adults with various diseases. We also have completed Phase 1 and Phase 1/2 clinical trials in 76 patients with lenzilumab’s chimeric precursor, KB002. The lenzilumab Phase 2 studies included patients with severe asthma and the run‑in safety portion of a clinical trial in patients with rheumatoid arthritis. The severe asthma study demonstrated efficacy in patients with eosinophilic asthma, but we did not continue the programs due to strategic considerations and decisions. Pre-clinical animal model work assessing lenzilumab in CAR-T toxicities is being completed. We, in conjunction with leading key opinion leaders are designing a Phase 1b/2 study to explore lenzilumab as a prophylactic treatment to minimize neurotoxicity associated with CAR-T therapy.

•
Development of lenzilumab for the treatment of CMML and JMML. In July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose (“MTD”) or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Further, we may initiate a study of lenzilumab in JMML, a rare pediatric form of leukemia, where the primary treatment alternative, in patients who would qualify, would be a bone marrow stem cell transplant. We believe that both CMML and JMML would qualify as orphan conditions, and we intend to seek orphan designation for lenzilumab for both of these conditions. The mechanism of action of lenzilumab may also prove to be of value in multiple other autoimmune rare and orphan conditions. If FDA agrees that JMML is a rare pediatric disease and qualifies for priority review, we may receive a PRV if lenzilumab is approved by FDA for use in JMML. In addition, we may seek breakthrough therapy status which, if granted, would confer various benefits, including a fast track pathway, or separately we may submit for a fast track pathway if breakthrough therapy status is not granted.

•
Partner ifabotuzumab for the treatment of rare adult and pediatric solid tumors and hematologic cancers and serious pulmonary conditions and as a CAR construct. Consistent with our strategic focus, we are now evaluating opportunities to partner ifabotuzumab in rare solid tumors like glioblastoma, pediatric cancers and certain rare hematologic cancer indications. Serious pulmonary conditions also could be a target, according to early data. We believe that some of these conditions would qualify for orphan designation, and ifabotuzumab may receive orphan designation for these conditions. In addition, we are exploring various other opportunities in the oncology field that would utilize ifabotuzumab as the basis of the therapy. These include developing a CAR construct, which could be used as a therapeutic CAR-T therapy; developing bi-specific antibody constructs including ifabotuzumab; utilizing ifabotuzumab as part of a radiopharmaceuticals therapeutic approach; and utilizing ifabotuzumab as part of an Antibody Drug Conjugate, or ADC. We are in discussions with various parties related to these additional opportunities which leverage ifabotuzumab as a platform monoclonal antibody.

Lenzilumab

Overview and Mechanism of Action

Lenzilumab, previously referred to as KB003, is a recombinant antibody designed to target and neutralize human GM‑CSF, a central actor in leukocyte differentiation, autoimmunity and inflammation. We used our proprietary and patented Humaneered antibody development platform to develop lenzilumab. There is extensive evidence linking GM-CSF expression to serious and potentially life-threatening side-effects in CAR-T therapy. Our primary focus for lenzilumab is exploring its potential to prevent and ameliorate CAR-T-related neurotoxicity and CRS. We are also developing lenzilumab for use in patients with CMML and are assessing plans to investigate its potential use in patients with JMML. In CAR-T related side effects, GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells produce the cytokines observed in neurotoxicity and CRS, perpetuating the inflammatory cascade. Peer-reviewed publications in leading journals by well-recognized clinical experts have shown that GM-CSF is a biomarker present in patients who suffer serious neurotoxicity as a side-effect of CAR-T therapy. The GM-CSF receptor is expressed on myeloblasts and other progenitor cells, and binding results in differentiation and maturation into monocytes. GM‑CSF is an important part of an inflammatory cascade that stimulates white blood cells (granulocytes, including eosinophils, neutrophils, and macrophages) and maintains them in an active state during infection. However, excessive GM‑CSF may be involved in tissue damage associated with inflammatory diseases. The results of anti‑GM‑CSF in ex-vivo studies suggest lenzilumab has potential in preventing neurotoxicity associated with CAR-T therapy and certain oncology conditions, including CMML and JMML, as well as asthma, RA and other arthritides.

Lenzilumab is a Humaneered version of KB002, a low picomolar affinity, novel chimeric mAb that we licensed from Ludwig Institute for Cancer Research, or LICR. Data from our single‑dose, Phase 1 and Phase 1/2 clinical trials with KB002 supported our clinical trials with lenzilumab. In these studies, KB002 appeared to be well tolerated. Lenzilumab targets the same binding site as KB002 and has been shown to be functionally similar and appeared generally safe in previous clinical trials. See “Intellectual Property” Ludwig Institute for Cancer Research for further information on our license with LICR.

Development Program

We believe that a strong scientific rationale exists for lenzilumab to play an important role in making CAR-T therapy safer, more effective and more routine.  CAR-T cell therapy is currently limited by the risk of life-threatening neurotoxicity and CRS. Both Kymriah® and Yescarta® carry black box warnings in their labels for neurotoxicity and CRS. In the case of more severe neurotoxicity and/or CRS, patients may need to be treated on the Intensive Care Unit, or ICU, in the hospital. Because of the seriousness of these cases, which can affect between approximately 30 – 50 percent of patients receiving CAR-T, physicians planning to administer CAR-T may have to reserve an ICU bed for patients prior to treatment. This can create a significant bottleneck in relation to the hospital’s ability to administer CAR-T. Side effects associated with CAR-T may limit the number of patients that can be treated with CAR-T and also the dosage that can be safely administered affecting efficacy.  We believe higher doses of CAR-T may be more efficacious but can also be associated with a greater risk of side-effects.

Actemra (tocilizumab) is an IL-6 receptor antagonist that was recently approved by the FDA for the treatment of severe life-threatening CRS based on a retrospective analysis of pooled outcome data from CAR-T clinical trials of 45 pediatric and adult patients treated with Actemra with or without high-dose corticosteroids. There were no prospective, randomized controlled trials conducted to evaluate the safety and efficacy of tocilizumab for the treatment of severe CRS. Moreover, clinical experience has proven that tocilizumab is not effective for the treatment of neurotoxicity and cases of CRS refractory to tocilizumab have been reported underscoring the need for additional, more effective management strategies to prevent the onset of CAR-T induced neurotoxicity and CRS. It is important to note that tocilizumab is not approved for the prevention of CRS nor for the prevention or treatment of neurotoxicity. Studies have shown that administering tocilizumab prophylactically increases the number of patients who suffer serious neurotoxicity compared with those patients not receiving tocilizumab prophylactically. Further, tocilizumab is not approved for the treatment of mild or moderate cases of CRS.

Lenzilumab is in development to specifically address this unmet need and robust scientific rationale exists to support GM-CSF neutralization as a validated target in this setting.  In December 2017, we held a scientific advisory board with leading key opinion leaders in the CAR-T field to validate the scientific rationale of studying lenzilumab’s anti-GM-CSF mechanism to stop CAR-T-related toxicity.  Based on feedback received from the advisory board, we created our lenzilumab development plan to study prevention of the onset of CAR-T-induced neurotoxicity while maintaining or improving CAR-T expansion, persistence and anti-tumor response and potentially reducing the need or duration for ICU stay. To that end, we started preclinical work using validated CRS animal models at the Mayo Clinic. In addition we have begun work with leading key opinion leaders, including MD Anderson Cancer Center, to advance lenzilumab into phase 1b/2 trials for the prevention of neurotoxicity and potentially CRS associated with CAR-T therapy. We expect this trial to start in the summer of 2018. We have benchmarked the studies undertaken in the CAR-T space and regulatory strategies employed and intend to leverage this knowledge in our clinical development and regulatory plans.

We also believe lenzilumab has potential as a therapy for CMML, a rare form of hematologic cancer with no FDA-approved treatment options and a three-year overall survival rate of 20% and median overall survival of 20 months, and JMML, a rare pediatric form of leukemia.  CMML is a clonal stem cell disorder of which monocytosis is a key feature.  CMML has features of MDS, including abnormal, dysplastic bone marrow cells; cytopenia; transfusion dependence; and myeloproliferative neoplasms, including overproduction of white blood cells, organomegaly such as splenomegaly and hepatomegaly and extramedullary disease. Approximately 15% to 20% of CMML cases progress to acute myeloid leukemia, or AML. According to the American Cancer Society, approximately 1,100 individuals in the US are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants. Preclinical studies have shown lenzilumab can cause apoptosis in CMML cells by depriving them of GM-CSF. In July 2016, we initiated dosing in a Phase 1 clinical trial in patients with CMML to identify the MTD or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. The study has fully enrolled 12 patients. Depending on the results of the CMML study, we also intend to investigate the potential treatment of JMML, a rarer disease, with lenzilumab.  There are approximately 420 new cases of JMML annually in the US and the disease mostly affects children aged four and younger. We believe that lenzilumab may be eligible for a rare pediatric disease priority review voucher if approved for JMML. We also believe lenzilumab in CMML or JMML could qualify for orphan drug designation and potentially several other FDA incentives.

An IND for a Phase 1/2 CMML monotherapy study of lenzilumab is in effect. In July 2016, we began to enroll patients in a multicenter, open-label, repeat-dose, Phase 1 study consisting of a dose escalation phase and a dose expansion phase to evaluate the safety, pharmacokinetics, and clinical activity of lenzilumab in patients with previously-treated CMML who are no longer responsive to previous treatment.  The primary endpoint of this study is the safety of lenzilumab, as measured by the number of participants with adverse events, at various doses in order to determine a recommended Phase 2 dose. The secondary endpoint is the clinical activity of lenzilumab, as measured by changes in spleen size, blood and bone marrow measurements of disease, clinical symptoms and other measures.

Previous clinical studies of lenzilumab include a repeat‑dose, Phase 2 clinical trial of lenzilumab in RA with the inclusion of a safety run‑in portion. On completing the safety run-in portion of this trial, which showed lenzilumab to be well tolerated with no clinically significant adverse events, we reassessed the increasingly competitive RA market and chose to redirect our study of lenzilumab to severe asthma patients inadequately controlled by corticosteroids. Results from a subsequent randomized, double‑blinded, placebo‑controlled, repeat dose, intravenous Phase 2 clinical trial of asthma, revealed that the primary endpoint was not met, although a significant effect was shown in certain pre‑specified subgroups, such as those with eosinophilic asthma. As a result of a strategic shift by the company, we terminated development of lenzilumab in severe asthma.

Ifabotuzumab

Ifabotuzumab is a Humaneered mAb in which the carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the ifabotuzumab prototype and EphA3 intellectual property.

Ifabotuzumab binds to the EphA3 receptor, which plays an important role in cell positioning and tissue organization during fetal development, but is not thought to play a significant role in healthy adults. EphA3 is a tyrosine kinase receptor aberrantly expressed on the tumor cell surface in a number of hematologic malignancies and solid tumors, and is also expressed on the stem cell compartment. This compartment includes malignant stem cells, the vasculature that feeds them, and the stromal cells that protect them. EphA3 expression has been documented in a number of tumor types, including AML, chronic myelogenous leukemia, chronic lymphocytic leukemia, MDS, myelofibrosis, multiple myeloma, melanoma, breast cancer, non-small cell lung cancer, colorectal cancer, gastric cancer, renal cancer, glioblastoma, and prostate cancer. Publications related to certain cancers have indicated that EphA3 tumor cell expression correlates with cancer growth and a poor prognosis.  EphA3 is overexpressed in GBM and, in particular, in the most aggressive mesenchymal subtype.  Importantly, EphA3 is highly expressed on the tumor-initiating cell population in glioma and appears critically involved in maintaining tumor cells in a less differentiated state by modulating mitogen-activated protein kinase signaling. EphA3 knockdown or depletion of EphA3-positive tumor cells may reduce tumorigenic potential to a degree comparable to treatment with a therapeutic radiolabelled EphA3-specific monoclonal antibody. Thus, EphA3 may emerge as a functional, targetable receptor in GBM as well as certain lymphomas and leukemias.

Anti-EphA3 treatment has shown encouraging preclinical results in multiple experiment types, including patient primary tumor cell assays, colony forming assays, and xenograft mouse models. Upon binding to EphA3, ifabotuzumab causes cell killing to occur either through antibody-dependent, cell-mediated cytotoxicity, or ADCC, or through direct apoptosis, and in the case of tumor neovasculature, through cell rounding and blood vessel disruption. Given the differential expression pattern of EphA3, ifabotuzumab may have the potential to kill cancer cells and the tumor stem cell microenvironment, providing for long-term responses while sparing normal cells. By developing ifabotuzumab as the backbone for a next generation CAR construct, we may have the ability to target both the tumor and tumor vasculature in a novel manner and build on the experience with current second generation CD19 CAR-T cell therapies.  An investigator-sponsored Phase 0/1 radiolabeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia. On December 5, 2017, the first patient received ifabotuzumab in a trial that, according to the investigators, will seek to confirm the safety of ifabotuzumab and potentially determine the best dose to effectively penetrate brain tumors. Currently, three patients have received ifabotuzumab in this study and the investigators expect approximately 12 patients to participate in the trial, for which eligibility criteria are recurrent GBM and receipt of only one type of chemotherapy for disease recurrence. Consistent with our new strategic focus, we are now evaluating wider opportunities to partner ifabotuzumab. We are in early discussions with separate and various parties to leverage the unique features of ifabotuzumab to:

•	Construct a CAR product to potentially be used as CAR-T therapy;
•	Develop bi-specific antibodies; and
•	Form part of a radiopharmaceutical therapeutic.

Prior to our bankruptcy, we were conducting a Phase 1/2 trial of ifabotuzumab in multiple hematologic malignancies.  The most common adverse event attributed to ifabotuzumab in our previous trial was infusion reactions (chills, fever, nausea, hypertension, and rapid heart rate) which is an expected safety finding based on the mechanism of action. The majority of infusion reactions were mild-to-moderate in severity and resolved with temporary stoppage of infusion and/or use of medications to treat symptoms. In 2014, we completed the Phase 1 dose escalation portion of our study, primarily treating patients with AML as well as patients with MDS and myelofibrosis.  We suspended enrollment in that study due to the bankruptcy filing in December 2015.

Our Humaneered Technology

Our proprietary and patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high‑affinity human antibodies designed for therapeutic use, particularly for chronic conditions.  We have developed or in‑licensed targets or research (mouse) antibodies, typically from academic institutions, and then applied our Humaneered technology to them. Lenzilumab and ifabotuzumab are both Humaneered antibodies or antibody fragments. Together, our Humaneered antibodies have been tested clinically in more than 200 patients with no evidence of serious immunogenicity. We believe our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies, are prone to being rejected less and may bind better to the target. Specifically, our Humaneered technology generates an antibody from an existing antibody with the required specificity as a starting point and, we believe, provides the following:

•	retention of identical target epitope specificity of the starting antibody and frequent generation of higher affinity antibodies;
•
very-near-to-human germ line sequence, which we believe means our Humaneered antibodies are less likely to induce an inappropriate immune response in broad patient populations when used chronically than chimeric or conventionally humanized antibodies, which has proven to be the case in clinical studies;

•	antibodies with physiochemical properties that facilitate process development and formulation (lack of aggregation at high concentration);
•	high solubility;
•	high antibody expression yields; and
•	an optimized antibody processing time of three to six months.

In March 2007, we granted Novartis a non-exclusive license to our proprietary Humaneered technology after applying this technology to several antibodies for them. Under the license agreement, Novartis is able to develop antibodies to create its own therapeutics. In each case, we demonstrated the robustness and versatility of the technology by creating Humaneered antibodies with increased affinity. As we are focused on progressing our current portfolio of antibodies through clinical development and out-licensing, we are not currently dedicating additional resources to the research of additional Humaneered antibodies.

Intellectual Property

Licensing and Collaborations

Savant Agreement

On June 30, 2016, we entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use, or the MDC Agreement, with Savant, pursuant to which we acquired certain worldwide rights relating to benznidazole, including certain regulatory and non-intellectual property assets related to benznidazole , any product containing benznidazole and an exclusive license for certain intellectual property assets, including know-how and processes, relating to benznidazole. Savant retains the right to use the licensed intellectual property for veterinary uses. The MDC Agreement provides that we may jointly conduct development activities with Savant with respect to any product containing benznidazole, while we will be solely responsible for commercializing the product. As described above, we are no longer performing any work in respect of benznidazole.

As required by the MDC Agreement, we made payments to Savant totaling $2.7 million, consisting of the remaining portion of an initial payment (excluding a previously paid deposit of $0.5 million) in the amount of $2.5 million, an initial monthly joint development program cost payment of $0.1 million, and reimbursement of $0.1 million of Savant’s legal fees. The MDC Agreement provided for regulatory and other milestone payments of up to $21 million if we received approval from FDA and from other non-US regulatory agencies and certain other contingent payments.  Additionally, we would pay Savant royalties in the mid-teens on any net sales of any benznidazole product on a product-by-product and country-by-country basis, which royalty will be reduced to the high single digits in the United States if a PRV was not granted subsequent to regulatory approval of any benznidazole product.  The MDC Agreement also provided that Savant is entitled to a portion of the amount we would receive upon the sale, if any, of a PRV regarding any benznidazole product. In addition, we also entered into a security agreement pursuant to which we granted Savant a continuing senior security interest in the assets and rights acquired by us pursuant to the MDC Agreement and certain future assets developed from those acquired assets.  On August 29, 2017 we ceased development for benznidazole and do not anticipate further obligations under the MDC.

In July 2017, we commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement.  Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement.  The dispute primarily concerns our right under the MDC Agreement to offset certain costs incurred by us in excess of the agreed upon budget against payments due Savant.  The aggregate cost overages as of December 31, 2017 that we assert are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible.  We assert that we are entitled to offset $2 million in milestone payments due Savant against the cost overages, such that as of December 31, 2017, Savant owed us approximately $1.4 million in cost overages.

The Ludwig Institute for Cancer Research

In May 2004, we entered into a license agreement with the Ludwig Institute for Cancer Research, or LICR, pursuant to which LICR granted to us an exclusive license under intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for the lenzilumab development program. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the United States, is currently expected in 2024) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Aggregate payments made to LICR under this license through December 31, 2017 amounted to $1.7 million.

Other Material License Agreements

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

LICR and ifabotuzumab

In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the ifabotuzumab prototype and EphA3-related intellectual property. Under the agreement, we obtained rights to develop and commercialize products made through use of licensed patents and any improvements thereto, including human or Humaneered antibodies that bind to or modulate EphA3. We paid LICR an upfront option fee of $0.05 million and a further $0.05 million upon our exercise of the option for the exclusive license outlined above. We are responsible for contingent milestone payments of less than $2.5 million and royalties of 3% of net sales subject to certain potential offsets and deductions. In addition, we are obligated to pay to LICR a percentage of certain payments we receive from any sublicensee in consideration for a sublicense. Our royalty obligation exists on a country‑by‑country and licensed product‑by‑licensed product basis, which will begin on the first commercial sale and end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2031, or 10 years from first commercial sale of such licensed product in such country. Aggregate payments made to LICR under this license through December 31, 2017 amounted to $0.6 million.

BioWa and Lonza

In October 2010, we entered into a license agreement with BioWa, Inc., or BioWa, and Lonza Sales AG, or Lonza, pursuant to which BioWa and Lonza granted us a non-exclusive, royalty-bearing, sub-licensable license under certain know-how and patents related to antibody expression and antibody-dependent cellular cytotoxicity enhancing technology using BioWa and Lonza’s Potelligent® CHOK1SV technology.  This technology is used to enhance the cell killing capabilities of antibodies and is currently used by us in connection with our development of ifabotuzumab. Under this agreement, we owe annual license fees, milestone payments in connection with certain regulatory and sales milestones and royalties in the low single digits on net sales of products developed under the agreement. The agreement expires upon the expiration of royalty payment obligations under the agreement, is terminable at will by us upon written notice, is terminable by BioWa and Lonza if we challenge or otherwise oppose any licensed patents under the agreement, and is terminable by either party upon the occurrence of an uncured material breach or insolvency. Three of the United States patents that we license from BioWa, Inc. are the subject of ongoing litigation in U.S. District Court for the Northern District of California, in which BioWa alleges infringement of its patents.  The defendant in that case has asserted, among its counterclaims, that the patents are invalid. The defendants also petitioned the United States Patent and Trademark Office for inter partes review on the validity of the same three patents, but that request has been denied. The litigation continues with a trial set to begin in June 2018.

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Patent and trade secrets are an important element of our business. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab and ifabotuzumab and our Humaneered technology, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the United States and select foreign countries for the technology we develop. We have 60 registered patents, including 18 registered in the U.S. and 42 registered in foreign countries. Of the 60 registered patents, 41 are owned by us, 5 are owned jointly with a third party, and 17 are exclusively licensed from a third party.  We also have 17 patent applications pending globally.

Using our Humaneered technology, we developed and own a composition of matter patent covering lenzilumab and related anti-GM CSF antibodies that provide patent protection through April 2029 and have additional pending patents in the United States and a number of foreign countries covering various methods of treatment, including in the CAR-T space. We also have current and pending patent applications in the United States and selected foreign countries for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering ifabotuzumab and related anti-EphA3 antibodies, which is currently expected to expire in 2030. The patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

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

Research and Development

We have previously dedicated a significant portion of our resources to our efforts to develop our product candidates, particularly lenzilumab and our former lead product candidate, benznidazole.  We incurred research and development expenses of $11.2 million and $10.4 million during the years ended December 31, 2017 and 2016, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to clinical development in 2018 as we focus on the development of lenzilumab and ifabotuzumab. We do not currently plan to devote significant or any resources to pure research activities.

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

Sales and Marketing

We do not currently have the sales and marketing infrastructure in place that would be necessary to sell and market products. As our drug candidates progress, while we may build the infrastructure that would be needed to successfully market and sell any successful drug candidate on our own, we currently anticipate seeking strategic alliances and partnerships with third parties.  The establishment of a sales and marketing operation can be expensive, complicated and time consuming and could delay any product candidate launch.

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties for therapies for neglected and rare diseases and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA under an abbreviated new drug application, or ANDA, referencing our drug products. Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do.

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

Lenzilumab and CAR-T-related toxicities competition

Two significant ongoing concerns for clinicians and FDA regarding CAR-T therapy are neurologic toxicity (NT) and CRS. Both Kymriah and Yescarta carry black box warnings in their labels for NT and CRS.

There are no approved therapies for the prevention of CAR-T-induced NT and CRS. The CAR-T-cell-therapy-associated TOXicity (CARTOX) Working Group of the FDA currently recommends intensive monitoring, accurate grading and aggressive supportive care, with anti-IL-6 therapy (Genentech’s Actemra, tocilizumab, IL-6-receptor monoclonal antibody that blocks IL-6) and/or corticosteroids. These treatments are reserved for severe cases of CRS to reduce the morbidity and mortality associated with CAR-T cell therapy.  Since corticosteroids suppress T-cell function and/or induce T-cell apoptosis, they limit the effectiveness of CAR-T cell therapy; thus use of corticosteroids is limited to only severe cases of CRS refractory to Actemra and severe cases of NT without concurrent CRS. Actemra has been found to be not effective in the prevention or management of CAR-T-induced NT.  In fact, serum IL-6 levels have been shown to increase shortly after administration of Actemra which may increase passive diffusion of IL-6 into the CNS and thereby may increase the risk of NT.

FDA approval of Actemra, with or without high dose corticosteroids, for the management of severe cases of CRS was announced in conjunction with approval of Kymriah solely as part of its Risk Evaluation and Mitigation Strategy (REMS) program based on a retrospective analysis of 45 patients across CAR-T clinical trials despite the lack of an IND, NDA or conduct of a prospective trial of Actemra in this setting. Tocilizumab is not approved for the prevention of CRS nor for the prevention or treatment of NT.  Tocilizumab is also not approved for the treatment of mild or moderate cases of CRS.

There are no alternative options, to our knowledge, in clinical stage development at this time for the prevention or management of these CAR-T-induced toxicities.  Several experimental approaches are in development in an effort to bring forward next-generation, potentially safer CAR constructs, including introducing suicide genes into CAR-T cells using herpes simplex virus thymidine kinase (HSV-TK) or inducible caspase-9 (iCasp9) genes with “ON / OFF” switches, RNA-guided DNA targeting technology such as CRISPR/Cas9 system or other epitope-based / gene-editing technology. However, these are all still in early stage development.

Lenzilumab and CMML/JMML Competition

Stem cell transplant is the only current way to treat and potentially cure patients with CMML or JMML. Typically, adult patients with CMML who are unsuitable for stem cell transplants are frequently treated with injectable formulations of Celgene’s Vidaza® (azacitidine) or Otsuka America Pharmaceutical’s Dacogen® (decitabine), both of which are available as generic formulations.  Given the potential of lenzilumab to also improve constitutional symptoms of patients with CMML or JMML, combination therapy with azacitidine or decitabine may be warranted.  Some patients with high white blood cell counts are treated with hydroxyurea, which was introduced in the 1960s and is available in generic formulations and under the brand names Droxia® and Hydrea®.  There are also several compounds in various stages of development for the treatment of CMML alone or in combination with azacitidine or decitabine, including Celgene’s CC-486 (oral azacitidine) and Revlimid® (lenalidomide), Novartis and Glaxosmithkline’s Promacta® (eltrombopag), Novartis’ Farydak® (panobinostat), Astex Pharmaceutical’s ASTX727, Incyte Corporation and Novartis’ Jafaki® (ruxolitinib), Millenium Pharmaceuticals’s pevonedistat, Stemline Therapeutics’ SL-401 and Kura Oncology’s tipifarnib, amongst others.

Ifabotuzumab Competition

Glioblastoma (GBM) is the most common primary brain cancer.  Standard treatment involves surgical resection, followed by radiation and temozolomide chemotherapy. Avastin®, lomustine and carmustine are also used to treat recurrent brain cancer. Numerous drugs are under development for GBM and other brain tumors. Therapy is rarely curative due to the infiltrative nature of these tumors and their resistance to radiation and chemotherapy. Immunotherapy with genetically modified T cells expressing chimeric antigen receptors (CARs) targeting interleukin IL-13Rα2, epidermal growth factor receptor variant III (EGFRvIII), or human epidermal growth factor receptor 2 (HER2) has shown promise for the treatment of gliomas in preclinical models. But targeting IL-13Rα2 and EGFRvIII is associated with the development of antigen loss variants.

Government Regulation

Drug Development and Approval in the U.S.

As a biopharmaceutical company operating in the United States, we are subject to extensive regulation by FDA and by other federal, state, and local regulatory agencies. FDA regulates our products under the United States Federal Food and Cosmetic Act, or FDCA, the Public Health Service Act, or the PHSA, and their implementing regulations. Under the FDCA, new drugs marketed in the United States generally must be FDA-approved under an NDA. Under the PHSA, an FDA-approved BLA is required to market a biological product, or biologic, in the United States. These laws and regulations set forth, among other things, requirements for preclinical and clinical testing, development, approval, labeling, manufacture, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates.

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

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to FDA as part of the IND. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board, or IRB, at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events.  Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States.  Data from a foreign study not conducted under an IND may be submitted in support of an NDA or BLA if the study was conducted in accordance with GCP and FDA is able to validate the data. A study sponsor is required to publicly post certain details about active clinical trials and clinical trial results on the government website clinicaltrials.gov.

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

FDA performance goals, which are target dates and other aspirational measures of agency performance to which the agency, Congressional representatives, and industry agree through negotiations that occur every five years, generally provide for action on NDA and BLA applications within 10 months of submission or 10 months from acceptance for filing for an NDA involving a new molecular entity or for an original BLA.  FDA is not expected to meet those target dates for all applications, however, and the deadline may be extended in certain circumstances, such as when the applicant submits new data late in the review period.  In practice, the review process is often significantly extended by FDA requests for additional information or clarification. In some circumstances, FDA can expedite the review of new drugs and biologics deemed to qualify for priority review, such as those intended to treat serious or life threatening conditions that demonstrate the potential to address unmet medical needs.  In those cases, the targeted action date is six months from submission, or for drugs constituting new molecular entities and biologics constituting original biological products, six months from the date that FDA accepts the application for filing.

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

Fast Track Designation

FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition and where non-clinical or clinical data demonstrates the potential to address unmet medical need for such a disease or condition. A product can also receive fast track review if it is designated as a Qualified Infectious Disease Product, or QIDP, or receives breakthrough therapy designation.

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

Breakthrough Therapy Designation

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

Created in 2012 under the Food and Drug Administration Safety and Innovation Act, or FDASIA, and extended with the 21st Century Cures Act in 2016, FDA is authorized under section 529 of the FDCA to grant a PRV to NDA or BLA sponsors who receive approval for a product to treat a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the U.S., and where more than 50% of the patients affected are aged from birth to 18 years. We believe that lenzilumab or other future product candidates that we may develop or acquire may qualify for a PRV under this program.

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

Regenerative Medicine Advanced Therapy Designation

Recently, through the 21st Century Cures Act, or Cures Act, Congress also established another expedited program, called a Regenerative Medicine Advanced Therapy, or RMAT, designation. The Cures Act directs the FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

Employees

As of December 31, 2017, we had approximately 6 full time equivalents performing various functions, including 4 full time employees, with the remainder consisting of consultants performing mainly regulatory and clinical development functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Bankruptcy

In January 2015, shortly after announcing that our Phase 2 clinical trial of a former drug candidate had not met its primary or secondary endpoints, we implemented a cost reduction plan that primarily consisted of workforce reductions. On November 5, 2015, as part of a further effort to reduce operating costs, we announced a restructuring plan that would reduce our workforce and change the focus of our development programs. The restructuring plan provided that we would pursue strategic alternatives, such as our potential sale or a sale of our assets or further restructuring efforts. On November 13, 2015, we announced that after discussions of various strategic alternatives, we concluded that it was unlikely that a viable transaction could be reached within the timeframe allowed by our then-limited cash resources.

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

Restructuring Transactions

On December 1, 2017, our obligations matured under the Credit and Security Agreement dated December 21, 2016, as amended on March 21, 2017 and on July 8, 2017 (the “Term Loan Credit Agreement”) with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval” and collectively with BHCMF and BHC, the “Black Horse Entities”) and Nomis Bay LTD, as a lender (“Nomis” and, together with the Black Horse Entities, the “Term Loan Lenders”).

On December 21, 2017, we entered into a Securities Purchase and Loan Satisfaction Agreement (the “Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Purchase Agreement, the “Restructuring Agreements”), each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. As of February 27, 2018, the date the Restructuring Transactions were completed, the aggregate amount of our obligations under the Term Loan Credit Agreement, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, approximated $18.4 million (the “Term Loans”).

On February 27, 2018 (the “Restructuring Effective Date”), the Restructuring Transactions were completed in accordance with the Restructuring Agreements. As a result, on the Restructuring Effective Date, we: (i) in exchange for the satisfaction and extinguishment of the entire $18.4 million balance of the Term Loans, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, (a) issued to the Term Loan Lenders an aggregate of 59,786,848 shares of our common stock (the “New Lender Shares”), and (b) transferred and assigned to an entity owned 70% by Nomis Bay and 30% by us (the “JV Entity”), all of our assets related to benznidazole (the “Benz Assets”), our former drug candidate, capable of being so assigned; and (ii) issued to Cheval an aggregate of 32,028,669 shares of our common stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million (collectively, the “Restructuring Transactions”), $1.5 million of which we received on December 22, 2017 in the form of a bridge loan (the “Bridge Loan”).

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, approximated $9.9 million, and (ii) previously owed to Nomis Bay, including certain advances previously extended to us by Nomis Bay totaling $0.1 million (the “Claims Advances”) and all accrued interest and fees, approximated $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) and all security interests of the Black Horse Entities and Nomis Bay in our assets were released. Although the Term Loans were satisfied and extinguished, if the JV Entity (at the election of Nomis Bay) elects to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay will be obligated to pay or cause the JV Entity to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which remain unpaid in our Accounts payable.

Upon completion of the Restructuring Transactions, Nomis Bay held 33,573,530 of our common stock, or approximately 31.4% of our outstanding common stock, and the Black Horse Entities collectively held 66,870,851 shares of our common stock, or approximately 62.6% of our outstanding common stock.  Accordingly, the completion of the Restructuring Transactions on the Restructuring Effective Date resulted in a change in control of our company, as the Black Horse Entities and their affiliates owning more than a majority of our outstanding common stock. Dr. Dale Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017, controls the Black Horse Entities and accordingly, will be able to exert control over matters of our company and will be able to determine all matters of our company requiring stockholder approval.

Available Information

Our principal offices are located at 1000 Marina Boulevard, Suite 250, Brisbane, CA  94005-1878, and our telephone number is (650) 243‑3100. Our website address is www. humanigen.com. Our common stock is currently traded on the OTCQB Venture Market. We operate in a single segment.

Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.humanigen.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have incurred net losses each year since our inception except for the year ended December 31, 2007. For the fiscal year ended December 31, 2017 we incurred a net loss of $21.9 million, and we have an accumulated deficit of $262.5 million as of December 31, 2017. Furthermore, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under the Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, or the Plan, dated May 9, 2016, as amended, became effective and we emerged from our Chapter 11 bankruptcy proceedings. See “Bankruptcy” in Item 1 of this Annual Report and see “Risks Related to Our Bankruptcy” below for further information on our bankruptcy and emergence from bankruptcy.

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

We will need substantial additional capital to develop and commercialize our product candidates and to continue as a going concern, and our access to capital funding is uncertain.

Despite completing the Restructuring Transactions, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for lenzilumab or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

The Consolidated Financial Statements for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We have an ongoing review of strategic alternatives to ensure our current structure optimizes our ability to execute our strategic plan and to maximize stockholder value. The review of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.

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

Our business is solely dependent on the success of our current product candidates, lenzilumab and ifabotuzumab. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have a limited pipeline of product candidates and are not conducting active research at this time for discovery of new molecules or antibodies. We are currently dependent on the successful continued development and regulatory approval of our current product candidates for our future business success. Since the FDA’s August 29, 2017 announcement relating to benznidazole, our primary focus has shifted to investing our time and financial resources in the development of lenzilumab and ifabotuzumab.  We will need to successfully enroll and complete clinical trials of lenzilumab and ifabotuzumab, and potentially obtain regulatory approval to market these products. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these arrangements.

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

On August 29, 2017, we shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab and ifabotuzumab, for use in addressing significant unmet needs in oncology and CAR-T therapy.  Our relatively new team, new strategic business focus and limited operating history developing clinical-stage product candidates may make it difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals. We are also heavily dependent at this time on external consultants for scientific, clinical manufacturing and regulatory expertise. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

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

If we fail to attract and retain key management and clinical development personnel, or if the attention of such personnel is diverted, we may be unable to successfully manage our business and develop or commercialize our product candidates.

We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are heavily affected by turnover and highly dependent on the expertise of the members of our senior management, in particular our Chief Executive Officer, Dr. Cameron Durrant.  Furthermore, we rely on third party consultants for a variety of services. We cannot predict the impact of the loss of such individuals or the loss of services of any of our other senior management, should they occur, or the difficulty in replacing such individuals. Such losses could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

In addition, at the closing of the Restructuring Transactions, Dr. Durrant entered into a consulting agreement with the JV Entity controlled by Nomis Bay pursuant to which Dr. Durrant agreed, for a period of up to two years, to furnish information and provide assistance to the JV Entity in connection with its exploration of potential claims versus third parties relating to the Benz Assets. Dr. Durrant is only required to provide these services to the extent that he can do so without (x) in his good faith, reasonable determination, materially adversely affecting his other business or employment obligations or (y) breaching any contractual arrangement relating to his other business or employment obligations. Nevertheless, performance of these consulting obligations could divert his attention away from our business, which could impair our ability to successfully pursue our strategy and our drug development programs.

Any product candidate we or any future development partner may advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

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

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties in immunotherapy and oncology treatments and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals under section 505(b)(2) of the FDCA or on our biologics approvals under section 351(k) of the Public Health Service Act, or with generic copies of our products approved by FDA under an abbreviated new drug application, or ANDA, referencing our drug products. We believe that competitors are actively developing competing products to our product candidates.  See “Competition” in Item 1 of this Annual Report for a discussion of competition with respect to our current product candidates.

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

We are, and will for the foreseeable future continue to be, wholly dependent on third party contract manufacturers for the timely supply of adequate quantities of our products which meet or exceed requisite quality and production standards for use in clinical and nonclinical studies. Given the extensive risks, scope, complexity, cost, regulatory requirements and commitment of resources associated with developing the capabilities to manufacture one or more of our products, we have no present plan or intention of developing in-house manufacturing capabilities for nonclinical, clinical or commercial scale production, beyond our current supervision and management of our third-party contract manufacturers. In addition, in order to balance risk and conserve financial and human resources, we have and may continue from time to time to defer commitment to production of product, which could result in delays to the continued progress of our clinical and nonclinical testing.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our current product candidates or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	additional studies, including clinical studies;
•	recall, replacement, or discontinuance of one or more of our products; and
•	additional record-keeping.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ‘‘ownership change’’ (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have recently and in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. On February 27, 2018, upon the closing of the Restructuring Transactions, we experienced an ownership change that may result in limitations on the use of a portion of our net operating losses.  If we experience further ownership changes our ability to utilize our net operating loss carryforwards could be further limited.

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

The reconciliation of certain proofs of claim filed against us in the Bankruptcy Case is ongoing.  As of December 31, 2017, approximately $0.5 million in claims remain subject to review and reconciliation. As of December 31, 2017, we have recorded $0.06 million related to these claims in Accounts payable and Notes payable to vendors, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

Despite management’s best estimate of claims to be allowed by the Bankruptcy Court, we may be ultimately unsuccessful in our attempt to have certain proofs of claim that we believe are subject to objection or otherwise improperly filed to be disallowed, reduced or reclassified by the Bankruptcy Court.  The allowance of claims by the Bankruptcy Court could materially exceed our estimated liability and adversely affect our business, financial condition, and results of operations. In addition, we may identify additional liabilities during this process that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to our financial statements.

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

Part of our strategy is to enter into development partnerships and licensing agreements. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Even if we are successful in securing a development partnership, we may not be able to continue it. For example, in 2017, we terminated certain of our licensing agreements for KB001-A, a discontinued drug candidate. We cannot predict the impact of that decision on the likelihood of our ability to enter into future partnerships for our programs. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because, among other reasons, our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

We are a party to technology licenses and have acquired certain assets and rights that are important to our business and we may enter into additional licenses or acquire additional assets and rights in the future. We currently hold licenses from LICR, BioWa, and Lonza. These licenses impose various commercial, contingent payments, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license or take back rights or assets, in which event we would lose valuable rights under our collaboration agreements, potential claims and our ability to develop product candidates.

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

Risks Related to Our Common Stock

The Black Horse Entities own more than a majority of our outstanding common stock and will be able to exert control over all matters subject to stockholder approval.

The completion of the Restructuring Transactions on February 27, 2018 resulted in a change in control of our company, as the issuance of the New Common Shares to the Black Horse Entities resulted in the Black Horse Entities and their affiliates owning more than a majority of our outstanding common stock. As of February 27, 2018, the Black Horse Entities collectively held 66,870,851 shares of our common stock, or approximately 62.6% of our outstanding common stock, and Dr. Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017, who controls  the Black Horse Entities, nor has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to entry into new lines of business, borrowings, and issuances of common stock or other securities, as well as the outcome of all matters requiring stockholder approval and the ability to cause or prevent a change of control of our company.  The control possessed by Dr. Chappell could prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interest of our other stockholders.

The interests of the Black Horse Entities may not in all cases be aligned with the interests of our other stockholders. For example, a sale of a substantial number of shares of our common stock in the future by the Black Horse Entities could cause our stock price to decline. Additionally, the Black Horse Entities are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, the Black Horse Entities may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Black Horse Entities may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our common stock.

The concentration of our common stock owned by insiders may limit the ability of our other stockholders to influence corporate matters and may contribute to volatility in our stock price.

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders.  Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own approximately 94.3% of our common stock as of February 27, 2018. Some of these persons or entities may have interests that are different from our other stockholders.  As of February 27, 2018, Nomis Bay held 33,573,530 shares of our common stock, or approximately 31.4% of our outstanding common stock, and the Black Horse Entities collectively held 66,870,851 shares of our common stock, or approximately 62.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

As a result of our small public float, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other principal stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility. Additionally, because a large amount of our stock is closely held, we may experience low trading volume or large fluctuations in share price and volume due to large sales by our principal stockholders.

There is a limited trading market for our securities. An active trading market for our common stock may not develop or be sustained and the market price of our securities is subject to volatility.

Trading in our common stock is limited and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

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

If we are able to raise the necessary capital, we intend to apply for our common stock to be re-listed on a national securities exchange. In addition, we are exploring strategic transactions to affect a listing on a national securities exchange, including by completing a reverse merger or sale. However, no assurances can be given regarding our ability to achieve a listing in a timely manner or at all. Each national securities exchange requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria will prevent us from listing our common stock on a national securities exchange.

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

In the course of the preparation and external audit of our consolidated financial statements for the fiscal year ended December 31, 2017, we and our independent registered public accounting firm identified a “material weakness” in our internal control over financial reporting related to our limited number of accounting and financial reporting personnel. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

During 2018, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

Any material weaknesses in our internal control over financing reporting in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

If we are unable to remediate our material weakness over financial controls or we identify other material weaknesses or significant deficiencies in the future, our operating results might be harmed, we may fail to meet our reporting obligations or fail to prevent or detect material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or stockholder litigation, which could have an adverse effect on our results of operations and the market price of our common stock.

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

To the extent the price of our common stock remains below $5.00 per share, our common stock may be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our common stock.

In addition, under applicable SEC rules and interpretations, issuers of penny stocks are subject to disclosure requirements that can increase the cost and complexity of registering shares for sale in a public offering, including a public offering proposed to be made to facilitate sales by existing stockholders. These penny stock disclosure requirements may pose challenges or impediments to achieving our goals of increasing our public float and the liquidity of the trading market for our shares.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors, executive officers and the holders of more than 5% of our common stock, or their affiliates or associates, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 23, 2018, we had 109,207,786 shares of common stock outstanding, of which 100,683,750 shares were held by directors, officers and stockholders who hold greater than 5% of our common stock.

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

Our amended and restated certificate of incorporation, as amended (the “Charter”), and our second amended and restated bylaws (the “Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Charter and Bylaws:

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
•	do not provide stockholders with the ability to cumulate their votes; and
•	require advance notification of stockholder nominations and proposals.

In addition, effective February 26, 2018, our Charter permits the Board to issue up to 25,000,000 shares of Preferred Stock, with such powers, rights, terms and conditions as may be designated by the Board upon the issuance of shares of Preferred Stock at one or more times in the future. Specifically, the Charter permits the Board to approve the future issuance of all or any shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further authorization by our stockholders. The Board’s power to issue Preferred Stock could have the effect of delaying, deterring or preventing a transaction or a change in control of our company that might otherwise be in the best interest of our stockholders.

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

The reconciliation of certain proofs of claim filed against us in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, we may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims we believe are subject to objection or otherwise improper.  Under the terms of the Plan, we had until December 27, 2016 to file additional objections to disputed claims, subject to our right to seek an extension of this deadline from the Bankruptcy Court.  By Order, dated February 6, 2017, the Bankruptcy Court extended the claims objection deadline to June 26, 2017. By Order dated July 10, 2017, the Bankruptcy Court extended the claims objection deadline to September 25, 2017. By Order dated October 23, 2017, the Bankruptcy Court extended the claims objection deadline to December 26, 2017.  By Order dated January 19, 2018, the Bankruptcy Court extended the claims objection deadline to March 26, 2018.  We may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to our financial statements.

As of December 31, 2017, approximately $0.5 million in claims remain subject to review and reconciliation. We may file objections to these claims after we complete the reconciliation process. As of December 31, 2017, we have recorded $0.06 million related to these claims in Accounts payable and Notes payable to vendors, which represents our best estimate of claims to be allowed by the Bankruptcy Court.

Savant Litigation

On July 10, 2017, we filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”).  KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD.  We asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 6 - “Savant Arrangements” to the accompanying condensed consolidated financial statements for more information about the MDC Agreement.  We allege that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, we have alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC.   We assert that we are entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed us approximately $1.4 million.

On July 12, 2017, Savant removed the case to the United States District Court for the District of Delaware, claiming that the action is related to or arises under the bankruptcy court case from which we emerged in July 2016. On July 27, 2017, Savant filed an Answer and Counterclaims.  Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that we breached its obligations to pay the milestone payments and other related representations and obligations.

On August 1, 2017, we moved to remand the case back to the Delaware Superior Court. Briefing on that motion is completed and awaiting determination by the Bankruptcy Court.

On August 2, 2017, Savant sent a foreclosure notice to us, demanding that we provide the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017.  We moved for a Temporary Restraining Order, or TRO, and Preliminary Injunction in the bankruptcy court on August 4, 2017.  Savant responded on August 7, 2017.  On August 7, 2017, the bankruptcy court granted our motion for a TRO, entering an order prohibiting Savant from collecting on or selling the Collateral, entering our premises, issuing any default notices to us, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement.  The parties have stipulated to continue the provisions of the TRO in full force and effect until further order of the appropriate court.

On January 22, 2018, Savant wrote to the Bankruptcy Court requesting dissolution of the TRO.  On January 29, 2018, the Bankruptcy Court granted the Motion to Remand and denied Savant’s request to dissolve the TRO, ordering that any request to dissolve the TRO be made to the Delaware Superior Court.

On February 13, 2018 Savant made a letter request to the Delaware Superior Court to dissolve the TRO.  Also on February 13, 2018, Humanigen filed its Answer and Affirmative defenses to Savant’s Counterclaims.  On February 15, 2018 Humanigen filed a letter opposition to Savant’s request to dissolve the TRO and requesting a status conference.  There have been no further proceedings in this matter to date.

BioWa, Inc. Litigation

On October 17, 2016, Kyowa Hakko Kirin Co., Ltd. and BioWa, Inc. filed a patent infringement Complaint in the U.S. District Court for the Northern District of California against Aragen Bioscience, Inc. and Transposagen Biopharmaceuticals, Inc. ("Defendants"), alleging infringement of three United States Patents that are currently licensed to Humanigen, Inc. (Captioned as Kyowa Hakko Kirin Co. Ltd. and BioWa, Inc. v. Aragen Bioscience, Inc. and Transposagen Biopharmaceuticals, Inc., Case No. 3:16-cv-05993-JD (N.D. Cal.)). On January 17, 2017, the Defendants filed an Amended Answer and Counterclaims. One of the Defendants’ counterclaims sought a declaratory judgment that the three asserted patents are invalid. Since then, the litigation has been ongoing and trial is scheduled to begin on June 25, 2018. Fact discovery recently closed, and expert discovery is currently taking place. No dispositive motions have yet been filed. In April 2017, Defendants filed petitions in the U.S. Patent and Trademark Office ("USPTO") for inter partes review ("IPR") of the same three patents asserted in the district court patent infringement litigation. In October 2017, the USPTO's Patent Trial and Appeal Board ("PTAB") declined to institute IPR of the patents, holding that Defendants had not shown a reasonable likelihood that they would prevail in showing the unpatentability of even one of the challenged patent claims. In November 2017, Defendants filed requests for rehearing of the PTAB's decision not to institute IPR, and the PTAB denied those requests as well. The PTAB's decision cannot be appealed.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB Venture Market operated by OTC Markets Group, Inc. under the symbol “HGEN”. From January 13, 2016 to June 25, 2017, our common stock was quoted on the OTC Pink marketplace operated OTC Markets Group, Inc. Previously, our common stock was listed on the NASDAQ Global Market under the symbol “KBIO” from its beginning of trading on January 31, 2013 through January 13, 2016.  Prior to January 31, 2013, there was no public market for our common stock.

The following table sets forth the high and low intraday sale prices per share of our common stock for the quarterly periods beginning January 1, 2016 through January 13, 2016 as reported by The NASDAQ Global Market. The following table also sets forth the high and low intraday sales prices per share of our common stock for the quarterly periods beginning January 14, 2016 through December 31, 2017 based on information provided by OTC Markets Group, Inc. The over-the-counter market quotations set forth for our common stock reflect  inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2017
4th Quarter	$1.00	$0.13
3rd Quarter	$2.60	$0.23
2nd Quarter	$2.98	$1.51
1st Quarter	$4.50	$1.90

2016
4th Quarter	$4.75	$2.17
3rd Quarter	$6.00	$3.18
2nd Quarter	$8.70	$2.51
1st Quarter	$23.59	$1.02

Holders of Common Stock

As of March 23, 2018, we had 109,207,786 shares of common stock outstanding held by approximately 43 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

We have undergone significant changes since December 2015. As a result of challenges facing us at the time, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On June 30, 2016, our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, became effective and we emerged from our Chapter 11 bankruptcy proceedings. For further information on our bankruptcy and emergence from bankruptcy, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K .
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

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo Research, S.L., or Chemo, for the treatment of Chagas disease and had awarded that manufacturer a neglected tropical disease PRV. Chemo’s benznidazole also received Orphan Drug designation. As a result of FDA’s actions and because we no longer expected to be eligible to receive a PRV with our own benznidazole candidate for the treatment of Chagas disease, we immediately ceased development for benznidazole and began assessing a full range of options with respect to our benznidazole assets and development program. We also began an accelerated scientific assessment of emerging new possibilities for our monoclonal antibody assets and development programs

On December 21, 2017, we reached an agreement with our Term Loan Lenders (as defined below) on a series of transactions, including the transfer and assignment of all of our assets related to benznidazole to an affiliate of one of the Term Loan Lenders, providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under our Term Loan Credit Agreement (as defined below). We refer to these transactions herein as the “Restructuring Transactions.” On February 27, 2018, we completed the Restructuring Transactions. For further information regarding the Restructuring Transactions, see “Liquidity and Capital Resources” and “Item 1. Business – Restructuring Transactions.”

Since the FDA’s August 29, 2017 announcement relating to benznidazole, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab (formerly known as KB003) and ifabotuzumab (formerly known as KB004), for use in addressing significant unmet needs in oncology. Both of these product candidates are in the early stage of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization. Furthermore, neither of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. We expect to study lenzilumab’s potential in reducing serious and life-threatening adverse events associated with CAR-T therapy. We have begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity associated with CAR-T therapy, and potentially cytokine release syndrome or CRS. In addition, we continue dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  We have fully enrolled the total of 12 patients in the 200, 400 and 600 mg dose cohorts of our CMML trial, and are currently evaluating subjects in the highest dose cohort of 600 mg for continuing accrual. We also plan to review preliminary safety and efficacy results and anticipate completion of the ad hoc interim analysis in the first half of 2018. We may also use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of rapidly commencing a Phase 1 study in JMML patients, or to explore progressing directly the CMML development program. JMML is a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an anti-Ephrin Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.  An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   We are currently exploring partnering opportunities to enable further development of ifabotuzumab.

 Lenzilumab and ifabotuzumab were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

We have incurred significant losses and had an accumulated deficit of $262.5 million as of December 31, 2017.  We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

Despite completing the Restructuring Transactions, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

The consolidated financial statements for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Financial Reporting in Reorganization

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

In conjunction with our exit from bankruptcy on June 30, 2016, we reclassified $4.8 million of Liabilities subject to compromise in the amounts of $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For the year ended December 31, 2016, we paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors, wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. As of December 31, 2016, approximately $0.4 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. As of December 31, 2017, approximately $0.06 million and $1.3 million remain in Accounts payable and Notes payable to vendors, respectively. Remaining amounts will be paid based on terms of the Plan.

Reorganization items, net consisted of the following charges ($000’s):

	Year ended December 31,
	2017	2016
Legal fees	$297	$4,870
Professional fees	34	1,218
Debtor-in-possession financing costs	-	1,143
Beneficial conversion on debtor-in-possession financing	-	484
Fair value of shares issued to officer and directors for service in bankruptcy	-	700
Gain on lease termination	-	(227)
Total reorganization items, net	$331	$8,188

Recently Issued Accounting Pronouncements

 For a discussion of new accounting pronouncements, see Note 3, Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007, during which we recognized a one‑time license payment from Novartis. At December 31, 2017, we had an accumulated deficit of $262.5 million, primarily as a result of research and development and general and administrative expenses as well as costs incurred in reorganization. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock‑based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the years ended December 31, 2017 and 2016 ($000’s):

	Year Ended December 31,
	2017	2016
External Costs
KB001	$-	$22
Lenzilumab	2,271	304
Ifabotuzumab	145	214
Benznidazole	6,959	5,543
Internal costs	1,790	4,366
Total research and development	$11,165	$10,449

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development including our development efforts for lenzilumab in the prevention of neurotoxicity and potentially CRS associated with CAR-T-cell treatment and in CMML.  Depending on the results of our development efforts we expect to incur substantial costs to prepare for potential clinical trials and activities for lenzilumab.

General and Administrative Expenses

General and administrative expenses consist principally of personnel‑related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2017 and 2016, general and administrative expenses were $7.9 million and $8.4 million, respectively.

Comparison of Years Ended December 31, 2017 and 2016 ($000’s)

	Year Ended December 31,		Increase/ (Decrease)
	2017	2016	$'s	%
Operating expenses:
Research and development	$11,165	$10,449	$716	7
General and administrative	7,866	8,376	(510)	(6)
Loss from operations	(19,031)	(18,825)	206	1
Interest expense	(3,056)	(131)	2,925	2,233
Other income, net	431	125	306	245
Reorganization items, net	(331)	(8,188)	(7,857)	(96)
Net loss	$(21,987)	$(27,019)	$(5,032)	(19)

Research and development expenses increased $0.7 million in 2017 from $10.4 million for the year ended December 31, 2016 to $11.2 million for the year ended December 31, 2017. The increase is primarily attributable to increased spending of $1.9 million on lenzilumab primarily related to the CMML study and $1.4 million on benznidazole development for Chagas disease. We expect our research and development expenses will decrease in 2018 compared to 2017, primarily due to the discontinuation of development of benznidazole.

General and administrative expenses decreased $0.5 million in 2017 from $8.4 million for the year ended December 31, 2016 to $7.9 million for the year ended December 31, 2017. The decrease in general and administrative expenses is primarily attributable to lower insurance and accounting services costs. We expect our general and administrative expenses to continue to decrease in 2018 as compared to 2017 levels.

Reorganization items, net decreased $7.9 million in 2017, from $8.2 million for the year ended December 31, 2016 to $0.3 million for the year ended December 31, 2017.   Reorganization items, net for the year ended December 31, 2016 primarily consisted of amounts incurred related to the Plan in 2016, including legal fees of $4.9 million, $1.2 million in other professional fees, $0.7 million related to the fair value of common shares issue to our CEO and two directors for their service in bankruptcy, $1.1 million in legal and other costs related to the debtor-in-possession financing, $0.5 million related to the beneficial conversion expense recognized in connection with the debtor-in-possession financing, offset by a net gain on the termination of the South San Francisco lease of $0.2 million.  Reorganization items, net for the year ended December 31, 2017 primarily consisted of legal fees.

Interest expense of $0.13 million recognized for the year ended December 31, 2016 is comprised of $0.05 million related to the debtor-in-possession financing entered into on April 1, 2016, $0.06 million related to the promissory notes issued to certain vendors in accordance with the Plan and $0.02 million related to interest and loan issuance costs related to the Term Loans (as defined below).  Interest expense recognized of $3.0 million for the year ended December 31, 2017 is comprised of $2.9 million related to interest and loan issuance costs related to the Term Loans and $0.1 million related to the promissory notes issued to certain vendors in accordance with the Plan.

Other income, net for the year ended December 31, 2017 primarily consisted of settlements for a reduction in amounts owed to certain vendors. Other income, net for the year ended December 31, 2016 primarily consisted of foreign currency gains related to the payment of bankruptcy liabilities.

Income Taxes

As of December 31, 2017, we had net operating loss carryforwards of approximately $166 million to offset future federal income taxes which expire in the years 2021 through 2037, and approximately $156 million that may offset future state income taxes which expire in the years 2018 through 2037. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2017, we recorded a 100% valuation allowance against our deferred tax assets of approximately $52 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings and private placements of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At December 31, 2017, we had cash and cash equivalents of $0.7 million.  As of March 23, 2018, we had cash and cash equivalents of $1.6 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below ($000’s):

	Year Ended December 31,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(14,249)	$(20,961)
Investing activities	-	103
Financing activities	12,080	15,333
Net decrease in cash and cash equivalents	$(2,169)	$(5,525)

Net cash used in operating activities was $14.2 million and $21.0 million for the years ended December 31, 2017 and 2016, respectively. The primary use of cash in 2016 was to fund our operations related to the Plan. Cash used in operating activities of $21.0 million for the year ended December 31, 2016 primarily related to our net loss of $27.0 million, adjusted for non-cash items, such as $1.6 million related to reorganization items related to the debtor-in-possession financing, $1.4 million related to the issuance of stock to our CEO and two directors, $0.4 million related to the issuance of warrants to Savant in connection with the acquisition of certain rights related to the benznidazole license, $0.2 million related to a net gain on lease termination, other non-cash items of $1.2 million and net cash outflows of $1.6 million related to changes in operating assets and liabilities, primarily Liabilities subject to compromise, Accounts payable and Accrued expenses.  Cash used in operating activities in 2017 primarily related to our net loss of $21.9 million, adjusted for non-cash items, such as $3.0 million in noncash interest expense, $2.1 million in stock-based compensation, and net increases in working capital items, primarily $2.6 million of Accrued expenses.

Net cash provided by investing activities was $0.1 million for the year ended December 31, 2016, primarily related to the reduction in restricted cash related to the termination of our office lease in South San Francisco.

Net cash provided by financing activities was $12.1 million for the year ended December 31, 2017 related to the Term Loans (as defined below).  Net cash provided by financing activities was $15.3 million for the year ended December 31, 2016 related to the debtor-in-possession and bankruptcy-related equity financings and proceeds from the Term Loans (as defined below).

In connection with our emergence from bankruptcy, we closed an $11 million financing that provided the funds required to enable our exit from Chapter 11 as well as to fund our current working capital needs. In December 2016, we entered into a Credit and Security Agreement (as amended, the “Term Loan Credit Agreement”) providing for an original $3.0 million credit facility (the “December 2016 Term Loan”), net of certain fees and expenses. On March 21, 2017, we entered into an amendment to the Term Loan Credit Agreement to obtain an additional $5.5 million (the “March 2017 Term Loan”), net of certain fees and expenses, providing additional working capital. On July 8, 2017, we entered into a second amendment to the Term Loan Credit Agreement to obtain an additional $5.0 million (the “July 2017 Term Loan”), net of certain fees and expenses, providing additional working capital. As of the third quarter of 2017, we had received the entire amount available under the Term Loan Credit Agreement.

On December 21, 2017, we entered into a Securities Purchase and Loan Satisfaction Agreement (the “Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Purchase Agreement, the “Restructuring Agreements”), each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. The Restructuring Transactions were completed on February 27, 2018.  For additional information regarding the Restructuring Transactions, see “Restructuring Transactions” in Item 1 of this Annual Report on Form 10-K.

Despite completing the Restructuring Transactions, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, lenzilumab and ifabotuzumab, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

Our common stock currently trades on the OTCQB Venture Market under the ticker symbol “HGEN”. Although our common stock is listed for quotation on the OTCQB Venture Market, trading is limited and an active market for our common stock may never develop in the future, which could harm our ability to raise capital to continue to fund operations.

 Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future years. ($000’s)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Lease obligations	$202	$202	$-	$-	$-
Principal Payments on term loans	16,308	16,308	-	-	-
Interest payments on term loans	1,032	1,032	-	-	-
Commitment fees on term loans	678	678	-	-	-
Principal payments on notes payable to vendors	1,174	-	1,174	-	-
Interest payments on notes payable to vendors	177	-	177	-	-
Total	$19,571	$18,220	$1,351	$-	$-

Operating Leases

Per the terms of our former lease agreement, we had the option to terminate the lease after 36 months, subject to additional fees and expenses. In March 2016, we entered into a termination agreement, or the Lease Termination Agreement, related to the lease of this facility. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved us of March rental expenses and set an effective termination date of March 31, 2016.

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

2016 Financing Transactions

2016 Credit Agreement

On April 1, 2016,  we entered into the Credit Agreement with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3.0 million (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $0.2 million (the “Upfront Fee”) and required the payment by us to the Lenders of a commitment fee equal to $0.2 million (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, we used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to our plan of reorganization, the payment of certain fees and expenses owed to BHCMF and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of our plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of our debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, we also paid $0.4 million to BHC in payment of its fees and expenses and $0.3 million to Nomis in payment of its fees and expenses.

2016 Securities Agreement

 Also on April 1, 2016, we entered into the Securities Purchase Agreement, or the SPA, with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11 million (the “Exit Financing”) plus an exit financing commitment fee of $0.8 million payable by us to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and we issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11 million, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, we paid $0.4 million to BHC in payment of its fees and expenses and $0.3 million to Nomis in payment of its fees and expenses.

Notes Payable to Vendors

On June 30, 2016, we issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of December 31, 2017, we have accrued $0.2 million in interest related to these promissory notes.

Term Loans

On December 21, 2016, we entered into a Credit and Security Agreement,, as amended on March 21, 2017 and on July 8, 2017 (as amended, the “Term Loan Credit Agreement”), with BHCMF, as administrative agent and lender, and lenders BHC, Cheval and Nomis Bay (collectively the “Term Loan Lenders”).  The Term Loan Credit Agreement provided for the following term loans (the “Term Loans”) in 2017 and 2016 ($000’s):

Term Loan	Proceeds to Company	Fees	Original Principal Amount	Commitement Fee Due at Maturity	Total Due at Maturity
December 2016 Loan	$2,993	$322	$3,315	$153	$3,468
March 2017 Loan	5,500	478	5,978	275	6,253
July 2017 Loan	5,000	435	5,435	250	5,685

In accordance with the terms of the Term Loan Credit Agreement, we used the proceeds of the Term Loans for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one our former directors, is an affiliate of each of BHCMF, BHC and Cheval. On November 9, 2017, Dr. Chappell resigned from the Board, effective immediately.

The Term Loans bore interest at 9.00% and were subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

Upon the occurrence of any event of default set forth in the Term Loan Credit Agreement, BHCMF had the option of terminating the Term Loan Credit Agreement and declaring all of the Company’s obligations immediately payable. The occurrence of an event of default caused the Term Loans to bear interest at a rate per annum equal to 14.00%.

Our obligations under the Term Loan Credit Agreement were secured by a first priority interest in all of our real and personal property, subject only to certain carve outs and permitted liens, as set forth in the Term Loan Credit Agreement.

The outstanding principal balance of the Term Loans, plus accrued interest and fees, were due on the earlier of acceleration after an event of default under the Term Loan Credit Agreement, or October 31, 2017.  On October 31, 2017, we obtained a short-term extension of the maturity of our obligations under the Term Loans. On November 16, 2017, we obtained an additional short-term extension of the maturity of our obligations under the Term Loans.

On December 1, 2017, our obligations matured under the Term Loan Credit Agreement. On December 21, 2017, we agreed to enter into a series of transactions (as further described below, the “Restructuring Transactions”) providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement between us and the Term Loan Lenders, and the infusion into the company of $3.0 million of new capital.

The following chart shows the components of our Term Loans (including the Bridge Loan and the Claims Advances, as discussed below) as of December 31, 2017 and 2016 ($000’s):

As of December 31, 2017
	Original Principal Amount	Accrued Interest	Loan Balance	Fees	Balance Due
December 2016 Loan	$3,315	$324	$3,639	$153	$3,792
March 2017 Loan	5,978	452	6,430	275	6,705
July 2017 Loan	5,435	249	5,684	250	5,934
Bridge Loan	1,500	6	1,506	-	1,506
Claims Advances Loan	80	1	81	-	81
Totals	$16,308	$1,032	$17,340	$678	$18,018

As of December 31, 2016
	Original Principal Amount	Accrued Interest	Loan Balance	Unamortized Fees	Balance Due
December 2016 Loan	$3,315	$8	$3,323	$(307)	$3,016

The Restructuring Transactions were completed on February 27, 2018.  For additional information regarding the Restructuring Transactions, see “Restructuring Transactions” in Item 1 of this Annual Report on Form 10-K.

On March 12, 2018, we issued 2,445,557 shares of our common stock for total proceeds of $1.1 million to accredited investors.

Contracts

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones.

We record upfront and milestone payments made to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on pages F-1 through F-34.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2017, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2017, was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

During 2018, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages and current positions of members of the Board of Directors, or the Board, of Humanigen, Inc., or the Company or us.  Following the table is biographical information for each director, including information on specific experiences, qualifications and skills that support the conclusion that the director should currently serve on the Board.

Name	Age	Principal Occupation	Director Since
Cameron Durrant, M.D., MBA	57	Chairman and Chief Executive Officer, Humanigen, Inc.	2016
Ronald Barliant, JD	72	Of Counsel, Goldberg Kohn, Ltd.	2016
Timothy Morris, CPA	56	Chief Financial Officer, Iovance Biotherapeutics, Inc.	2016
Rainer Boehm, M.D., MBA	57	Former Chief Commercial and Medical Officer and interm Chief Executive Officer at Novartis Pharmaceuticals	2018
Robert Savage, MBA	64	President, Chief Executive Officer and Chairman Strategic Imagery, LLC	2018

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

Timothy Morris, CPA has served as a member of our Board since June 2016.  Mr. Morris has served as the Chief Financial Officer of Iovance Biotherapeutics, Inc., a biopharmaceutical company, since August 2017.  From March 2014 to June 2017 Mr. Morris served as Chief Financial Officer and Head of Business Development of AcelRx Pharmaceuticals, Inc., a specialty pharmaceutical company. From November 2004 to December 2013, Mr. Morris served as Senior Vice President Finance and Global Corporate Development, Chief Financial Officer of VIVUS, Inc. a biopharmaceutical company.  Mr. Morris received his BS in Business with an emphasis in Accounting from California State University, Chico, and is a Certified Public Accountant (Inactive).  Mr. Morris brings to the Board valuable operational experience with public companies in the biopharmaceutical industry, particularly in the areas of finance and corporate development.

Rainer Boehm, M.D., MBA has served as a member of our Board since February 2018.  Mr. Boehm has been a biopharmaceutical industry leader for more than three decades. At Novartis for 29 years, he held roles of increasing responsibility culminating with his position as Chief Commercial and Medical Affairs Officer and as ad interim CEO of Novartis’ pharmaceuticals division. His background spans senior leadership, marketing, sales and medical affairs positions in both oncology and pharmaceuticals and he has led regions around the world, including North America, Asia and all emerging markets. Mr. Boehm has overseen the launch and commercialization of many new drugs in his career, including blockbuster breakthroughs Cosentyx and Entresto, and major oncology brands including Afinitor, Exjade, Tasigna, Femara, Zometa and Glivec. Mr. Boehm also currently serves on the board of directors for Cellectis, a clinical-stage biopharmaceutical company focused on immunotherapies based on gene-edited CAR-T cells; as an advisor in leadership development for senior executives at the GLG Institute in New York City; and as a consultant to healthcare companies. He graduated from the medical school at the University of Ulm in Germany and received his MBA from Schiller University at the Strasbourg campus in France. Mr. Boehm was introduced to the Board by Dr. Durrant as a potential candidate and was elected after a review of the above qualifications. Mr. Boehm brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as financial acumen and operational experience.

Robert Savage, MBA, has served as a member of our Board since March 2018. Mr. Savage is a seasoned executive with more than 40 years of experience in marketing, sales, drug development, operations and business development in the pharmaceutical and biotechnological industries. Moreover, Mr. Savage has served on 12 boards over two decades helping to guide companies and organizations, both public and private.  Recently, he has been a director at Depomed, from October 2016 to August 2017; The Medicines Company, from 2003 – 2016; Medworth Acquisition Corporation, from 2013 – 2015; Savient Pharmaceuticals, Inc., from 2012 – 2013; and Epicept Corporation, from 2004 – 2013.  He has led multinational groups to successfully execute on corporate strategies to develop, launch and market multiple pharmaceutical brands with sales exceeding $4 billion. Currently, Mr. Savage is the president, chief executive officer and chairman of Strategic Imagery, LLC. He served as group vice president and president, worldwide general therapeutics & inflammation business, at Pharmacia Corporation from 2002 until its acquisition by Pfizer. Prior to his work with Pharmacia, Mr. Savage held leadership positions at Johnson & Johnson, where he was the worldwide chairman of the pharmaceuticals group, with prior senior roles at Ortho-McNeil Pharmaceuticals and Hoffman La-Roche. Mr. Savage earned his MBA in international marketing from Rutgers University in New Jersey. He received his BS in biology from Upsala College.

Additional Information. Upon the emergence from our bankruptcy on June 30, 2016, Dr. Durrant and Messrs. Barliant and Morris were designated (in the case of Dr. Durrant and Mr. Barliant) or appointed (in the case of Mr. Morris) to serve on our Board pursuant to the terms of the Stock Purchase Agreement discussed in Item 13 below.  Accordingly, Dr. Durrant continued to serve on the Board as a joint designee of the Black Horse Entities and Nomis Bay, and Mr. Barliant was designated by the Black Horse Entities.  Mr. Morris was appointed by Nomis Bay.

Executive Officers

The following table sets forth the names, ages and current positions of each of our current executive officers. Following the table is biographical information for each executive officer not currently serving as a director.

Name	Age	Position
Cameron Durrant, M.D., MBA	57	Chief Executive Officer
Greg Jester	50	Chief Financial Officer

Cameron Durrant, M.D, MBA has served as our Chief Executive Officer since March 2016.  See “Directors” for Dr. Durrant’s biographical information.

Greg Jester has served as of Chief Financial Officer since September 2017. Prior to his appointment as Chief Financial Officer, Mr. Jester served as Vice President, Finance, for Tris Pharma, Inc., a specialty pharmaceutical company, from May 2015 to August 2017. From August 2014 to May 2015, Mr. Jester served as interim controller for Virtus Pharmaceuticals, LLC, a $40 million generic pharmaceutical company. He also served as a financial consultant to Cormedix, Inc., a publicly traded commercial drug device company, from March 2014 to August 2014. From July 2013 to December 2013, Mr. Jester served as Chief Financial Officer and Partner for Madden Global Solutions, Inc., a food brokerage serving warehouse club and chain drug stores, and served as Chief Financial Officer of House Party, Inc., a social media marketing company, from January 2011 to June 2013. Mr. Jester has held CFO roles at numerous private and publicly-owned pharmaceutical companies, including Alvogen Group Inc. and Innovive Pharmaceuticals, Inc. Mr. Jester holds a Bachelor of Science in business administration from the University of Richmond.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and 10% stockholders to file reports of ownership of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us related to the year ended December 31, 2017, all such reports were made on a timely basis, except that a Form 3 and a Form 4 were filed late by Mr. Jester in connection with his appointment as our Chief Financial Officer in September 2017 and the corresponding grant of stock options to purchase 150,000 shares of our common stock in connection with such appointment on September 5, 2017.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at http://ir.humanigen.com/corporate-governance.cfm.

Audit Committee Matters

We have established an audit committee of the Board, which is currently comprised of Mr. Morris, as chair of the Committee, Mr. Boehm, and Mr. Savage. The Board has determined that Mr. Morris is an audit committee financial expert. Because we are not listed on a national securities exchange and there are no listing standards applicable to us, the Board makes determinations as to director independence based on the definition under the NASDAQ rules.  Consistent with the discussion in Item 13 below regarding director independence, the Board has determined that each member of the Audit Committee is currently independent.

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2017 and December 31, 2016, information regarding the compensation awarded to, earned by or paid to our most highly compensated executive officers for 2017, and all individuals serving as our principal financial officer during the fiscal year ended December 31, 2017. We refer to these officers as our “named executive officers.”

						All
				Stock	Option	Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(8)	($)(5)	($)(6)	($)(7)	($)
Cameron Durrant, M.D., MBA (1)	2017	600,000	180,000	-	-	-	780,000
Chairman & Chief Executive Officer	2016	500,000	126,000	608,768	2,312,588	16,833	3,564,189
Morgan Lam (2)	2017	380,000	-	-	190,440	-	570,440
Former Chief Scientific Officer	2016	357,500	70,000	-	221,720	-	649,220
Greg Jester (3)	2017	96,667	145,000	-	33,120	-	274,787
Chief Financial Officer
David L. Tousley, MBA, CPA (4)	2017	-	-	-	184,920	310,385	495,305
Former Interim Chief Financial Officer	2016	-	-	-	-	333,788	333,788

(1)	Appointed as Chairman January 7, 2016 and as Chief Executive Officer on March 1, 2016.
(2)	Appointed as Chief Operating Officer on February 1, 2016 and promoted to Chief Scientific Officer on September 13, 2016. Mr. Lam resigned as Chief Scientific Officer effective January 15, 2018.
(3)	Appointed Chief Financial Officer on September 5, 2017.
(4)	Appointed as Interim Chief Financial Officer on October 14, 2016. Mr. Tousley resigned as Interim Chief Financial Officer effective August 11, 2017.
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

(7)
Amounts reflected in this column for fiscal year 2016 are (a) for Dr. Durrant, $16,833 in Board fees paid to Dr. Durrant prior to his becoming Chairman and Chief Executive Officer.  Amounts for Mr. Tousley represent consulting fees for services rendered in 2017 and 2016, pursuant to his Engagement Agreement.

(8)
For calendar year 2016, Dr. Durrant’s bonus opportunity was pro-rated for the period commencing July 1, 2016 and ending on December 31, 2016.  The target bonus opportunity for calendar year 2016 amounted to $180,000.  The Board determined Dr. Durrant’s bonus for 2016 to be $126,000, for which we have recorded an accrual for this amount in the Consolidated Financial Statements for the year ended December 31, 2016 and 2017. The Compensation Committee of the Board determined Dr. Durrant’s bonus for calendar year 2017 to be $180,000. Dr. Durrant has agreed to defer receipt of the bonus pending completion of a fundraising transaction.  Mr. Jester received 100% of his bonus in immediately exercisable stock options.  The number of options granted was based on the grant date fair value as of March 9, 2018, reflecting a 10-year term.

Narrative to Summary Compensation Table

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.

In 2017, we issued stock options to certain of our named executive officers.  On February 21, 2017, Mr. Lam was issued stock options to purchase 100,000 shares of our common stock at an exercise price of $2.92. The options were to vest and become exercisable in 12 equal quarterly increments beginning on April 1, 2017. Mr. Lam’s options were determined to have a grant date fair value of $0.2 million. Mr. Lam resigned effective January 15, 2018. As a result as of January 15, 2018 all of Mr. Lam’s unvested options were forfeited.  All remaining vested options will be forfeited on March 16, 2018 unless exercised.

On September 5, 2017, Mr. Jester was issued stock options to purchase 150,000 shares of our common stock at an exercise price of $0.33. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2017. Mr. Jester’s options were determined to have a grant date fair value of $0.03 million.

On February 21, 2017, Mr. Tousley was issued stock options to purchase 100,000 shares of our common stock at an exercise price of $2.92. Mr. Tousley’s options were determined to have a grant date fair value of $0.2 million.  These options were fully vested on the grant date and, unless exercised, will be forfeited on August 10, 2018.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2017.

		Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name		Exercisable	Unexercisable	Price ($)	Date
Cameron Durrant, M.D., MBA	(1)	434,592	608,430	$3.38	9/13/2026
Morgan Lam	(2)	1,875	3,125	$4.72	6/1/2025
	(3)	8,333	91,667	$3.38	9/13/2026
	(4)	24,999	75,001	$2.92	2/20/2027
Greg Jester	(5)	12,500	137,500	$0.33	9/4/2027
David L. Tousley, MBA, CPA	(6)	100,000	100,000	$2.92	2/20/2027

(1)
On September 13, 2016, Dr. Durrant was issued stock options to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016.

(2)
On June 1, 2015, Mr. Lam was issued stock options to purchase 5,000 shares of the Company’s common stock at an exercise price of $4.72. One quarter of the options vested on June 1, 2016 and the remaining options will vest and become exercisable in 36 equal monthly increments thereafter. Mr. Lam resigned effective January 15, 2018 and all remaining unvested options were forfeited.  All remaining vested options will be forfeited on March 16, 2018 unless exercised.

(3)
On September 13, 2016, Mr. Lam was issued stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.38. The options were to vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016. Mr. Lam resigned effective January 15, 2018 and all remaining unvested options were forfeited.  All remaining vested options will be forfeited on March 16, 2018 unless exercised.

(4)
On February 21, 2017, Mr. Lam was issued stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.92.  The options were to vest and become exercisable in 12 equal quarterly increments beginning April 1, 2017.  Mr. Lam resigned effective January 15, 2018 and all remaining unvested options were forfeited.  All remaining vested options will be forfeited on March 16, 2018 unless exercised.

(5)
On September 5, 2017, Mr. Jester was issued stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.33.  The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2017.

(6)
On February 21, 2017, Mr. Tousley was issued stock options to purchase 100,000 shares of our common stock at an exercise price of $2.92.  The options were fully vested on the grant date.  Mr. Tousley resigned August 11, 2017.  All remaining vested options will be forfeited August 10, 2018 unless exercised.

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

Employment Agreement with Dr. Durrant

On September 13, 2016, we entered into a new employment agreement with Cameron Durrant, MD, our chairman and chief executive officer (the “Agreement”). The Agreement provides for an initial annual base salary for Dr. Durrant of $600,000 as well as eligibility for an annual bonus targeted at 60% of his salary based on the achievements of objectives set and agreed to by the Board. Such bonus may be a mix of cash and stock, as determined by the Board in its sole discretion. For calendar year 2016, Dr. Durrant’s bonus opportunity was pro-rated for the period commencing July 1, 2016 and ending on December 31, 2016.  The target bonus opportunity for calendar year 2016 amounted to $180,000.  The Board determined Dr. Durrant’s bonus for 2016 to be $126,000, for which we have recorded an accrual for this amount in the Consolidated Financial Statements for the year ended December 31, 2016 and 2017. The Compensation Committee of the Board determined Dr. Durrant’s bonus for calendar year 2017 to be $180,000.  Both amounts are expected to be paid in cash.  Dr. Durrant has agreed to defer receipt of the bonus pending completion of a fundraising transaction. Dr. Durrant is entitled to participate in our benefit plans available to other executives, including its retirement plan and health and welfare programs.

Under the Agreement, Dr. Durrant is entitled to receive certain benefits upon termination of employment under certain circumstances. If we terminate Dr. Durrant’s employment for any reason other than “Cause”, or if Dr. Durrant resigns for “Good Reason” (each as defined in the Agreement), Dr. Durrant will receive twelve months of base salary then in effect and the amount of the actual bonus earned by Dr. Durrant under the agreement for the year prior to the year of termination, pro-rated based on the portion of the year Dr. Durrant was employed by us during the year of termination.

The Agreement additionally provides that if Dr. Durrant resigns for Good Reason or we or our successor terminates his employment within the three month period prior to and the 12 month period following a Change in Control (as defined in the Agreement), we must pay or cause its successor to pay Dr. Durrant a lump sum cash payment equal to two times (a) his annual salary as of the day before his resignation or termination plus (b) the aggregate bonus received by Dr. Durrant for the year preceding the Change in Control or, if no bonus had been received, at minimum 50% of the target bonus. In addition, upon such a resignation or termination, all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

Offer Letter with Mr. Jester

In connection with his appointment as CFO, we entered into an offer letter with Mr. Jester (the “Offer Letter”) pursuant to which Mr. Jester will be eligible to receive the following compensation: (i) an initial annual base salary of $290,000; (ii) an annual bonus pursuant to the Company’s annual bonus plan for executive officers, as then in effect, with a maximum bonus (if any) equal to 50% of Mr. Jester’s salary for the bonus period; and (iii) certain medical, retirement and other benefits generally available to the Company’s other employees. Under the Offer Letter, Mr. Jester was also eligible to receive stock options to purchase 150,000 shares of the Company’s common stock pursuant to the terms and conditions set forth in a stock option agreement governed by the Company’s 2012 Equity Incentive Plan.

Engagement Agreement with Mr. Tousley

Mr. Tousley served as interim Chief Financial Officer pursuant to an engagement agreement (the “Engagement Agreement”) between himself and the Company until his resignation effective August 11, 2017. Under the Engagement Agreement, we paid Mr. Tousley at a rate of $225 per hour and reimbursed him for all travel and out of pocket expenses incurred in connection therewith.

2012 Equity Incentive Plan

On September 13, 2016, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Equity Plan from 125,000 to 1,100,000.  On March 9, 2018, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 16,050,000 shares.

Director Compensation

Pursuant to our Director Compensation Program, each member of our Board of Directors during 2017 who was not our employee was eligible to compensation for his service, as follows.  At the option of the director, such fees were payable in cash or immediately exercisable stock options having a grant date fair value equal to the equivalent cash compensation owed.

•	Board of Directors member: $40,000;
•	Audit committee member: $10,000;
•	Audit committee chair: $20,000;
•	Compensation committee member: $6,000;
•	Compensation committee chair: $12,000;
•	Nominating and corporate governance committee member: $4,000; and
•	Nominating and corporate governance committee chair: $8,000.

  The following table shows for the fiscal year ended December 31, 2017 certain information with respect to the compensation of our non-employee directors:

	Fees Earned
	or Paid	Option	Stock	All Other
	in Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)	($)	($)	($)
Timothy Morris, CPA(2)	72,000	-	-	-	72,000
Ronald Barliant, JD(3)	64,000	-	-	-	64,000
Dale Chappell, M.D., MBA (4)	30,000	-	-	-	30,000
Ezra Friedberg (5)	40,500	-	-	-	40,500

(1)	The amounts in this column reflect retainers earned under the Board of Directors Compensation Program for fiscal year 2017.
(2)
Mr. Morris elected to receive 50% of his director compensation in immediately exercisable stock options and 50% in cash.  The number of options granted was based on the grant date fair value as of March 9, 2018, reflecting a ten year term.

(3)
Mr. Barliant elected to receive 100% of his director compensation in immediately exercisable stock options.  The number of options granted was based on the grant date fair value as of March 9, 2018, reflecting a ten year term.

(4)
Dr. Chappell resigned from the Board of Directors on November 9, 2017.  In light of his status as a controlling stockholder, Dr. Chappell agreed to forego any separate compensation for his service on the Board of Directors.

(5)	Mr. Friedberg resigned from the Board of Directors on November 9, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of March 23, 2018 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Percentage ownership of our common stock is based on 109,207,786 shares of our common stock outstanding as of March 23, 2018.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 23, 2018 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Humanigen, Inc., 1000 Marina Boulevard, Suite 250, Brisbane, CA  94005.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Black Horse Capital LP(1)	66,870,851	61.2%
Nomis Bay LTD(2)	33,573,530	30.7%
Named Executive Officers and Directors
Cameron Durrant, M.D., MBA(3)	4,390,468	4.0%
Morgan Lam(4)	87,810	*
David L. Tousley, MBA, CPA(5)	100,000	*
Greg Jester(6)	488,282	*
Ronald Barliant, JD(7)	300,469	*
Timothy Morris, CPA (8)	138,235	*
Robert Savage	10,000	*
Rainer Bohem	-	*
All current executive officers and directors as a group (8 persons)(9)	5,515,444	5.1%

(1)
Number of shares based solely on information reported on the Schedule 13D filed with the SEC on March 1, 2018, reporting beneficial ownership as of February 27, 2018, by BHC, BHCMF, Cheval, Black Horse Capital Management LLC, or BH Management, and Dale Chappell.  According to the report, BHC has sole voting and dispositive power with respect to 5,996,710 shares, BHCMF has shared voting and dispositive power with respect to 13,997,832 shares, Cheval has shared voting and dispositive power with respect to 46,876,309 shares, BH Management has sole voting and dispositive power with respect to 52,873,019 shares and Dr. Chappell has shared voting and dispositive power with respect to 66,870,851 shares.  The business address of each of BHC, BHCMF, BH Management and Dr. Chappell is c/o Opus Equum, Inc. P.O. Box 788, Dolores, Colorado 81323. The business address of Cheval is P.O Box 309G, Ugland House, Georgetown, Grand Cayman, Cayman Islands KY1-1104.

(2)
Number of shares based solely on information reported on the Schedule 13D filed with the SEC on March 5, 2018, reporting beneficial ownership as of February 27, 2018, by Nomis.  Nomis has sole voting and dispositive power over all 33,573,530 shares. The business address of Nomis is West Essex House, 3rd Floor, 45 Reid Street, Hamilton, Bermuda HM12.

(3)	Includes options to purchase 4,254,885 shares of common stock that may be exercised within 60 days of March 23, 2018.
(4)	Includes options to purchase 87,810 shares of common stock that may be exercised within 60 days of March 23, 2018.
(5)	Includes options to purchase 100,000 shares of common stock that may be exercised within 60 days of March 23, 2018.
(6)	Includes options to purchase 488,282 shares of common stock that may be exercised within 60 days of March 23, 2018.
(7)	Includes options to purchase 300,649 shares of common stock that may be exercised within 60 days of March 23, 2018.
(8)	Includes options to purchase 138,235 shares of common stock that may be exercised within 60 days of March 23, 2018.
(9)	Includes options to purchase 5,088,265 shares of common stock that may be exercised within 60 days of March 23, 2018.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Issuance Under
	Issued Upon	Exercise	Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	734,835	$5.33	-

Equity compensation plans not approved by security holders	1,713,548	2.97	1,286,452
Total	2,448,383	$3.67	1,286,452

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Term Loans and Restructuring Transactions

The Restructuring Transactions were completed on February 27, 2018.  For additional information regarding the Restructuring Transactions, see “Restructuring Transactions” in Item 1 of this Annual Report on Form 10-K.

Director Independence

We are not currently a listed issuer. However, we use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in 2017, other than Dr. Chappell and Dr. Durrant, our Chief Executive Officer, is independent. NASDAQ's independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

We have established an audit committee, a compensation committee and a nominating and corporate governance committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the years ended December 31, 2017 and 2016 by our independent registered accounting firm, HORNE LLP.

	Year ended December 31,
	2017	2016
Audit fees(1)	$246,354	$250,140
Tax fees (2)	15,695	12,000
Total fees	$262,049	$262,140

(1)
Audit fees in 2017 and 2016 include fees billed or incurred by HORNE LLP for professional services rendered in connection with the annual audit of our Consolidated Financial Statements for each year and the review of our quarterly reports on Form 10-Q and consents associated with registration statements.

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

Humanigen, Inc.

By:	/s/ Cameron Durrant, M.D., MBA
Cameron Durrant, M.D., MBA Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Durrant	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2018
Cameron Durrant

/s/ Greg Jester	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2018
Greg Jester

/s/ Ronald Barliant, JD	Director	March 23, 2018
Ronald Barliant, JD

/s/ Rainer Boehm
Rainer Boehm	Director	March 23, 2018

/s/ Timothy Morris
Timothy Morris	Director	March 23, 2018

/s/ Robert G. Savage
Robert G. Savage	Director	March 23, 2018

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on Financial Statement

We have audited the accompanying consolidated balance sheets of Humanigen, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HORNE LLP

We have served as the Company's auditor since 2015.

Ridgeland, Mississippi
March 27, 2018

Humanigen, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$737	$2,906
Prepaid expenses and other current assets	813	1,643
Total current assets	1,550	4,549

Property and equipment, net	19	68
Restricted cash	101	101
Total assets	$1,670	$4,718

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,330	$4,072
Accrued expenses	3,307	736
Term loans payable	18,018	3,016
Total current liabilities	24,655	7,824
Notes payable to vendors	1,351	1,273
Total liabilities	26,006	9,097

Stockholders’ deficit:
Common stock, $0.001 par value: 85,000,000 shares authorized at December 31,
2017 and December 31, 2016; 14,946,712 and 14,977,397 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	15	15
Additional paid-in capital	238,246	236,216
Accumulated deficit	(262,597)	(240,610)
Total stockholders’ deficit	(24,336)	(4,379)
Total liabilities and stockholders’ deficit	$1,670	$4,718

See accompanying notes.

Humanigen, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Operating expenses:
Research and development	$11,165	$10,449
General and administrative	7,866	8,376
Total operating expenses	19,031	18,825

Loss from operations	(19,031)	(18,825)

Other expense:
Interest expense	(3,056)	(131)
Other income, net	431	125
Reorganization items, net	(331)	(8,188)
Net loss	(21,987)	(27,019)
Other comprehensive income	-	-
Comprehensive loss	$(21,987)	$(27,019)

Basic and diluted net loss per common share	$(1.47)	$(2.78)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	14,975,370	9,707,877

See accompanying notes.

Humanigen, Inc.
Consolidated Statements of Stockholders’ Deficit
 (in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2016	4,450,994	$4	$219,319	$(213,591)	$5,732
Issuance of common stock to officer and directors	323,155	1	1,451	-	1,452
Issuance of common stock, net of issuance costs	7,147,035	7	10,125	-	10,132
Issuance of common stock in settlement of litigation	631,358	1	(1)	-	-
Issuance of common stock for services	65,000	-	198	-	198
Issuance of common stock upon exercise of options	5,625	-	10	-	10
Issuance of common stock upon vesting of restricted stock units	3,750	-	-	-	-
Issuance of warrants in connection with acquisition of licenses	-	-	361	-	361
Issuance of warrants in exchange for services	-	-	40	-	40
Conversion of notes payable and related accrued interest and fees to common stock	2,350,480	2	3,385	-	3,387
Beneficial conversion feature	-	-	484	-	484
Stock-based compensation expense	-	-	844	-	844
Comprehensive loss	-	-	-	(27,019)	(27,019)
Balances at December 31, 2016	14,977,397	15	236,216	(240,610)	(4,379)
Issuance of stock in connection with financing agreement	9,315	-	12	-	12
Return of share of stock by advisor	(40,000)	-	-	-	-
Stock-based compensation expense	-	-	2,115	-	2,115
Write down in fair value of warrants	-	-	(97)	-	(97)
Comprehensive loss	-	-	-	(21,987)	(21,987)
Balances at December 31, 2017	14,946,712	$15	$238,246	$(262,597)	$(24,336)

See accompanying notes.

Humanigen, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(21,987)	$(27,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	102
Gain on lease termination	-	(227)
Noncash interest expense	3,037	69
Reorganization items related to debtor-in-possession financing	-	1,627
Stock-based compensation expense	2,115	844
Loss on sale of property and equipment	-	22
Issuance of warrants in exchange for services	-	40
Issuance of common stock for services	12	-
Issuance of warrants in connection with acquisition of licenses	-	361
Change in fair value of warrants issued in connection with acquisition of licenses	(97)	-
Issuance of common stock in exchange for services	-	198
Issuance of common stock to officer and directors	-	1,452
Changes in operating assets and liabilities:
Prepaid expenses and other assets	831	592
Accounts payable	(520)	4,474
Accrued expenses	2,571	(25)
Liabilities subject to compromise	(259)	(3,471)
Net cash used in operating activities	(14,249)	(20,961)

Investing activities:
Proceeds from sale of property and equipment	-	11
Changes in restricted cash	-	92
Net cash provided by investing activities	-	103

Financing activities:
Net proceeds from issuance of common stock	-	10,132
Net proceeds of stock option exercise	-	10
Net proceeds from term loans	12,080	2,993
Net proceeds from convertible notes payable	-	2,198
Net cash provided by financing activities	12,080	15,333

Net decrease in cash and cash equivalents	(2,169)	(5,525)
Cash and cash equivalents, beginning of period	2,906	8,431
Cash and cash equivalents, end of period	$737	$2,906

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$-	$3,387
Issuance of common stock for services	$12	$-
Issuance of warrants in connection with acquisition of licenses	$-	$361
Issuance of warrants in exchange for services	$-	$40
Issuance of common stock in exchange for services	$-	$198
Issuance of common stock to officer and directors	$-	$1,452
Issuance of notes payable to vendors	$-	$1,273

See accompanying notes.

Notes to Consolidated Financial Statements
(in thousands unless otherwise indicated, except share and per share data)

1. Organization and Description of Business

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

From the time of its emergence from bankruptcy to August 29, 2017, the Company’s focus was on its lead product candidate benznidazole for the treatment of Chagas disease, a parasitic illness that can lead to serious and potentially life-threatening long-term heart, intestinal and neurological problems. As more fully described in Note 6, the Company acquired certain worldwide rights to benznidazole on June 30, 2016 and, until August 29, 2017, was primarily focused on the development necessary to seek and obtain approval by the United States Food and Drug Administration (“FDA”) for benznidazole and the subsequent commercialization, if approved. According to FDA issued guidance, benznidazole is eligible for review pursuant to a 505(b)(2) regulatory pathway as a potential treatment for Chagas disease and, if it became the first FDA-approved treatment for Chagas disease, the Company would have been eligible to receive a Priority Review Voucher (“PRV”).

However, on August 29, 2017, the FDA announced it had granted accelerated and conditional approval of a benznidazole therapy manufactured by Chemo Research, S.L. (“Chemo”) for the treatment of Chagas disease and had awarded that manufacturer a neglected tropical disease PRV. Chemo’s benznidazole also has received Orphan Drug designation.  As a result of FDA’s actions and with the information currently available, the Company no longer expects to be eligible to receive a PRV with its own benznidazole candidate for the treatment of Chagas disease.  Accordingly, the Company has ceased development of benznidazole and is currently assessing a full range of options with respect to its benznidazole assets and development program. We also began an accelerated scientific assessment of emerging new possibilities for our monoclonal antibody assets and development programs.

On December 21, 2017, we reached an agreement with our Term Loan Lenders (as defined below) on a series of transactions, including the transfer and assignment of all of our assets related to benznidazole to an affiliate of one of the Term Loan Lenders, providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under our Term Loan Credit Agreement (as defined below). We refer to these transactions herein as the “Restructuring Transactions.” On February 27, 2018, we completed the Restructuring Transactions. For further information regarding the Restructuring Transactions, see Notes 7 and 10.

Since the FDA’s August 29, 2017 announcement relating to benznidazole, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab and ifabotuzumab, for use in addressing significant, serious and potentially life-threatening unmet needs in oncology and immunology. Both of these product candidates are in the early stage of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization. Furthermore, neither of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. The Company expects to study lenzilumab’s potential in reducing serious adverse events associated with CAR-T therapy. The Company has begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity associated with CAR-T therapy, and potentially cytokine release syndrome (CRS). In addition, the Company continues dosing in a Phase 1 clinical trial in patients with CMML to identify the maximum tolerated dose, or MTD, or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  The Company has fully enrolled the total of 12 patients in the 200, 400 and 600 mg dose cohorts of its CMML trial, and are currently evaluating subjects in the highest dose cohort of 600 mg for continuing accrual. The Company also plans to review preliminary safety and efficacy results and anticipate completion of the ad hoc interim analysis in the first half of 2018. The Company may also use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of rapidly commencing a Phase 1 study in JMML patients, or to explore progressing the CMML development program. JMML is a rare pediatric cancer, is associated with poor outcomes and a very high unmet medical need, for which there are no FDA-approved therapies.

Ifabotuzumab is an anti-Ephrin Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. The Company has completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.  An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   The Company is currently exploring partnering opportunities to enable further development of ifabotuzumab.

Lenzilumab and ifabotuzumab were each developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $262.6 million as of December 31, 2017.  At December 31, 2017, the Company had a working capital deficit of $23.1 million, including $18.0 million in term loans payable.  On February 27, 2018, the Company issued 91,815,517 shares of common stock in exchange for the extinguishment of all term loans, related fees and accrued interest and received $1.5 million in cash proceeds.  See Notes 7 and 10 for a more detailed discussion of the Restructuring Transactions. On March 12, 2018 the Company issued 2,445,557 shares of common stock for proceeds of $1.1 million to accredited investors.  The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG and Sanofi Pasteur S.A. (“Sanofi”).  To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the twelve months ended December 31, 2017 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $26.0 million at December 31, 2017 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See Note 14 – “Subsequent Events.”

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

In connection with financing efforts related to the Company’s bankruptcy proceedings, on April 1, 2016, the Company entered into a Debtor-in-Possession Credit and Security Agreement (the “Credit Agreement”) with a group of lenders (the “DIP Lenders”), pursuant to which the Company received $3.0 million in funds for working capital, bankruptcy-related costs, costs related to its plan of reorganization, payment of certain fees to the DIP Lenders and other costs associated with the ordinary course of business. Funds received under the Credit Agreement bore interest at a rate of 12% and were due and payable upon the Effective Date of the Plan, as defined below. Payment due under the Credit Agreement was convertible into shares of the Company’s common stock, with share amounts subject to calculation as provided in the Credit Agreement.

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

•
The Company reserved for issuance shares of common stock in an amount as yet to be determined in connection with the settlement of certain other claims and interests as set forth in the Plan. As of December 31, 2017, management does not believe the issuance of additional common stock for any such claims is probable.  As such, no accrual has been made in the Consolidated Financial Statements.

•
The Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain vendors in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. The Company has accrued $0.1 million and $0.2 million in interest expense related to these promissory notes as of December 31, 2016 and December 31, 2017, respectively.

•
The Company issued an aggregate of 323,155 shares of common stock to Cameron Durrant, Ronald Barliant, and David Moradi pursuant to an order by the Bankruptcy Court approving a one-time equity award for the Company’s Chief Executive Officer and two other directors. The Company recorded a charge of $1.5 million representing the fair value of the shares issued and classified $0.7 million and $0.8 million as Reorganization items, net and General and administrative expenses, respectively.

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

As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32 million. Prior to the Bar Date, certain investors filed a class action claim in the amount of $20 million in connection with events surrounding the Company’s former Chairman and Chief Executive Officer. On June 15, 2016, a settlement stipulation related to the class action suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 300,000 shares of common stock and submit a payment of $0.3 million to the claimants. During the year ended December 31, 2016, the 300,000 shares were issued and the $0.3 million payment was made. See Note 13 for additional information on this matter and settlement.

Separately, a claim was filed by certain investors in the Company’s 2015 private financing transaction totaling approximately $6.9 million. On May 9, 2016, a settlement stipulation related to this suit was approved under order of the Bankruptcy Court. The settlement stipulation required the Company to issue 327,608 shares of common stock and submit a payment of $0.3 million to an escrow account on behalf of the claimants. During the year ended December 31, 2016, the 327,608 shares were issued and the $0.3 million payment was made.  See Note 13 for additional information on this matter and settlement.

As of June 30, 2016, the Company emerged from bankruptcy. The Company expects the amounts remaining in Liabilities subject to compromise as of the Effective Date to be paid in accordance with the Plan. Accordingly, as of December 31, 2016, Liabilities subject to compromise have been reduced to zero and reclassified according to their payment terms.

In March 2016, the Company entered into a termination agreement (the “Lease Termination Agreement”) related to the lease of its prior facility in South San Francisco, California. The Lease Termination Agreement, approved by order of the Bankruptcy Court issued March 15, 2016, waived all damages related to early termination of the lease, relieved the Company of March rental expenses and set an effective termination date of March 31, 2016. In accordance with the termination of the lease, the Company wrote off remaining deferred rent liabilities of approximately $0.3 million and disposed of certain leasehold improvements and furniture and fixtures with a net book value of approximately $0.1 million. The resulting gain of $0.2 million is included in Reorganization items, net in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016. Concurrent with the termination of its prior lease, the Company entered into a lease agreement for a new office facility in Brisbane, California. The new lease commenced in April 2016 and expired in March 2017. On February 16, 2017, the Company amended the lease to extend the term of the lease for an additional period of eighteen months such that the lease will expire on September 30, 2018.

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  By Order, dated February 6, 2017, the Bankruptcy Court extended the claims objection deadline to June 26, 2017. By Order dated July 10, 2017, the Bankruptcy Court extended the claims objection deadline to September 25, 2017. By Order dated October 23, 2017, the Bankruptcy Court extended the claims objection deadline to December 26, 2017.  By Order dated January 19, 2018, the Bankruptcy Court extended the claims objection deadline to March 26, 2018.  The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements.

As of December 31, 2017, approximately $0.5 million in claims remain subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of December 31, 2017, the Company has recorded $0.06 million related to these claims in Accounts payable and Notes payable to vendors, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

Bankruptcy Related Financing Arrangements

On April 1, 2016,  the Company entered into the Credit Agreement with Black Horse Capital Master Fund Ltd., as administrative agent and lender (“BHCMF” or “Agent”), Black Horse Capital LP, as a lender (“BHC”), Cheval Holdings, Ltd., as a lender (“Cheval”) and Nomis Bay LTD, as a lender (“Nomis” and, together with BHCMF, BHC and Cheval, the “Lenders”). The Credit Agreement provided for a debtor-in-possession credit facility in the original principal amount of $3.0 million (the “Term Loan”). The Credit Agreement provided that the Term Loan will be made by the Lenders at an original discount equal to $0.2 million (the “Upfront Fee”) and required the payment by the Company to the Lenders of a commitment fee equal to $0.2 million (the “Commitment Fee”). In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Term Loan for working capital, bankruptcy-related costs, costs related to the Company’s plan of reorganization, the payment of certain fees and expenses owed to the Agent and the Lenders in connection with the Credit Agreement and other costs incurred in the ordinary course of business.

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

The Credit Agreement provided that the outstanding principal balance of the Term Loan, plus accrued and unpaid interest, plus the Upfront Fee, plus the Commitment Fee and all other non-contingent obligations would mature on the earlier of an event of default under the Credit Agreement or the effective date of the Company’s plan of reorganization.  The Maturity Date was deemed to occur simultaneously with the Effective Date and, accordingly, on June 30, 2016, 2,350,480 shares of common stock were issued to the Lenders in repayment of the Company’s debt obligations under the Credit Agreement, including 201,436 shares to BHC, 470,096 shares to BHCMF, 503,708 shares to Cheval, 940,192 shares to Nomis and 235,048 shares to Cortleigh Limited (“Cortleigh”).  Pursuant to the terms of the Credit Agreement, the Company also paid $0.4 million to BHC in payment of its fees and expenses and $0.3 million to Nomis in payment of its fees and expenses.

The Company records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the fair value of the underlying common stock at the commitment date of the note transaction exceeding the effective conversion price embedded in the note. The Company evaluated the Credit Agreement for beneficial conversion features and calculated a value of approximately $0.5 million, all of which was expensed as of the Effective Date.

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

On April 1, 2016, the Company also entered into the SPA with the Lenders. The SPA provides for the sale to the Lenders on the closing date of an aggregate of 5,885,000 shares of common stock, subject to adjustment as provided in the SPA, in respect of exit financing in the amount of $11 million (the “Exit Financing”) plus an exit financing commitment fee of $0.8 million payable by the Company to the Lenders, plus payment to the Lenders of their fees and expenses incurred in connection with the Exit Financing and the SPA. Nomis subsequently assigned twenty percent (20%) of its interest in the shares of common stock to be purchased by Nomis under the SPA and the Credit Agreement to Cortleigh (collectively with the Lenders, the “Purchasers”).

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

The issuance of the shares contemplated by the SPA was consummated on the Effective Date, and the Company issued to the Purchasers an aggregate of 7,147,035 shares of common stock for an aggregate purchase price of $11 million, including 612,501 shares to BHC, 1,429,407 shares to BHCMF, 1,531,610 shares to Cheval, 2,858,814 shares to Nomis and 714,703 shares to Cortleigh.  Pursuant to the terms of the SPA, the Company paid $0.4 million to BHC in payment of its fees and expenses and $0.3 million to Nomis in payment of its fees and expenses.

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

As of December 31, 2015, the Company had approximately $5.4 million recorded as Liabilities subject to compromise. In conjunction with the Company’s exit from bankruptcy, the Company reclassified remaining Liabilities subject to compromise totaling approximately $2.8 million, $0.8 million and $1.2 million to Accounts payable, Accrued expenses and Notes payable to vendors, respectively. For year ended December 31, 2016, the Company paid approximately $3.4 million related to Liabilities subject to compromise, issued $1.2 million in promissory notes to vendors, wrote off approximately $0.3 million in deferred rent liabilities related to its lease termination and reversed approximately $0.1 million in accrued expenses related to a claim that has been denied by the court, which as discussed above, were previously included in Liabilities subject to compromise. As of December 31, 2016, approximately $0.4 million and $1.2 million remain in Accounts payable and Notes payable to vendors, respectively. For the year ended December 31, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than what had been previously accrued and also paid approximately $0.1 million in claims. As of December 31, 2017, approximately $0.06 million and $1.3 million remain in Accounts payable and Notes payable to vendors, respectively.  Remaining amounts will be paid based on terms of the Plan.

For the years ended December 31, 2017 and 2016, Reorganization items, net consisted of the following charges:
	Year ended December 31,
	2017	2016
Legal fees	$297	$4,870
Professional fees	34	1,218
Debtor-in-possession financing costs	-	1,143
Beneficial conversion on debtor-in-possession financing	-	484
Fair value of shares issued to officer and directors for service in bankruptcy	-	700
Gain on lease termination	-	(227)
Total reorganization items, net	$331	$8,188

Cash payments for reorganization items totaled $0.9 million and $5.0 million for the years ended December 31, 2017 and 2016, respectively.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets (marketable securities) that are measured at fair value, and the classification by level of input within the fair value hierarchy:
	Fair Value Measurements as of December 31, 2017
Investments:	Level 1	Level 2	Level 3	Total

Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	—	$101

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	—	$101

The estimated fair value of the Term Loans payable and the Notes payable to vendors as of December 31, 2017 and 2016, based upon current market rates for similar borrowings, as measured using Level 3 inputs, approximate the carrying amounts as presented in the Consolidated Balance Sheets.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest‑bearing and demand money market accounts.

Restricted Cash

Restricted cash at December 31, 2017 and 2016 of $0.1 million related to a standby letters of credit in the amount of $0.05 million issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $0.05 million.

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

Debt Issue Costs

As of January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03 and No. 2015-15, which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  As a result of our adoption of the guidance, as of December 31, 2016, $0.5 million of deferred financing costs were reclassified to reduce the Term loan payable in the Consolidated Balance Sheet.  As of December 31, 2017 all debt issuance costs had been fully amortized.  The guidance did not have a material impact on the consolidated financial statements.

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

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2017	2016
Options to purchase common stock	2,448,383	1,835,835
Warrants to purchase common stock	331,193	356,193
	2,779,576	2,192,028

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2017. Early application is permitted. The Company is assessing the potential impact to its financial statements and disclosures.

4. Investments

At December 31, 2017, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101
Reported as:
Cash and cash equivalents				$—
Restricted cash				101
Total investments				$101

At December 31, 2016, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$-
Restricted cash, long-term				101
Total investments				$101

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016
Computer equipment and software	$216	$216

Accumulated depreciation and amortization	(197)	(148)
Property and equipment, net	$19	$68

Depreciation and amortization expense for the years ended December 31, 2017 and December 31, 2016 was $0.05 million and $0.1 million, respectively.

6. Savant Arrangements

On February 29, 2016, the Company entered into a binding letter of intent (the “LOI”) with Savant Neglected Diseases, LLC (“Savant”).  The LOI provided that the Company would acquire certain worldwide rights relating to benznidazole (the “Compound”) from Savant.   Under the LOI, the Company made a non-refundable deposit to Savant of $0.5 million, which was credited towards the Initial Payment (as defined below), and agreed to make monthly payments to Savant equal to $0.1 million for development services performed by Savant relating to the Compound.

The LOI provided that in consideration for the assets to be acquired, the Company would provide consideration to Savant, including:

•
$3.0 million (the “Initial Payment”) payable as soon as practicable but in no event later than the Company emerging from its Chapter 11 bankruptcy pursuant to a plan of reorganization (the “Bankruptcy Exit”);

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

Under the terms of the MDC Agreement, the Company acquired certain regulatory and non-intellectual property assets relating to the Compound and any product containing the Compound and an exclusive license of certain intellectual property assets related to the Compound. Savant retained the right to use the licensed intellectual property for veterinary uses. The MDC Agreement provides that the Company and Savant will jointly conduct research and development activities with respect to the Compound, while the Company will be solely responsible for commercializing the Compound.

As required by the MDC Agreement, on the Effective Date, the Company made payments to Savant totaling $2.7 million, consisting of the remaining portion of the Initial Payment less the deposit in the amount of $2.5 million, an initial monthly Joint Development Program Cost payment of $0.1 million, and reimbursement of Savant’s legal fees capped at $0.1 million. The MDC Agreement provides for milestone payments, including payments related to U.S. and foreign regulatory submissions of up to $21 million and certain other contingent payments.  Additionally, the Company will pay Savant royalties on any net sales of the Compound, which royalty would increase if a PRV is granted subsequent to regulatory approval of the Compound.  The MDC Agreement also provides that Savant is entitled to a portion of the amount the Company receives upon the sale, if any, of a PRV relating to the Compound.

In addition, on the Effective Date the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Warrant (See Note 8 “Warrants to Purchase Common Stock”).

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

The Company determined that the acquisition of the Compound should be treated as a purchase of in-process research and development. Accordingly, during the year ended December 31, 2016, the Company recorded $3.3 million, which includes an additional $0.3 million payment made in 2015 to Savant, as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.  In addition, during the year ended December 31, 2016, the Company recorded $0.3 million in connection with the Joint Development Program and recorded $0.1 million in legal fee reimbursement as Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

On May 26, 2017, the Company submitted its benznidazole IND to FDA which became effective on June 26, 2017.  The Company recorded expense of $1.0 million during the year ended December 31, 2017 as Research and development expense related to the milestone achievement associated with the IND being declared effective.

On July 10, 2017 FDA notified the Company that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease. The Company recorded expense of $1.0 million during the year ended December 31, 2017 as Research and development expense related to the milestone achievement associated with Orphan Drug Designation.

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement.  Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement.  The dispute primarily concerns the Company’s right under the  MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget  against payments due Savant.  The aggregate cost overages as of December 31, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible.  The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of December 31, 2017, Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred.  Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received. See Part I, Item 3 of this Form 10-K for more information about this pending matter.

7.  Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of December 31, 2017 and 2016, the Company has accrued $0.2 million and $0.1 million in interest related to these promissory notes, respectively.

Term Loans

Term Loans consisted of the following at December 31, 2017 and 2016:

As of December 31, 2017
	Original Principal Amount	Accrued Interest	Loan Balance	Fees	Balance Due
December 2016 Loan	$3,315	$324	$3,639	$153	$3,792
March 2017 Loan	5,978	452	6,430	275	6,705
July 2017 Loan	5,435	249	5,684	250	5,934
Bridge Loan	1,500	6	1,506	-	1,506
Claims Advances Loan	80	1	81	-	81
Totals	$16,308	$1,032	$17,340	$678	$18,018

As of December 31, 2016
	Original Principal Amount	Accrued Interest	Loan Balance	Unamortized Fees	Balance Due
December 2016 Loan	$3,315	$8	$3,323	$(307)	$3,016

On December 21, 2016, the Company entered into a Credit and Security Agreement, as amended on March 21, 2017 and on July 8, 2017 (as amended, the “Credit Agreement”), with BHCMF as administrative agent and lender, and lenders BHC, Cheval and Nomis Bay (collectively the “Lenders”).  The Credit Agreement provided for the December 2016 Loan, the March 2017 Loan and the July 2017 Loan (the “Term Loans”).

In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Credit Facility for general working capital, the payment of certain fees and expenses owed to BHCMF and the Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one of the Company’s former directors, is an affiliate of each of BHCMF, BHC and Cheval.

The Term Loans bore interest at 9.00% and are subject to certain customary representations, warranties and covenants, as set forth in the Credit Agreement.

 On December 1, 2017 the Term Loans matured and began bearing interest at the default rate of 14.00%.  The Company’s obligations under the Credit Agreement are secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

On December 21, 2017, the Company obtained a $1.5 million bridge loan (the "Bridge Loan") from Cheval. The Bridge Loan bears interest at 14.00% and is treated as a secured loan under the Credit Agreement.

On February 27, 2018 the Term Loans and the Bridge Loans along with all related fees and accrued interest, were extinguished in connection with the Restructuring Transactions described in Note 10.

8. Warrants to Purchase Common Stock

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

The Company determined the initial fair value of the Savant Warrant to be approximately $0.7 million as of June 30, 2016.  The Company reevaluated the performance conditions and expected vesting of the Savant Warrant as of September 30 and December 31, 2016 and recorded total expense of approximately $0.4 million during the year ended December 31, 2016, which is included in Research and development expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss. The Company reevaluated the performance conditions and expected vesting of the Warrant quarterly during 2017 and recorded a reduction of expense of approximately $0.1 million during the year ended December 31, 2017.  The expense reduction was due to a decline in the fair value, which reduction is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Specifically, as a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by Chemo for the treatment of Chagas disease and awarding Chemo a neglected tropical disease PRV, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

The Company will continue to reevaluate the performance conditions and expected vesting of the Savant Warrant on a quarterly basis until all performance conditions have been met.

On December 1, 2016 the Company issued a warrant to purchase up to an aggregate of 25,000 shares of common stock at an exercise price of $4.00 per share.  The warrant expires on the one year anniversary of its issuance and had a fair value of approximately $0.04 million which is included in General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The warrant provided that if the Company declared a dividend, or made any other distribution of its assets, to holders of common stock, then the warrant holder would be entitled to participate in such dividend or distribution to the same extent that the holder would have participated had it held the number of shares of common stock acquirable upon complete exercise of the warrant. The warrant was issued in connection with the engagement agreement related to certain investor relations activities.  The warrant expired on December 1, 2017.

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

As of December 31, 2017, future minimum lease payments due under the Company’s lease, are as follows:

Year	Amount
2018	$202

Rent expense was $0.3 million for each of the years ended December 31, 2017 and December 31, 2016.

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

10. Stockholders’ Equity

Restructuring Transactions

On December 21, 2017, the Company entered into a Securities Purchase and Loan Satisfaction Agreement (the “Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Purchase Agreement, the “Agreements”), each with the Lenders. The Agreements provide for a series of transactions (the “Restructuring Transactions”) pursuant to which, at the closing of the Restructuring Transactions (the “Transaction Closing”), the Company will: (i) in exchange for the satisfaction and extinguishment of the entire balance of the Term Loans, (a) issue to the Lenders an aggregate of 59,786,848 shares of Common Stock (the “New Lender Shares”), and (b) transfer and assign to an affiliate of Nomis Bay (the “JV Entity”), all of the assets of the Company related to benznidazole (the “Benz Assets”), the Company’s former drug candidate; and (ii) issue to Cheval an aggregate of 32,028,669 shares of Common Stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million.

Issuance of the New Lender Shares

Under the Purchase Agreement, at the Transaction Closing, the Company will issue to the Lenders the New Lender Shares, of which 29,893,424 shares of Common Stock will be issued to the Black Horse Entities and 29,893,424 shares of Common Stock will be issued to Nomis Bay. The issuance of the New Lender Shares to the Lenders and the assignment of the Benz Assets to the JV Entity will result in the satisfaction and extinguishment of the Company’s outstanding obligations under the Credit Agreement and the cancellation of the Term Loans, other than the Bridge Loan described below. At the Transaction Closing, the Company will no longer be liable for repayment of its outstanding obligations under the Credit Agreement, and all security interests of the Lenders in the Company’s assets will be released.

Transfer of the Benz Assets; Claims Advances

Under the Purchase Agreement, at the Transaction Closing, the Company will transfer and assign the Benz Assets to the JV Entity. The Company also will agree to retain, but provide the JV Entity the benefits of, any Benz Assets which are not permitted to be assigned absent receipt of third-party consents. The JV Entity (at the election of Nomis Bay, which will control the JV Entity) will have 90 days from the date of the Rule 2004 Discovery Order granting the Rule 2004 Discovery Motion (each as defined below), or 180 days from the Transaction Closing if a Rule 2004 Discovery Order is either entered denying the Rule 2004 Discovery Motion or has not been entered on or before the Transaction Closing, to decide, in its sole discretion, whether to elect to keep the Benz Assets (a “Positive Election”). The Benz Assets will revert back to the Company in the event that the JV Entity (at the election of Nomis Bay) elects not to make a Positive Election.

In connection with the transfer of the Benz Assets to the JV Entity, Nomis Bay will pay certain amounts incurred by the Company and the JV Entity after December 21, 2017 in investigating certain causes of action and claims related to or in connection with the Benz Assets (the “Claims”), including the right to pursue causes of action and claims related to potential misappropriation of the Company’s trade secrets by a competitor in connection with such competitor’s submissions to the U.S. Food and Drug Administration. In addition, if the JV Entity (at the election of Nomis Bay) makes a Positive Election: (i) Nomis Bay will assume certain legal fees and expenses owed by the Company to its litigation counsel, and (ii) the Company will be entitled to receive 30% of any amounts realized from the successful prosecution of the Claims or otherwise from the Benz Assets, after Nomis Bay is reimbursed for certain expenses in connection with funding the Claims and after giving effect to any payments that the JV Entity may be required to make to any third parties.

Nomis Bay will have full control, in its sole discretion, over the management of the JV Entity, any development of or realization on the Benz Assets and the prosecution of the Claims. In addition, the Company has agreed that, as soon as practicable after entering into the Agreements, the Company will make appropriate motion to the Bankruptcy Court currently responsible for the Company’s pending Chapter 11 proceeding dating from December 2015 (the “Bankruptcy Court”) to permit discovery in relation to the Claims pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure (the “Rule 2004 Discovery Motion”), and commence such discovery promptly after entry of an order of the Bankruptcy Court authorizing such discovery (the “Rule 2004 Discovery Order”). Nomis Bay has agreed to fund these litigation efforts from the date of the Agreements to the Transaction Closing or termination of the Restructuring Transactions as secured loans under the Credit Agreement (“Claims Advances”). Pursuant to the Forbearance Agreement, the Claims Advances will have priority over the Bridge Loan (as defined below) and all other Term Loans in the Benz Assets. At the Transaction Closing, the entire amount of the Claims Advances will be deemed satisfied and extinguished along with the other Term Loans, and all security interests of Nomis Bay in the Benz Assets will be released.

Issuance of the New Black Horse Shares; Bridge Loan

Under the Purchase Agreement, at the Transaction Closing, the Company will also issue to Cheval the New Black Horse Shares for total consideration of $3.0 million (including extinguishment of the Bridge Loan described below). The Company plans to use the proceeds from the issuance of the New Black Horse Shares for working capital and other costs incurred in the ordinary course of business, including additional fundraising. On December 21, 2017, concurrently with entering into the Agreements, Cheval agreed to make a bridge loan to the Company of $1.5 million (the “Bridge Loan”). Pursuant to the Forbearance Agreement, until the Transaction Closing, the Bridge Loan will be treated as a secured loan under the Credit Agreement. The Bridge Loan will have priority over the Claims Advances and the Term Loans in certain of the Company’s non-benznidazole related assets, including lenzilumab and ifabotuzumab. At the Transaction Closing, the entire amount of the Bridge Loan will be credited to Cheval’s $3.0 million payment obligation and will be converted into New Black Horse Shares and all security interests of Cheval in the non-benznidazole assets will be released.

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

Other Common Stock Transactions

In June 2014, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 85,000,000 shares.  In February 2018, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 225,000,000 shares and authorize 25,000,000 shares of preferred stock.

On November 7, 2016, the Company issued 25,000 shares of restricted common stock to an investor relations consultant.  The fair value of the shares issued based on the closing price on November 7, 2016 was $0.1 million and was recorded as stock based compensation in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.

On November 15, 2016, the Company issued 40,000 shares of restricted common stock to a financial advisor in return for services.  The fair value of the shares issued based on the closing price on November 15, 2016 was $0.1 million and was recorded as stock based compensation in the attached Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.  In November 2017, the financial advisor returned the shares for no consideration.

The Company had reserved the following shares of common stock for issuance as of December 31, 2017:

Warrants to purchase common stock	331,193
Options:
Outstanding under the 2012 Equity Incentive Plan	2,439,183
Outstanding under the 2001 Equity Incentive Plan	9,200
Available for future grants under the 2012 Equity Incentive Plan	1,367,566
Total common stock reserved for future issuance	4,147,142

Committed Equity Financing Facility

On August 24, 2017, the Company entered into a Common Stock Purchase Agreement, dated as of August 23, 2017 (the “ELOC Purchase Agreement”), with Aperture Healthcare Ventures Ltd. (“Aperture”) pursuant to which the Company may, subject to certain conditions and limitations set forth in the ELOC Purchase Agreement, require Aperture to purchase up to $15 million worth of newly issued shares (the “Put Shares”) of the Company’s common stock, over the 36-month term following the effectiveness of the initial resale registration statement described below (the “Investment Period”). From time to time over the Investment Period, and in the Company’s sole discretion, the Company may present Aperture with one or more notices requiring Aperture to purchase a specified dollar amount of Put Shares, based on the price per share per day over five consecutive trading days (a “Pricing Period”). The per share purchase price for these shares equals the daily volume weighted average price of the common stock on each date during the Pricing Period on which shares are purchased, less a discount of 6.0% based on a minimum price as set forth in the ELOC Purchase Agreement. In addition, in the Company’s sole discretion, but subject to certain limitations, the Company may require Aperture to purchase a percentage of the daily trading volume of common stock for each trading day during the Pricing Period.

Under the ELOC Purchase Agreement, the Company paid Aperture a document preparation fee of $0.02 million by issuing to Aperture 9,315 shares of common stock (the “Fee Shares” and, together with the Put Shares, the “ELOC Shares”).

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

As of December 31, 2017, there were 1,367,566 shares available for grant under the 2012 Equity Incentive Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price (per share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Outstanding at January 1, 2016	465,401	$19.29
Granted	1,778,022	3.38
Exercised	(5,625)	1.77
Forfeited	(3,416)	5.86
Expired	(398,547)	18.38
Outstanding at December 31, 26016	1,835,835	$4.15
Granted	765,000	2.41
Forfeited	(152,365)
Expired	(87)	1.99
Outstanding at December 31, 2017	2,448,383	$3.67	8.7	$11
Options vested and expected to vest	2,440,058	$3.67	8.7	$11
Exercisable	1,307,236	$4.28	8.6	$1

_______________________
(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in‑the‑money options at December 31, 2017.

The stock options outstanding and exercisable by exercise price at December 31, 2017 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices	Shares	In Years	Per Share	Shares	Per Share
$0.33 - $0.33	150,000	9.68	$0.33	12,500	$0.33
$1.91 - $3.30	598,353	9.10	2.94	508,352	2.95
$3.38 - $3.38	1,602,604	8.71	3.38	690,837	3.38
$3.40 - $4.72	55,625	8.65	3.52	53,750	3.48
$8.24 - $17.36	9,200	0.13	9.78	9,200	9.78
$42.88 - $48.00	32,601	0.08	45.52	32,597	45.52
	2,448,383	8.72	$3.65	1,307,236	$4.28

The total fair value of options vested for the years ended December 31, 2017 and 2016 was $2.1 million and $0.8 million, respectively.

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

The weighted‑average fair value‑based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2017 and 2016 was $1.54 and $2.41 per share, respectively. The fair value‑ based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black‑Scholes model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term	5-6 years	5-6 years
Expected volatility	83 - 88%	85 - 90%
Risk-free interest rate	1.8 - 2.1%	1.3 - 1.4%
Expected dividend yield	0%	0%

Total stock‑based compensation expense recognized was as follows:

	Year Ended December 31,
	2017	2016
General and administrative	$1,753	$547
Research and development	362	297
	$2,115	$844

At December 31, 2017, the Company had $2.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted‑average period of 1.8 years.

11. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2017 and 2016 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$45,791	$57,903
Research and other credits	2,178	2,121
Stock based compensation	1,585	2,164
In-Process research and development	1,375	1,246
Other	676	761
Total deferred tax assets	51,605	64,195

Valuation allowance	(51,605)	(64,195)
Net deferred tax assets	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Statutory rate	34.0%	34.0%
Valuation allowance	57.6%	(34.8)%
Deferred tax expense from enacted rate reduction	(98.7)%	-%
Nondeductible stock compensation	(0.1)%	(0.1)%
Other	7.2%	0.9%
Effective tax rate	-%	-%

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, "Income Taxes" ("ASC 740"), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company's inventory of deferred tax assets on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company's revaluation of its net deferred tax assets resulted in a decrease of $21.6 million and a corresponding reduction in the valuation allowance on net deferred tax assets. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets to be complete as of December 31, 2017.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $12.6 million during 2017 and increased by $10.5 million during 2016.

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $166 million, which expire in the years 2021 through 2037, and state net operating loss carryforwards of approximately $156 million, which expire in the years 2018 through 2037.

At December 31, 2017, the Company had federal research and development credit carryforwards of approximately $1.3 million, which expire in the years 2022 through 2035 and state research and development credit carryforwards of approximately $2.2 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company's utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards may be further limited as a result of subsequent ownership changes.  All such limitations could result in the expiration of carryforwards before they are utilized.  An ownership change may have occurred during 2015, 2016 and 2017, or all three years and in connection with the Restructuring Transactions described in Note 10.  As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Balance at December 31, 2015	$1,068
Additions based on tax positions related to prior year	(9)
Additions based on tax positions related to current year	68
Balance at December 31, 2016	1,127
Additions based on tax positions related to prior year	(67)
Additions based on tax positions related to current year	-
Balance at December 31, 2017	$1,060

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

12. Employee Benefit Plan

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

Securities Class Action Litigation

On December 18, 2015, a putative class action lawsuit (captioned Li v. KaloBios Pharmaceuticals, Inc. et al., 5:15-cv-05841-EJD) was filed against the Company in the United States District Court for the Northern District of California (the “Class Action Court”), alleging violations of the federal securities laws by the Company, Herb Cross and Martin Shkreli, the Company’s former Chairman and Chief Executive Officer.  On December 23, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Sciabacucchi v. KaloBios Pharmaceuticals, Inc. et al., 3:15-cv-05992-CRB), similarly alleging violations of the federal securities laws by the Company and  Mr. Shkreli.  On December 31, 2015, a putative class action lawsuit was filed against the Company in the Class Action Court (captioned Isensee v. KaloBios Pharmaceuticals, Inc. et al., Case No. 15-cv-06331-EJD) also alleging violation of the federal securities laws by the Company, a former officer and Mr. Shkreli.  On April 18, 2016, and amended complaint was filed in the Isensee suit, adding Herb Cross and Ronald Martell as defendants. On April 28, 2016, the Class Action Court consolidated these cases (the “Securities Class Action Litigation”) and appointed certain plaintiffs as the lead plaintiffs.  The lead plaintiffs in the Securities Class Action Litigation were seeking damages of $20 million on behalf of all the affected members of the class represented in the Securities Class Action Litigation, (the “Securities Class Action Members”).

On June 15, 2016, a settlement stipulation (the “Securities Class Action Settlement”), was approved by the Bankruptcy Court. Subject to the approval of the Class Action Court, the Securities Class Action Settlement required the Company to issue 300,000 shares of common stock and submit a payment of $0.3 million to the Securities Class Action Members and advance insurance proceeds of $1.25 million to the Securities Class Action Members (collectively, the consideration is the “Securities Class Action Settlement Consideration”).  On January 20, 2017, the Class Action Court preliminarily approved the Securities Class Action Settlement and set a final settlement approval hearing for May 11, 2017. Subject to the final approval of the Securities Class Action Settlement, any Securities Class Action Member is entitled to share in the Securities Class Action Settlement Consideration.  The Securities Class Action Settlement provides for releases and related injunctions to be granted for the benefit of, among others, the Company, Ronald Martell, Herb Cross and all of the Company’s past, present and future directors, officers and employees, excluding Mr. Shkreli. Alternatively, Securities Class Action Members may exclude themselves from the Securities Class Action Settlement and are thereby not bound by the terms of the Securities Class Action Settlement nor entitled to receive any amount of the Securities Class Acton Settlement Consideration.  Such Securities Class Action Members, to the extent they properly exclude themselves from the Securities Class Action Settlement and have timely and properly filed a proof of claim in the bankruptcy case, may have certain rights under the Plan with respect to such claims. Pursuant to the Plan and Confirmation Order, such claims are subordinated to the level of the Company’s common stock that was issued and outstanding when the Company’s bankruptcy case was filed. Such claims are also subject to the Company’s objection.

The Company’s agreement to the Securities Class Action Settlement was not in any way an admission of the Company’s wrongdoing or liability. As of December 31, 2016, the 300,000 shares have been issued and the $0.3 million payment has been made.

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

On May 9, 2016, the Bankruptcy Court entered an order approving a settlement stipulation between the Company and the PIPE Claimants (the “Settlement Stipulation”).  Under the Settlement Stipulation, in connection with the effectiveness of the Plan, and per the terms of the Settlement Stipulation, the Company became obligated to issue 327,608 shares to the PIPE Claimants and make a payment of $0.3 million to the PIPE Claimants for the purpose of satisfying expenses related to the PIPE Litigation. As of December 31, 2016, the 327,608 shares have been issued and the $0.3 million payment has been made.

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

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”).  KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD.  The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 6 - “Savant Arrangements” for more information about the MDC Agreement.  The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC.   The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

On July 12, 2017, Savant removed the case to the United States District Court for the District of Delaware, claiming that the action is related to or arises under the bankruptcy court case from which we emerged in July 2016. In re KaloBios Pharmaceuticals, Inc., No. 15-12628-LSS (Bankr. D. Del.). On July 27, 2017, Savant filed an Answer and Counterclaims.  Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that we breached its obligations to pay the milestone payments and other related representations and obligations.

On August 1, 2017, the Company moved to remand the case back to the Delaware Superior Court. Briefing on that motion is completed and awaiting determination by the Bankruptcy Court.

On August 2, 2017, Savant sent a foreclosure notice to the Company, demanding that it provide the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017.  The Company moved for a Temporary Restraining Order (the “TRO”) and Preliminary Injunction in the bankruptcy court on August 4, 2017.  Savant responded on August 7, 2017.  On August 7, 2017, the bankruptcy court granted the Company’s motion for a TRO, entering an order prohibiting Savant from collecting on or selling the Collateral, entering our premises, issuing any default notices to us, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement.  The parties have stipulated to continue the provisions of the TRO in full force and effect until further order of the appropriate court.

On January 22, 2018, Savant wrote to the Bankruptcy Court requesting dissolution of the TRO.  On January 29, 2018, the Bankruptcy Court granted the Motion to Remand and denied Savant’s request to dissolve the TRO, ordering that any request to dissolve the TRO be made to the Delaware Superior Court.

On February 13, 2018 Savant made a letter request to the Delaware Superior Court to dissolve the TRO.  Also on February 13, 2018, Humanigen filed its Answer and Affirmative defenses to Savant’s Counterclaims.  On February 15, 2018 Humanigen filed a letter opposition to Savant’s request to dissolve the TRO and requesting a status conference.  There have been no further proceedings in this matter to date.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying balance sheet as of December 31, 2017. Recovery of the cost overages from Savant, if any, will be recorded in the period received.

14. Related Party Transactions

On May 24, 2016, the board of directors approved a one-time equity award (the “Equity Award”) to each of Cameron Durrant, Ronald Barliant and David Moradi. On June 30, 2016, in accordance with the Plan, the Company issued an aggregate of 323,155 shares of common stock under the Equity Award.  The Company recorded a charge of $1.5 million representing the fair value of the shares issued and classified $0.7 million and $0.8 million as Reorganization items, net and General and administrative expenses, respectively.

On June 30, 2016, in connection with the settlement of the Term Loan, as defined in Note 2 above, 2,115,432 shares of common stock were issued to certain Lenders in repayment of the Company’s debt obligations who were deemed to be affiliates of the Company.

On December 21, 2016, the Company entered into a Credit and Security Agreement, as amended on March 21, 2017 and on July 8, 2017 as more fully described in Note 7, with certain lenders who were deemed to be affiliates of the Company.

On December 21, 2017, the Company entered into a Purchase Agreement and a Forbearance Agreement as more fully described in Note 10, with certain lenders and investors who were deemed to be affiliates of the Company.

15. Subsequent Events

On February 27, 2018 the Company closed the Restructuring Transaction describe in Note 10 and issued 91,815,517 shares of common stock in exchange for extinguishment of all outstanding term loans, accrued interest and fees totaling $18.4 million and received cash proceeds of $1.5 million. In addition, all of the Company’s assets related to benznidazole were transferred to a new joint venture entity as contemplated in the Restructuring Transactions.

On March 12, 2018, the Company issued 2,445,557 shares of its common stock for total proceeds of $1.1 million to accredited investors.

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on June 22, 2016).	8-K	June 22, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).	8-K	July 6, 2016	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).	8-K	August 7, 2017	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on February 28, 2018).	8-K	February 28, 2018	3.1

3.4	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).	8-K	August 7, 2017	3.2

4.1	Specimen of Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013).	S-1	January 15, 2013	4.1

4.2	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013).	8-K	June 24, 2013	10.2

4.3	Registration Rights Agreement, dated December 3, 2015, between the Registrant and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	4.1

4.4	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	4.2

4.5†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).	10-Q	September 23, 2016	4.1

4.6	Registration Rights Agreement, dated as of August 23, 2017, by and between the Registrant and Aperture Healthcare Ventures Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 25, 2017).	8-K	August 25, 2017	4.1

10.1*	2012 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on August 10, 2015).	10-Q	August 10, 2015	10.2

10.2*	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-214110) filed on October 14, 2016).	S-8	October 14, 2016	10.2

10.3*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on June 12, 2012).	10-12G	June 12, 2012	10.8

10.4*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35798) filed on March 13, 2014).	10-K	March 13, 2014	10.37

10.5*	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on April 24, 2015).	8-K	April 24, 2015	10.1

10.6*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-54735) filed on June 12, 2012).	10-12G	June 12, 2012	10.11

10.7	Development, Commercialization, Collaboration and License Agreement, dated January 8, 2010, by and between the Registrant and Sanofi Pasteur S.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on September 12, 2012).	10-12G/A	September 12, 2012	10.12

10.8	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).	10-12G/A	August 7, 2012	10.13

10.9	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).	10-12G/A	August 7, 2012	10.14

10.10	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on May 8, 2014).	10-Q	May 8, 2014	10.8

10.11	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on May 8, 2014).	10-Q	May 8, 2014	10.9

10.12†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on September 12, 2012).	10-12G/A	September 12, 2012	10.16

10.13†	License Agreement, dated March 16, 2007, by and between the Registrant and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10-12G/A (File No. 000-54735) filed on August 7, 2012).	10-12G/A	August 7, 2012	10.17

10.14†*	Incentive Bonus Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-35798) filed on March 13, 2014).	10-K	March 13, 2014	10.38

10.15	Termination Agreement, by and between the Registrant and Sanofi Pasteur S.A., dated as of July 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on November 6, 2014).	10-Q	November 6, 2014	10.1

10.16	Amendment to Termination Agreement, by and between the Registrant and Sanofi Pasteur S.A., dated as of July 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on May 11, 2015).	10-Q	May 11, 2015	10.1

10.17†	Securities Purchase Agreement, dated as of December 3, 2015, between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	10.1

10.18†	Amendment No. 1 to Securities Purchase Agreement, dated as of December 15, 2015, between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 16, 2015).	8-K	December 16, 2015	10.1

10.19†	Services Agreement, dated December 3, 2015, by and between Turing Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	10.2

10.20†	Binding Letter of Intent, dated February 29, 2016, between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35798) filed on September 23, 2016).	10-Q	September 23, 2016	10.1

10.21	Debtor in Possession Credit and Security Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).	8-K	April 7, 2016	10.1

10.22	Intellectual Property Security Agreement, dated April 1, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).	8-K	April 7, 2016	10.2

10.23	Securities Purchase Agreement, dated as of April 1, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on April 7, 2016).	8-K	April 7, 2016	10.7

10.24	Corporate Governance Agreement, dated as of June 29, 2016, between the Registrant and Martin Shkreli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).	8-K	July 6, 2016	10.1

10.25†	Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use, dated as of June 30, 2016, between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).	10-Q/A	December 30, 2016	10.9

10.26*	Letter Agreement, dated March 1, 2016, between the Registrant and Cameron Durrant, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016).	10-Q	September 23, 2016	10.2

10.27*	Employment Agreement, dated as of September 13, 2016, by and between the Registrant and Cameron Durrant, MD (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on November 10, 2016).	10-Q	November 10, 2016	10.2

10.28	Credit and Security Agreement, dated as of December 21, 2016, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).	8-K	December 23, 2016	10.1

10.29	Intellectual Property Security Agreement, dated December 21, 2016, by the Registrant in favor of Black Horse Capital Master Fund Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on December 23, 2016).	8-K	December 23, 2016	10.2

10.30	Engagement Agreement, dated as of May 24, 2016, by and between the Registrant and David L. Tousley (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 001-035798) filed on March 9, 2017).	10-K	March 9, 2017	10.40

10.31	Amendment to the Credit and Security Agreement dated March 21, 2017, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on March 23, 2017).	8-K	March 23, 2017	10.1

10.32	Second Amendment to the Credit and Security Agreement, dated as of July 8, 2017, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. And Nomis Bay LTD (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 12, 2017).	8-K	July 12, 2017	10.1

10.33	Common Stock Purchase Agreement, dated as of August 23, 2017 by and between the Registrant and Aperture Healthcare Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 25, 2017).	8-K	August 25, 2017	10.1

10.34†	Offer Letter, dated August 16, 2017, by and between the Registrant and Greg Jester.				Furnished herewith

10.35+
Securities Purchase and Loan Satisfaction Agreement dated as of December 21, 2017, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD.
					Furnished herewith

10.36+
Forbearance and Loan Modification Agreement dated as of December 21, 2017, by and among the Registrant, Black Horse Capital Master Fund Ltd., Black Horse Capital LP, Cheval Holdings, Ltd. and Nomis Bay LTD.
					Furnished herewith

21.1	List of Subsidiaries				Furnished herewith

23.1	Consent of Horne LLP				Furnished herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				Furnished herewith

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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