Form 10-Q
period 2018-03-31
HUMANIGEN, INC
filed 2018-05-08
CIK 1293310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

Humanigen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

533 Airport Boulevard, Suite 200, Burlingame, CA 94010
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

1000 Marina Blvd., Suite 250, Brisbane, CA 94005
(Former address)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 7, 2018, there were 109,207,786 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

Humanigen, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,560	$737
Prepaid expenses and other current assets	838	813
Total current assets	2,398	1,550

Property and equipment, net	10	19
Restricted cash	101	101
Total assets	$2,509	$1,670

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,302	$3,330
Accrued expenses	3,239	3,307
Term loans payable	-	18,018
Total current liabilities	6,541	24,655
Notes payable to vendors	1,380	1,351
Total liabilities	7,921	26,006

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 and 85,000,000 shares
authorized at March 31, 2018 and December 31, 2017, respectively; 109,207,786 and 14,946,712 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	109	15
Additional paid-in capital	262,163	238,246
Accumulated deficit	(267,684)	(262,597)
Total stockholders’ deficit	(5,412)	(24,336)
Total liabilities and stockholders’ deficit	$2,509	$1,670

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$696	$2,669
General and administrative	3,957	2,449
Total operating expenses	4,653	5,118

Loss from operations	(4,653)	(5,118)

Other expense:
Interest expense	(394)	(291)
Other expense, net	(3)	(15)
Reorganization items, net	(37)	(124)
Net loss	(5,087)	(5,548)
Other comprehensive income	-	-
Comprehensive loss	$(5,087)	$(5,548)

Basic and diluted net loss per common share	$(0.10)	$(0.37)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	49,155,859	14,977,397

See accompanying notes.

Humanigen, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(5,087)	$(5,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	14
Noncash interest expense	393	288
Stock based compensation expense	2,675	1,086
Change in fair value of warrants issued in connection with acquisition of licenses	-	(28)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(25)	(191)
Accounts payable	(28)	(507)
Accrued expenses	234	651
Liabilities subject to compromise	-	(130)
Net cash used in operating activities	(1,828)	(4,365)

Financing activities:
Net proceeds from issuance of common stock	2,601	-
Net proceeds from term loan	50	5,500
Net cash provided by financing activities	2,651	5,500

Net increase in cash and cash equivalents	823	1,135
Cash and cash equivalents, beginning of period	737	2,906
Cash and cash equivalents, end of period	$1,560	$4,041

Supplemental cash flow disclosure:
Cash paid for interest	$1	$2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$18,432	$-
Change in fair value of warrants issued in connection with acquisition of licenses	$-	$(28)
Issuance in stock options in lieu of cash compensation	$303	$-

See accompanying notes.

Humanigen, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations

Description of the Business

Humanigen, Inc. (the “Company”) was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. The Company completed its initial public offering in January 2013. Effective August 7, 2017, the Company changed its legal name to Humanigen, Inc.

As disclosed in the Company’s 2017 Form 10-K, since August 29, 2017 the Company has shifted its primary focus toward developing its proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant, serious and potentially life-threatening unmet needs in oncology and immunology. These product candidates are at various stages of development and will require substantial time, expenses, clinical development, testing, and regulatory approval from the United States Food and Drug Administration (“FDA”) prior to commercialization, if they are approved at all. Furthermore, none of these product candidates has advanced into a pivotal registration study and it may be years before any such studies are initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. The Company expects to study lenzilumab’s potential in reducing the side effects associated with CAR-T therapy and potentially also improving efficacy. The Company has begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and potentially cytokine release syndrome (“CRS”) associated with CAR-T therapy. Pre-clinical animal data suggests there may be an increase in CAR-T cell expansion when combined with lenzilumab, which potentially could translate into improved CAR-T efficacy and this is likely to be an area of further study.  In addition, the Company has completed enrollment of patients in a Phase 1 clinical trial for chronic myelomonocytic leukemia (“CMML”), to identify the maximum tolerated dose, (“MTD”), or recommended Phase 2 dose (“RPTD”) of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  Twelve patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and the Company is evaluating subjects in the highest dose cohort of 600 mg for continuing accrual of up to 18 patients. The Company also plans to review preliminary safety and potential efficacy results and anticipates completion of the ad hoc interim analysis in the first half of 2018. The Company may also use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of rapidly commencing a Phase 1 study in juvenile myelomonocytic leukemia (“JMML”) patients, or to explore progressing a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with poor outcomes and a very high unmet medical need, for which there are no FDA-approved therapies.

Ifabotuzumab is an anti-Ephrin Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. The Company completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial for ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.  An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   The Company is also in discussions with a leading center in the U.S. to develop a series of CAR constructs based on ifabotuzumab and may take these constructs, if developed, into pre-clinical testing for a range of cancer types.  The Company will also continue to explore partnering opportunities to enable further development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1, or EMR1, mAb.  EMR1 is a therapeutic target for eosinophilic disorders.  Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result.  Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia.  Tissue eosinophils also express EMR1.  In pre-clinical work, the Company has demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells.  A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. The Company is in discussion with a leading center in the U.S. to develop a series of CAR constructs based on HGEN005 and may take these constructs, if developed, into pre-clinical testing for eosinophilic leukemia, an orphan condition with significant unmet need.

The Company’s monoclonal antibody portfolio was developed with its proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $267.7 million as of March 31, 2018.  At March 31, 2018, the Company had a working capital deficit of $4.1 million.  On February 27, 2018, the Company issued 91,815,517 shares of common stock in exchange for the extinguishment of all term loans, related fees and accrued interest and received $1.5 million in cash proceeds.  See Note 9 for a more detailed discussion of these restructuring transactions. On March 12, 2018 the Company issued 2,445,557 shares of common stock for proceeds of $1.1 million to accredited investors.  The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. The Company has financed its operations primarily through the sale of equity securities, debt financings, interest income earned on cash and cash equivalents, grants and the payments received under its agreements with Novartis Pharma AG (“Novartis”) and Sanofi Pasteur S.A. (“Sanofi”).  To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  The ability of the Company to meet its total liabilities of $7.9 million at March 31, 2018 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2017 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining the valuation of the fair value-based measurement of stock-based compensation, accruals and warrant valuations. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Condensed Consolidated Financial Statements.

2. Chapter 11 Filing

On December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”).

Plan of Reorganization

On May 9, 2016, the Company filed with the Bankruptcy Court a Plan of Reorganization and related amended disclosure statement (the “Plan”) pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan.

The Plan became effective on June 30, 2016 (the “Effective Date”) and the Company emerged from its Chapter 11 bankruptcy proceedings.

Bankruptcy Claims Administration

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is ongoing.  As a result of its examination of the claims, the Company may ask the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court.  By Order dated April 24, 2018, the Bankruptcy Court extended the claims objection deadline to June 25, 2018.  The Company may compromise certain claims with or without specific prior approval of the Bankruptcy Court as set forth in the Plan and may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements.

As of March 31, 2018, approximately $0.5 million in claims remain subject to review and reconciliation by the Company. The Company may file objections to these claims after it completes the reconciliation process. As of March 31, 2018, the Company has recorded $0.06 million related to these claims in Accounts payable and Notes payable to vendors, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

Although the Bankruptcy Case remains open, other than with respect to certain matters relating to the implementation of the Plan, the administration of certain claims, or over which the Bankruptcy Court may have otherwise retained jurisdiction, the Company is no longer operating under the direct supervision of the Bankruptcy Court.  The Company anticipates that the Bankruptcy Case will be closed following the completion of the claims reconciliation process and will seek to close the Bankruptcy as soon as possible.

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

As of March 31, 2018, approximately $0.06 million of pre-petition liabilities remain in Accounts payable and Notes payable to vendors.  For the three months ended March 31, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than had been previously accrued. Remaining amounts will be paid based on terms of the Plan.

For the three months ended March 31, 2018 and 2017, Reorganization items, net consisted of the following charges:

	Three months ended March 31,
	2018	2017
Legal fees	$30	$112
Professional fees	7	12
Total reorganization items, net	$37	$124

Cash payments for reorganization items totaled $0.1 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies since those previously disclosed in the 2017 Annual Report.

4. Potentially Dilutive Securities

The Company’s potentially dilutive securities, which include stock options, restricted stock units and warrants, have been excluded from the computation of diluted net loss per common share as the effect of including those securities would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in each period presented.

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2018	2017
Options to purchase common stock	15,527,069	2,432,843
Warrants to purchase common stock	331,193	356,193
	15,858,262	2,789,036

5. Investments

At March 31, 2018, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

At December 31, 2017, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$—
Restricted cash, long-term				101
Total investments				$101

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

	Fair Value Measurements as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

	Fair Value Measurements as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

7. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan.  The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019.  As of March 31, 2018 and 2017, the Company has accrued $0.2 million and $0.1 million in interest related to these promissory notes, respectively.

Term Loans

Term Loans consisted of the following at December 31, 2017:

As of December 31, 2017
	Original Principal Amount	Accrued Interest	Loan Balance	Fees	Balance Due
December 2016 Loan	$3,315	$324	$3,639	$153	$3,792
March 2017 Loan	5,978	452	6,430	275	6,705
July 2017 Loan	5,435	249	5,684	250	5,934
Bridge Loan	1,500	6	1,506	-	1,506
Claims Advances Loan	80	1	81	-	81
Totals	$16,308	$1,032	$17,340	$678	$18,018

On December 21, 2016, the Company entered into a Credit and Security Agreement, as amended on March 21, 2017 and on July 8, 2017 (as amended, the “Term Loan Credit Agreement”), with Black Horse Capital Master Fund (“BHCMF”) as administrative agent and lender, and lenders Black Horse Capital (“BHC”), Cheval Holdings, Ltd. (“Cheval” and collectively with BHCMF and BHC, the “Black Horse Entities”) and Nomis Bay LTD (“Nomis Bay”) (collectively the “Lenders”).  The Term Loan Credit Agreement provided for the December 2016 Loan, the March 2017 Loan and the July 2017 Loan (the “Term Loans”).

In accordance with the terms of the Term Loan Credit Agreement, the Company used the proceeds of the Term Loans for general working capital, the payment of certain fees and expenses owed to BHCMF and the Lenders and other costs incurred in the ordinary course of business. Dr. Dale Chappell, one of the Company’s former directors, is an affiliate of each of BHCMF, BHC and Cheval.

The Term Loans bore interest at 9.00% and were subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

 On December 1, 2017 the Term Loans matured and began bearing interest at the default rate of 14.00%.  The Company’s obligations under the Term Loan Credit Agreement were secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

On December 21, 2017, the Company entered into a Forbearance and Loan Modification Agreement, where among other things, it obtained a $1.5 million bridge loan (the "Bridge Loan") from Cheval and a credit facility with Nomis Bay (the “Claims Advances Loan”). Both loans bear interest at 14.00% and are treated as secured loans under the Term Loan Credit Agreement.

On February 27, 2018 the Term Loans, the Bridge Loan and the Claims Advances Loan along with all related fees and accrued interest, were extinguished in connection with the Restructuring Transactions described in Note 9.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes to the Company’s contractual obligations from those set forth in the 2017 Annual Report.

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

9. Stockholders’ Equity

This summarizes the activity in Stockholders’ Equity discussed below:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356		18,432
Issuance of common stock	18,253,320	18	2,583		2,601
Issuance of stock options in lieu of cash compensation			303		303
Stock-based compensation expense			2,675		2,675
Comprehensive loss				(5,087)	(5,087)
Balances at March 31, 2018	109,207,786	$109	$262,163	$(267,684)	$(5,412)

Restructuring Transactions

On December 21, 2017, the Company entered into a Securities Purchase and Loan Satisfaction Agreement (the “Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Purchase Agreement, the “Agreements”), each with the Lenders. The Agreements provided for a series of transactions (the “Restructuring Transactions”) pursuant to which, at the closing of the Restructuring Transactions (the “Transaction Closing”), which occurred on February 27, 2018, the Company would: (i) in exchange for the satisfaction and extinguishment of the entire balance of the Term Loans, (a) issue to the Lenders an aggregate of 59,786,848 shares of Common Stock (the “New Lender Shares”), and (b) transfer and assign to Madison Joint Venture LLC (“Madison”), an affiliate of Nomis Bay, all of the assets of the Company related to benznidazole (the “Benz Assets”), the Company’s former drug candidate; and (ii) issue to Cheval an aggregate of 32,028,669 shares of Common Stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million.

Issuance of the New Lender Shares

Under the Purchase Agreement, at the Transaction Closing, the Company issued to the Lenders the New Lender Shares, of which 29,893,424 shares of Common Stock were issued to the Black Horse Entities and 29,893,424 shares of Common Stock were issued to Nomis Bay. The issuance of the New Lender Shares to the Lenders and the assignment of the Benz Assets to Madison resulted in the satisfaction and extinguishment of the Company’s outstanding obligations under the Credit Agreement and the cancellation of the Term Loans, including the Bridge Loan and the Claims Advances Loan, described below and all security interests of the Lenders in the Company’s assets were released. The conversion of the Term Loans, Bridge Loan and Claims Advances Loan was accounted for as a decrease to Long-term debt and an increase to Common stock and Additional paid-in capital in the amount of the liabilities outstanding at the time of conversion.

Transfer of the Benz Assets; Claims Advances

Under the Purchase Agreement, at the Transaction Closing, the Company transferred and assigned the Benz Assets to Madison. The Company also agreed to retain, but provide Madison the benefits of, any Benz Assets which are not permitted to be assigned absent receipt of third-party consents. Madison (at the election of Nomis Bay, which controls Madison) has 180 days from the Transaction Closing to decide, in its sole discretion, whether to elect to keep the Benz Assets (a “Positive Election”). The Benz Assets will revert back to the Company in the event that Madison (at the election of Nomis Bay) elects not to make a Positive Election.

In connection with the transfer of the Benz Assets to Madison, Nomis Bay paid certain amounts incurred by the Company and Madison after December 21, 2017 and prior to the Transaction Closing in investigating certain causes of action and claims related to or in connection with the Benz Assets (the “Claims Advances Loan”), including the right to pursue causes of action and claims related to potential misappropriation of the Company’s trade secrets by a competitor in connection with such competitor’s submissions to the U.S. Food and Drug Administration (the “Claims”). In addition, if Madison (at the election of Nomis Bay) makes a Positive Election: (i) Nomis Bay will assume certain legal fees and expenses owed by the Company to its litigation counsel, and (ii) the Company will be entitled to receive 30% of any amounts realized from the successful prosecution of the Claims or otherwise from the Benz Assets, after Nomis Bay is reimbursed for certain expenses in connection with funding the Claims Advances Loan and after giving effect to any payments that Madison may be required to make to any third parties.

Nomis Bay will have full control, in its sole discretion, over the management of Madison, any development of or realization on the Benz Assets and the prosecution of the Claims. Since the Benz Assets had no carrying value on the Company’s Condensed Consolidated Balance Sheet, the initial investment in Madison was recorded at $0.

Issuance of the New Black Horse Shares; Bridge Loan

Under the Purchase Agreement, at the Transaction Closing, the Company issued to Cheval the New Black Horse Shares for total consideration of $3.0 million, including extinguishment of the Bridge Loan. The Company used the proceeds from the issuance of the New Black Horse Shares for working capital and other costs incurred in the ordinary course of business. At the Transaction Closing, the entire amount of the Bridge Loan was credited to Cheval’s $3.0 million payment obligation and was converted into New Black Horse Shares and all security interests of Cheval in the non-benznidazole assets was released.

Equity Financing

On March 12, 2018, the Company issued 2,445,557 shares of its common stock for total proceeds of $1.1 million to accredited investors.

Amendments to Articles of Incorporation

Effective February 26, 2018, the Company amended its Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to amend Article IV of the Charter to (i) increase the number of authorized shares of Common Stock from 85,000,000 to 225,000,000, and (ii) authorize the issuance of 25,000,000 shares of preferred stock of the Company, par value $0.001 (the “Preferred Stock”), with such powers, rights, terms and conditions as may be designated by the Company’s board of directors upon the issuance of shares of Preferred Stock at one or more times in the future (the “Charter Amendment”).  The Charter Amendment was approved and adopted by the written consent of a majority of the stockholders of the Company in accordance with the applicable provisions of the Delaware General Corporation Law, the Charter, and the Company’s Second Amended and Restated Bylaws.

Termination of Equity Financing Facility

On August 24, 2017, the Company entered into a Common Stock Purchase Agreement, dated as of August 23, 2017 (the “ELOC Purchase Agreement”), with Aperture Healthcare Ventures Ltd. (“Aperture”) pursuant to which the Company may, subject to certain conditions and limitations set forth in the ELOC Purchase Agreement, require Aperture to purchase up to $15 million worth of newly issued shares (the “Put Shares”) of the Company’s common stock, over the 36-month term.

The Company terminated the ELOC Purchase Agreement on March 12, 2018. No Put Shares were issued pursuant to the ELOC Purchase Agreement prior to such termination.

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

On March 9, 2018, the Board of Directors of the Company approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of the Company’s common stock authorized for issuance under the Equity Plan by 16,050,000 shares, and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Equity Plan during a calendar year to 7,500,000.

A summary of stock option activity for the three months ended March 31, 2018 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,448,383	$3.67
Granted	13,363,274	0.67
Cancelled (forfeited)	(243,459)	1.27
Cancelled (expired)	(41,129)	37.82
Outstanding at March 31, 2018	15,527,069	$1.00

The weighted average fair value of options granted during the three months ended March 31, 2018 was $0.51 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended March 31, 2018:

Three months ended March 31, 2018
Exercise price	$0.67
Market value	$0.67
Risk-free rate	2.74%
Expected term	6 years
Expected volatility	92.6%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended March 31,
	2018	2017
General and administrative	$2,474	$923
Research and development	201	163
	$2,675	$1,086

At March 31, 2018, the Company had $5.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.8 years.

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

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of March 31, 2018 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

The Company reevaluated the performance conditions and expected vesting of the Warrant as of March 31, 2017 and recorded a reduction in expense of approximately $0.03 million during the three months ended March 31, 2017 due to a decline in the fair value, which reduction is included in Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. As a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by a competitor for the treatment of Chagas disease and awarding such competitor a neglected tropical disease PRV in August 2017, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

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

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 11, below, for more information regarding the Savant litigation.  The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of March 31, 2018, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

11. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015.  See Note 2 for additional information related to the bankruptcy.

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”).  KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD.  The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 10 - “Savant Arrangements” for more information about the MDC Agreement.  The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC.   The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

On July 12, 2017, Savant removed the case to the Bankruptcy Court, claiming that the action is related to or arises under the Bankruptcy Case from which we emerged in July 2016. On July 27, 2017, Savant filed an Answer and Counterclaims.  Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that the Company breached its obligations to pay the milestone payments and other related representations and obligations.

On August 1, 2017, the Company moved to remand the case back to the Delaware Court (the “Motion to Remand”).

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

On January 22, 2018, Savant wrote to the Bankruptcy Court requesting dissolution of the TRO.  On January 29, 2018, the Bankruptcy Court granted the Motion to Remand and denied Savant’s request to dissolve the TRO, ordering that any request to dissolve the TRO be made to the Delaware Court.

On February 13, 2018 Savant made a letter request to the Delaware Superior Court to dissolve the TRO.  Also on February 13, 2018, Humanigen filed its Answer and Affirmative defenses to Savant’s Counterclaims.  On February 15, 2018 Humanigen filed a letter opposition to Savant’s request to dissolve the TRO and requesting a status conference.  A hearing on Savant’s request to dissolve the TRO was held before the Delaware Superior Court on March 19, 2018. The Delaware Superior Court denied Savant’s request to dissolve the TRO and the TRO remains in effect.

On April 11, 2018, Humanigen advised the Delaware Superior Court that it would meet and confer with Savant regarding a proposed case management order and date for trial, and that it anticipated submitting a proposed case management order by April 23, 2018.

There have been no further proceedings in this matter to date.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•
our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to complete the clinical trials that we have initiated or plan to initiate, and continue as a going concern;

•
the effect on our stock price and the significant dilution to the share ownership of our existing stockholders that resulted from conversion of the term loans into equity of the company or that may result in the future upon additional issuances of our equity securities;

•	our ability to execute our new strategy and business plan focused on developing our proprietary monoclonal antibody portfolio;
•
our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;

•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•
the potential timing and outcomes of pre-clinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005 or any other product candidates and the uncertainties inherent in pre-clinical and clinical testing;

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this Form 10-Q are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. We completed our initial public offering in January 2013. Effective August 7, 2017, we changed our legal name to Humanigen, Inc.

As disclosed in our 2017 Form 10-K, since August 29, 2017, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant unmet needs in oncology and immunology. These product candidates are at various stages of development and will require substantial time, expenses, clinical development, testing, and regulatory approval from the FDA prior to commercialization, if they are approved at all. Furthermore, none of these product candidates has advanced into pivotal registration studies and it may be years before any such studies are initiated, if at all.

Lenzilumab is a recombinant mAb that neutralizes soluble GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. We expect to study lenzilumab’s potential in reducing the side effects associated with CAR-T therapy and potentially also improving efficacy. We have begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and potentially CRS associated with CAR-T therapy. Pre-clinical animal data suggests there may be an increase in CAR-T cell expansion when combined with lenzilumab, which potentially could translate into improved CAR-T efficacy and this is likely to be an area of further study.  In addition, we have completed enrollment of patients in a Phase 1 clinical trial for CMML to identify the MTD, or RPTD of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity.  Twelve patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and we are evaluating subjects in the highest dose cohort of 600 mg for continuing accrual of up to 18 patients. We also plan to review preliminary safety and potential efficacy results and anticipate completion of the ad hoc interim analysis in the first half of 2018. We may also use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of rapidly commencing a Phase 1 study in JMML patients, or to explore progressing a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an EphA3 mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial for ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016.  An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   We are also in discussions with a leading center in the U.S. to develop a series of CAR constructs based on ifabotuzumab and may take these constructs, if developed, into pre-clinical testing for a range of cancer types. We will also continue to explore partnering opportunities to enable further development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-EMR1 mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result.  Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia.  Tissue eosinophils also express EMR1.  In pre-clinical work, we demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells.  A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. We are in discussion with a leading center in the U.S. to develop a series of CAR constructs based on HGEN005 and may take these constructs, if developed, into pre-clinical testing for eosinophilic leukemia, an orphan condition with significant unmet need.

Our monoclonal antibody portfolio was developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use.

We have incurred significant losses and had an accumulated deficit of $267.7 million as of March 31, 2018.  We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand pre-clinical and clinical trials for our drug candidates currently in development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

Despite completing the Restructuring Transactions and the common stock financing (as discussed below), we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the three months ended March 31, 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business.  Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2017 Form 10-K, filed with the SEC on March 27, 2018.

Results of Operations

General

We have not generated net income from operations, except for the year ended December 31, 2007 during which we recognized a one-time license payment from Novartis. At March 31, 2018, we had an accumulated deficit of $267.7 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
External Costs
Lenzilumab	$461	$69
Ifabotuzumab	25	64
Benznidazole	-	1,880
Internal costs	210	656
Total research and development	$696	$2,669

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$696	$2,669	$(1,973)	(74)
General and administrative	3,957	2,449	1,508	62
Loss from operations	(4,653)	(5,118)	(465)	(9)
Interest expense	(394)	(291)	103	35
Other expense, net	(3)	(15)	(12)	(80)
Reorganization items, net	(37)	(124)	(87)	(70)
Net loss	$(5,087)	$(5,548)	$(461)	(8)

Research and development expenses decreased by $2.0 million, from $2.7 million for the three months ended March 31, 2017 to $0.7 million for the three months ended March 31, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017 and lower internal costs, partially offset by an increase in spending on the development of lenzilumab, primarily in connection with the CMML trial.

General and administrative expenses increased $1.5 million from $2.5 million for the three months ended March 31, 2017 to $4.0 million for the three months ended March 31, 2018.  The increase is primarily due to a $1.5 million increase in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions.

Reorganization items, net, decreased $0.1 million for the three months ended March 31, 2018 versus the three months ended March 31, 2017.  The decrease is primarily related to the decrease in legal fees in the current three-month period.

Interest expense increased $0.1 million from $0.3 million recognized for the three months ended March 31, 2017 to $0.4 million for the three months ended March 31, 2018.  The increase in interest expense was related to higher average Term Loans balances for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from agreements with Sanofi and Novartis. At March 31, 2018, we had cash and cash equivalents of $1.6 million.  As of May 7, 2018, we had cash and cash equivalents of $0.7 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,828)	$(4,365)
Financing activities	2,651	5,500
Net increase in cash and cash equivalents	$823	$1,135

Net cash used in operating activities was $1.8 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in operating activities of $1.8 million for the three months ended March 31, 2018 primarily related to our net loss of $5.1 million, adjusted for non-cash items, such as $2.7 million in stock-based compensation, $0.4 million in noncash interest expense, and net increases in working capital items of $0.2 million, primarily related to an increase of $0.2 million in Accrued expenses.

Cash used in operating activities of $4.4 million for the three months ended March 31, 2017 primarily related to our net loss of $5.5 million, adjusted for non-cash items, such as $1.1 million in stock-based compensation, $0.3 million in noncash interest expense, and net cash outflows of $0.3 million related to changes in operating assets and liabilities, primarily Prepaid expenses and other assets, Liabilities subject to compromise, Accounts payable and Accrued expenses.

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2018.  This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below) and $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018.  Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2017 related to the March 2017 Term Loan.

Restructuring Transactions

On December 1, 2017, our obligations matured under the Term Loan Credit Agreement with the Term Loan Lenders.  On December 21, 2017, we entered into the Restructuring Agreements, each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. As of February 27, 2018, the date the Restructuring Transactions were completed, the aggregate amount of our obligations under the Term Loan Credit Agreement, including the Bridge Loan, the Claims Advances Loan (each as discussed below) and all accrued interest and fees, approximated $18.4 million.

On February 27, 2018 (the “Restructuring Effective Date”), the Restructuring Transactions were completed in accordance with the Restructuring Agreements. As a result, on the Restructuring Effective Date, we: (i) in exchange for the satisfaction and extinguishment of the entire $18.4 million balance of the Term Loans, including the Bridge Loan, the Claims Advances Loan and all accrued interest and fees, (a) issued to the Term Loan Lenders an aggregate of 59,786,848 shares of our common stock (the “New Lender Shares”), and (b) transferred and assigned to Madison, an entity owned 70% by Nomis Bay and 30% by us, the Benz Assets, our former drug candidate, capable of being so assigned; and (ii) issued to Cheval an aggregate of 32,028,669 shares of our common stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million (collectively, the “Restructuring Transactions”), $1.5 million of which we received on December 22, 2017 in the form of a bridge loan (the “Bridge Loan”).

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, totaled $9.9 million, and (ii) previously owed to Nomis Bay, including the Claims Advances Loan totaling $0.1 million and all accrued interest and fees, totaled $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in our assets were released. Although the Term Loans were satisfied and extinguished, if Madison (at the election of Nomis Bay) elects to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay will be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which remain unpaid in our Accounts payable as of March 31, 2018.

Upon completion of the Restructuring Transactions, the Black Horse Entities collectively held 66,870,851 shares of our common stock, or approximately 62.6% of our outstanding common stock.  Accordingly, the completion of the Restructuring Transactions on the Restructuring Effective Date resulted in a change in control of our company, as the Black Horse Entities and their affiliates owning more than a majority of our outstanding common stock. Dr. Dale Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017, controls the Black Horse Entities and accordingly, will be able to exert control over matters of our company and will be able to determine all matters of our company requiring stockholder approval.

Despite completing the Restructuring Transactions and the March 12, 2018 common stock issuance, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates,  clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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
•
our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;

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

We are pursuing efforts to raise additional capital from a number of sources, including, but not limited to, the sale of equity or debt securities and strategic collaborations. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

Termination of Equity Financing Facility

On March 12, 2018, we notified Aperture of our decision to terminate the ELOC Purchase Agreement, pursuant to which Aperture had agreed to provide us with an equity line of credit. We did not sell any shares pursuant to the equity line of credit prior to its termination.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at March 31, 2018, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

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

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

Please see Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2018.

Item 6.          Exhibits.

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on June 22, 2016).	8-K	June 22, 2016	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).	8-K	July 6, 2016	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).	8-K	August 7, 2017	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on February 28, 2018).	8-K	February 28, 2018	3.1
3.4	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).	8-K	August 7, 2017	3.2
4.1	Specimen of Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013).	S-1	January 15, 2013	4.1
4.2	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013).	8-K	June 24, 2013	10.2
4.3	Registration Rights Agreement, dated December 3, 2015, between the Registrant and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	4.1
4.4	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).	8-K	December 9, 2015	4.2
4.5†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).	10-Q	September 23, 2016	4.1
4.6	Registration Rights Agreement, dated December February 27, 2018 between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.				Furnished herewith
10.1	Termination and Release Agreement, dated February 27, 2018, between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.				Furnished herewith

10.2*	Amendment to the 2012 Equity Incentive Plan, effective March 9, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-224336) filed on April 18, 2018).	S-8	April 18, 2018	10.3
10.3*	Employment Agreement dated March 9, 2018, between the Company and Jon. G. Jester.				Furnished herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				Furnished herewith
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				Furnished herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Denotes management or director compensation plan or arrangement.

**
The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: May 7, 2018	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Greg Jester
Greg Jester
Chief Financial Officer
(Principal Financial and Accounting Officer)