Form 10-Q
period 2018-06-30
HUMANIGEN, INC
filed 2018-08-09
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

Humanigen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

533 Airport Boulevard, Suite 400 Burlingame, CA 94010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 7, 2018, there were 109,696,119 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$267	$737
Prepaid expenses and other current assets	665	813
Total current assets	932	1,550

Property and equipment, net	-	19
Restricted cash	71	101
Total assets	$1,003	$1,670

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,242	$3,330
Accrued expenses	3,020	3,307
Advance notes	400	-
Term loans payable	-	18,018
Notes payable to vendors	1,410	-
Total current liabilities	8,072	24,655
Notes payable to vendors	-	1,351
Total liabilities	8,072	26,006

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 and 85,000,000 shares
authorized at June 30, 2018 and December 31, 2017, respectively; 109,696,119 and 14,946,712 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	110	15
Additional paid-in capital	263,173	238,246
Accumulated deficit	(270,352)	(262,597)
Total stockholders’ deficit	(7,069)	(24,336)
Total liabilities and stockholders’ deficit	$1,003	$1,670

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$577	$3,852	$1,273	$6,521
General and administrative	2,032	1,545	5,989	3,994
Total operating expenses	2,609	5,397	7,262	10,515

Loss from operations	(2,609)	(5,397)	(7,262)	(10,515)

Other income (expense):
Interest expense	(32)	(685)	(426)	(976)
Other income (expense), net	2	(9)	(1)	(24)
Reorganization items, net	(29)	(63)	(66)	(187)
Net loss	(2,668)	(6,154)	(7,755)	(11,702)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(2,668)	$(6,154)	$(7,755)	$(11,702)

Basic and diluted net loss per common share	$(0.02)	$(0.41)	$(0.10)	$(0.78)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	109,377,584	14,977,397	79,517,510	14,977,397

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(7,755)	$(11,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	27
Noncash interest expense	422	971
Stock based compensation expense	3,455	1,428
Change in fair value of warrants issued in connection with acquisition of licenses	-	(38)
Issuance of common stock in exchange for services	51	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	149	(33)
Accounts payable	(88)	(434)
Accrued expenses	16	1,733
Liabilities subject to compromise	-	(255)
Net cash used in operating activities	(3,731)	(8,303)

Investing activities:
Changes in restricted cash	30	-
Net cash provided by investing activities	30	-

Financing activities:
Net proceeds from issuance of common stock	2,781	-
Net proceeds from term loan	50	5,500
Net proceeds from issuance of advance notes	400	-
Net cash provided by financing activities	3,231	5,500

Net decrease in cash and cash equivalents	(470)	(2,803)
Cash and cash equivalents, beginning of period	737	2,906
Cash and cash equivalents, end of period	$267	$103

Supplemental cash flow disclosure:
Cash paid for interest	$3	$2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$18,432	$-
Change in fair value of warrants issued in connection with acquisition of licenses	$-	$(38)
Issuance of stock options in lieu of cash compensation	$303	$-
Issuance of common stock in exchange for services	$31	$-

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

As disclosed in the Company’s 2017 Form 10-K, since August 29, 2017 the Company has shifted its primary focus toward developing its proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant, serious and potentially life-threatening unmet needs in oncology and immunology. These product candidates are at various stages of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization, if they are approved at all. Furthermore, none of these product candidates has advanced into a pivotal registration study and it may be years before any such studies are initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. The Company expects to study lenzilumab’s potential to reduce the side effects associated with CAR-T therapy and potentially improve efficacy. Pre-clinical work has been completed to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and cytokine release syndrome (“CRS”) associated with CAR-T therapy. Pre-clinical animal data shows that there may be an increase in CAR-T cell expansion when CAR-T is combined with lenzilumab, which potentially could translate into improved CAR-T efficacy. This is likely to be an area of further study. In addition, the Company has completed enrollment of patients in a Phase 1 clinical trial for chronic myelomonocytic leukemia (“CMML”), to identify the maximum tolerated dose, (“MTD”), or recommended Phase 2 dose (“RPTD”) of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and the Company is evaluating subjects in the highest dose cohort of 600 mg for continuing accrual of up to 18 patients. The Company also plans to review preliminary safety and potential efficacy and may use interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of commencing a Phase 1 study in juvenile myelomonocytic leukemia (“JMML”) patients, or to explore a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with poor outcomes and a very high unmet medical need, for which there are no Unites States Food and Drug Administration (“FDA”) -approved therapies.

Ifabotuzumab is an anti-Eph Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions and as a CAR construct. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. The Company completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial for ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia.   The trial has enrolled 4 patients to date, with more expected. The Company is also in discussions with a leading center in the U.S. to develop a series of CAR constructs based on ifabotuzumab and may take these constructs, if developed, into pre-clinical testing for a range of cancer types. The Company is continuing to explore partnering opportunities to enable further development of ifabotuzumab.

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

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $270.4 million as of June 30, 2018. At June 30, 2018, the Company had a working capital deficit of $7.1 million.  On February 27, 2018, the Company issued 91,815,517 shares of common stock in exchange for the extinguishment of all term loans, related fees and accrued interest and received $1.5 million in cash proceeds.  See Note 8 for a more detailed discussion of these restructuring transactions. On March 12, 2018 the Company issued 2,445,557 shares of common stock for proceeds of $1.1 million to accredited investors. On June 4, 2018, the Company issued 400,000 shares of common stock for proceeds of $0.2 million to an accredited investor. On June 29, 2018 the Company received aggregate proceeds of $0.4 million from advances made to the Company (the “Advance Notes”) by Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company. See Note 6 for further description of the Advance Notes. To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the six months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $8.1 million at June 30, 2018 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Plan became effective on June 30, 2016 (the “Effective Date”) and the Company emerged from its Chapter 11 bankruptcy proceedings.

Bankruptcy Claims Administration

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is substantially complete.  As a result of its examination of the claims, the Company has asked the Bankruptcy Court to disallow, reduce, reclassify, subordinate or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  Under the terms of the Plan, the Company had until December 27, 2016 to file additional objections to disputed claims, subject to the Company’s right to seek an extension of this deadline from the Bankruptcy Court. The deadline has been extended by the Bankruptcy Court, most recently by Order dated July 13, 2018, under which the Bankruptcy Court extended the claims objection deadline through September 24, 2018. On July 11, 2018, the Company filed an objection to the remaining claims. By objection, the Company seeks to disallow in their entirety the remaining claims totaling approximately $0.5 million. The Bankruptcy Court has scheduled a hearing on the objection for August 10, 2018. The resolution of such claims could result in material adjustments to the Company’s financial statements. As of June 30, 2018, the Company has recorded $0.06 million related to these claims in Accounts payable and Notes payable to vendors, which represents management’s best estimate of claims to be allowed by the Bankruptcy Court.

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

As of June 30, 2018, approximately $0.06 million of pre-petition liabilities remain in Accounts payable and Notes payable to vendors. For the six months ended June 30, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than had been previously accrued. Remaining amounts will be paid based on terms of the Plan.

For the three and six months ended June 30, 2018 and 2017, Reorganization items, net consisted of the following charges:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Legal fees	$23	$53	$53	$166
Professional fees	6	10	13	21
Total reorganization items, net	$29	$63	$66	$187

Cash payments for reorganization items totaled $0.07 million and $0.09 million for the three and six months ended June 30, 2018, respectively. Cash payments for reorganization items totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2018	2017
Options to purchase common stock	15,651,023	2,428,948
Warrants to purchase common stock	331,193	356,193
	15,982,216	2,785,141

5. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value. The Company has money market funds of $71 and $101 at June 30, 2018 and December 31, 2017, respectively, that are reported as restricted cash on the balance sheet. The amortized cost of these funds equals their fair value as there were no unrealized gains or losses at June 30, 2018 or December 31, 2017.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

	Fair Value Measurements as of
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

6. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of June 30, 2018 and 2017, the Company has accrued $0.2 million and $0.1 million in interest related to these promissory notes, respectively.

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

On February 27, 2018 the Term Loans, the Bridge Loan and the Claims Advances Loan along with all related fees and accrued interest, were extinguished in connection with the Restructuring Transactions described in Note 8.

Advance Notes

On June 29, 2018 the Company received an aggregate of $0.4 million of proceeds from advances made to the Company (the “Advance Notes”) by Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Lenders”). The Advance Notes will accrue interest at a rate of 7% per year, compounded annually.

The intention of the parties is that the amounts due under the Advance Notes will be converted automatically into the same type and class of securities as may be sold by the Company in a future financing transaction with an aggregate sales price of at least $5 million (a “Qualifying Financing”).

The Advance Notes generally are not convertible at the option of the lender into the Company’s common stock until June 21, 2019 (the “Expiration Date”); however, if prior to completing a Qualifying Financing, the Company experiences a change of control or makes a public announcement that it has entered into a collaboration arrangement with a strategic partner relating to clinical studies of lenzilumab in connection with certain CAR-T therapies in a transaction that would not otherwise constitute a Qualifying Financing, the lenders may elect to convert the amounts due under the Advance Notes into the Company’s common stock at a conversion price of $0.45 per share. Additionally, if neither a Qualifying Financing nor a change of control has occurred by the Expiration Date, then at any time from and after the Expiration Date the Lenders may, at their option, convert the Advance Notes, plus any accrued and unpaid interest, into a number of shares of the Company’s common stock at the lesser of (i) the volume weighted average sales price per share over the 20 most recent trading days prior to the conversion or (ii) $0.45 per share.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2018, other than the Restructuring Transactions described in Note 6, there were no material changes to the Company’s contractual obligations from those set forth in the 2017 Annual Report.

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

8. Stockholders’ Equity

This summarizes the activity in Stockholders’ Equity discussed below:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,653,320	19	2,762	-	2,781
Issuance of stock options in lieu of cash compensation	-	-	303	-	303
Stock-based compensation expense	-	-	3,455	-	3,455
Issuance of common stock in exchange for services	88,333	-	51	-	51
Comprehensive loss	-	-	-	(7,755)	(7,755)
Balances at June 30, 2018	109,696,119	$110	$263,173	$(270,352)	$(7,069)

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

Equity Financings

On March 12, 2018, the Company issued 2,445,557 shares of its common stock for total proceeds of $1.1 million to accredited investors.

On June 4, 2018, the Company issued 400,000 shares of its common stock for total proceeds of $0.2 million to an accredited investor.

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

A summary of stock option activity for the six months ended June 30, 2018 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,448,383	$3.67
Granted	13,575,038	0.66
Cancelled (forfeited)	(331,269)	3.21
Cancelled (expired)	(41,129)	37.82
Outstanding at June 30, 2018	15,651,023	$0.98

The weighted average fair value of options granted during the six months ended June 30, 2018 was $0.51 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the six months ended June 30, 2018:

Six months ended June 30, 2018
Exercise price	$0.45 - $0.67
Market value	$0.45 - $0.67
Risk-free rate	2.74% - 2.80%
Expected term	6 years
Expected volatility	92.6% - 96.9%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
General and administrative	$780	$276	$3,254	$1,199
Research and development	-	66	201	229
Total stock-based compensation	$780	$342	$3,455	$1,428

At June 30, 2018, the Company had $4.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.3 years.

9. Savant Arrangements

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

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of June 30, 2018 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

The Company reevaluated the performance conditions and expected vesting of the Warrant as of June 30, 2017 and recorded a reduction in expense of approximately $0.01 and $0.04 million during the three and six months ended June 30, 2017, respectively, due to a decline in the fair value, which reduction is included in Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. As a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by a competitor for the treatment of Chagas disease and awarding such competitor a neglected tropical disease PRV in August 2017, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

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

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 10, below, for more information regarding the Savant litigation. The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of June 30, 2018, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017

10. Litigation

Bankruptcy Proceeding

The Company filed for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 29, 2015. See Note 2 for additional information related to the bankruptcy.

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”). KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD. The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 9 - “Savant Arrangements” for more information about the MDC Agreement. The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

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

On April 11, 2018, Humanigen advised the Delaware Superior Court that it would meet and confer with Savant regarding a proposed case management order and date for trial. On April 26, 2018 the Delaware Superior Court so-ordered a proposed case management order submitted by the Company and Savant.

There have been no further proceedings in this matter to date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

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

Lenzilumab is a recombinant mAb that neutralizes soluble GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. We expect to study lenzilumab’s potential in reducing the side effects associated with CAR-T therapy and potentially improving efficacy. We have begun to explore lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and CRS associated with CAR-T therapy. Pre-clinical animal data suggests there may be an increase in CAR-T cell expansion when combined with lenzilumab, which potentially could translate into improved CAR-T efficacy and this is likely to be an area of further study. In addition, we have completed enrollment of patients in a Phase 1 clinical trial for CMML to identify the MTD, or RPTD of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and we are evaluating subjects in the highest dose cohort of 600 mg for continuing accrual of up to 18 patients. We also plan to review preliminary safety and potential efficacy results and may use the interim data from the lenzilumab CMML Phase 1 study to determine the feasibility of commencing a Phase 1 study in JMML patients, or to explore progressing a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

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

We have incurred significant losses and had an accumulated deficit of $270.4 million as of June 30, 2018. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand pre-clinical and clinical trials for our drug candidates currently in development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

Despite completing the Restructuring Transactions, the common stock financings and the Advance Note financings (as discussed below), we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the three and six months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2017 Form 10-K, filed with the SEC on March 27, 2018.

Results of Operations

General

We have not generated net income from operations for any periods presented. At June 30, 2018, we had an accumulated deficit of $270.4 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
External Costs
Lenzilumab	$476	$1,116	$937	$1,185
Ifabotuzumab	25	31	50	95
Benznidazole	-	1,936	-	3,816
Internal costs	76	769	286	1,425
Total research and development	$577	$3,852	$1,273	$6,521

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$577	$3,852	$(3,275)	(85)
General and administrative	2,032	1,545	487	32
Loss from operations	(2,609)	(5,397)	(2,788)	(52)
Interest expense	(32)	(685)	(653)	(95)
Other income (expense), net	2	(9)	(11)	(122)
Reorganization items, net	(29)	(63)	(34)	(54)
Net loss	$(2,668)	$(6,154)	$(3,486)	(57)

Research and development expenses decreased by $3.3 million, from $3.9 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017, lower internal costs, and lower spending on the development of lenzilumab, primarily in connection with the CMML trial.

General and administrative expenses increased $0.5 million from $1.5 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. The increase is primarily due to a $0.5 million increase in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions.

Reorganization items, net, decreased $0.03 million for the three months ended June 30, 2018 versus the three months ended June 30, 2017. The decrease is primarily related to the decrease in legal and professional fees in the current three-month period.

Interest expense decreased $0.7 million from $0.7 million recognized for the three months ended June 30, 2017 to $0.03 million for the three months ended June 30, 2018. The decrease in interest expense was related to the conversion of the Term Loans in February 2018 related to the Restructuring Transactions.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$1,273	$6,521	$(5,248)	(80)
General and administrative	5,989	3,994	1,995	50
Loss from operations	(7,262)	(10,515)	(3,253)	(31)
Interest expense	(426)	(976)	(550)	(56)
Other expense, net	(1)	(24)	(23)	(96)
Reorganization items, net	(66)	(187)	(121)	(65)
Net loss	$(7,755)	$(11,702)	$(3,947)	(34)

Research and development expenses decreased by $5.2 million, from $6.5 million for the six months ended June 30, 2017 to $1.3 million for the six months ended June 30, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017 and lower internal costs.

General and administrative expenses increased $2.0 million from $4.0 million for the six months ended June 30, 2017 to $6.0 million for the six months ended June 30, 2018. The increase is primarily due to a $2.0 million increase in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions.

Reorganization items, net, decreased $0.1 million for the six months ended June 30, 2018 versus the six months ended June 30, 2017. The decrease is primarily related to the decrease in legal and professional fees in the current six-month period.

Interest expense decreased $0.6 million from $1.0 million recognized for the six months ended June 30, 2017 to $0.4 million for the six months ended June 30, 2018. The decrease in interest expense was related to lower average Term Loans balances for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the conversion of the Term Loans in February 2018 related to the Restructuring Transactions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At June 30, 2018, we had cash and cash equivalents of $0.3 million. As of August 7, 2018, we had cash and cash equivalents of $0.2 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(3,731)	$(8,303)
Investing activities	30	-
Financing activities	3,231	5,500
Net decrease in cash and cash equivalents	$(470)	$(2,803)

Net cash used in operating activities was $3.7 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in operating activities of $3.7 million for the six months ended June 30, 2018 primarily related to our net loss of $7.8 million, adjusted for non-cash items, such as $3.5 million in stock-based compensation, $0.4 million in noncash interest expense, and net decreases in working capital items of $0.1 million.

Cash used in operating activities of $8.3 million for the six months ended June 30, 2017 primarily related to our net loss of $11.7 million, adjusted for non-cash items, such as $1.4 million in stock-based compensation, $1.0 million in noncash interest expense, and net cash outflows of $1.0 million related to changes in operating assets and liabilities, primarily Prepaid expenses and other assets, Liabilities subject to compromise, Accounts payable and Accrued expenses.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2018. This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018 and $0.4 million received from the issuance of the Advance Notes on June 29, 2018. Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2017 related to the March 2017 Term Loan.

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

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, totaled $9.9 million, and (ii) previously owed to Nomis Bay, including the Claims Advances Loan totaling $0.1 million and all accrued interest and fees, totaled $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in our assets were released. Although the Term Loans were satisfied and extinguished, if Madison (at the election of Nomis Bay) elects to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay will be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which remain unpaid in our Accounts payable as of June 30, 2018.

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

Despite completing the Restructuring Transactions, the March 12, 2018 and the June 4, 2018 common stock issuances and the June 29, 2018 Advance Notes, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

We are pursuing efforts to raise additional capital from a number of sources, including, but not limited to, the sale of equity or debt securities and strategic collaborations. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. Any financing we may obtain may be dilutive to existing stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

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

Management’s Evaluation of our Disclosure Controls and Procedures

“Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at June 30, 2018, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended June 30, 2018.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on June 22, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on February 28, 2018).
3.4	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).
4.1	Specimen of Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013).
4.2	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013).
4.3	Registration Rights Agreement, dated December 3, 2015, between the Registrant and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).
4.4	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).
4.5†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).
4.6	Registration Rights Agreement, dated December February 27, 2018 between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.
10.1	Form of Advance Note
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: August 7, 2018	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Greg Jester
Greg Jester
Chief Financial Officer
(Principal Financial and Accounting Officer)

