Form 10-Q
period 2018-09-30
HUMANIGEN, INC
filed 2018-11-06
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 6, 2018, there were 109,872,526 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,038	$737
Prepaid expenses and other current assets	504	813
Total current assets	2,542	1,550

Property and equipment, net	-	19
Restricted cash	71	101
Total assets	$2,613	$1,670

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,895	$3,330
Accrued expenses	3,224	3,307
Advance notes	726	-
Term loans payable	-	18,018
Notes payable to vendors	1,409	-
Total current liabilities	8,254	24,655
Convertible notes	1,052	-
Notes payable to vendors	-	1,351
Total liabilities	9,306	26,006

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 and 85,000,000 shares
authorized at September 30, 2018 and December 31, 2017, respectively; 109,872,526 and 14,946,712 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	110	15
Additional paid-in capital	265,725	238,246
Accumulated deficit	(272,528)	(262,597)
Total stockholders’ deficit	(6,693)	(24,336)
Total liabilities and stockholders’ deficit	$2,613	$1,670

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$535	$3,807	$1,808	$10,328
General and administrative	1,804	1,993	7,793	5,987
Total operating expenses	2,339	5,800	9,601	16,315

Loss from operations	(2,339)	(5,800)	(9,601)	(16,315)

Other income (expense):
Interest expense	(116)	(1,269)	(542)	(2,245)
Other income (expense), net	319	(14)	318	(38)
Reorganization items, net	(40)	(102)	(106)	(289)
Net loss	(2,176)	(7,185)	(9,931)	(18,887)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(2,176)	$(7,185)	$(9,931)	$(18,887)

Basic and diluted net loss per common share	$(0.02)	$(0.48)	$(0.11)	$(1.26)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	109,766,974	14,981,346	89,655,878	14,978,728

 See accompanying notes.

 Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(9,931)	$(18,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	38
Noncash interest expense	512	2,226
Stock based compensation expense	4,170	1,773
Change in fair value of warrants issued in connection with acquisition of licenses	-	(97)
Issuance of common stock in lieu of cash compensation	85
Issuance of common stock in exchange for services	67	12
Gain on forgiveness of accrued legal fees	(275)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	308	303
Accounts payable	(159)	327
Accrued expenses	219	2,253
Liabilities subject to compromise	-	(259)
Net cash used in operating activities	(4,985)	(12,311)

Investing activities:
Changes in restricted cash	30	-
Net cash provided by investing activities	30	-

Financing activities:
Net proceeds from issuance of common stock	2,781	-
Net proceeds from term loan	50	10,500
Net proceeds from issuance of convertible debt	2,500	-
Net proceeds from issuance of advance notes	925	-
Net cash provided by financing activities	6,256	10,500

Net increase (decrease) in cash and cash equivalents	1,301	(1,811)
Cash and cash equivalents, beginning of period	737	2,906
Cash and cash equivalents, end of period	$2,038	$1,095

Supplemental cash flow disclosure:
Cash paid for interest	$6	$6
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$18,432	$-
Change in fair value of warrants issued in connection with acquisition of licenses	$-	$(97)
Beneficial conversion feature of Advance notes	$271	$-
Beneficial conversion feature of Convertible notes	$1,465	$-
Issuance of stock options in lieu of cash compensation	$303	$-
Issuance of common stock in lieu of cash compensation	$85	$-
Issuance of common stock in exchange for services	$67	$12

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

As disclosed in the Company’s 2017 Form 10-K, since August 29, 2017 the Company has shifted its primary focus toward developing its proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant, serious and potentially life-threatening unmet needs in oncology and immunology. These product candidates are at various stages of development and will require substantial time, expenses, clinical development, testing, and regulatory approval prior to commercialization, if they are approved at all. Furthermore, none of these product candidates has advanced into a pivotal registration study. While the Company plans to do so with its lead projects, it may be years before any such studies are initiated, if at all.

Lenzilumab is a recombinant monoclonal antibody, or mAb, that neutralizes soluble granulocyte-macrophage colony-stimulating factor, or GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. The Company expects to study lenzilumab’s potential to reduce the serious and potentially life-threatening side effects associated with CAR-T therapy and potentially improve efficacy. Pre-clinical work has demonstrated lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and cytokine release syndrome (“CRS”) associated with CAR-T therapy. Pre-clinical animal data also shows that there may be an increase in CAR-T cell expansion when CAR-T is combined with lenzilumab, which potentially could translate into improved CAR-T efficacy. This is likely to be an area of further study. In addition, the Company has completed enrollment of patients in a Phase 1 clinical trial for chronic myelomonocytic leukemia (“CMML”), to identify the maximum tolerated dose, (“MTD”), or recommended Phase 2 dose (“RPTD”) of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and the Company is evaluating subjects in the highest dose cohort of 600 mg and potentially continuing to accrue up to eighteen patients. The Company also plans to review preliminary safety data and may use data from this study to determine the feasibility of commencing a Phase 1 study in juvenile myelomonocytic leukemia (“JMML”) patients, or to explore a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with poor outcomes and a very high unmet medical need, for which there are no United States Food and Drug Administration (“FDA”) -approved therapies.

Ifabotuzumab is an anti-Eph Type-A receptor 3, or EphA3, mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions such as idiopathic pulmonary fibrosis (IPF) and as part of an antibody drug conjugate (ADC) or a CAR construct potentially targeting glioblastoma multiforme (GBM). EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. The Company completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial for ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in GBM, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia, which is also developing an ADC comprising ifabotuzumab.  The trial has enrolled five patients to date, with more expected. The Company is also in discussions with a leading center in the U.S. to develop a series of CAR constructs based on ifabotuzumab and may take these constructs, if developed, into pre-clinical testing for a range of cancer types. The Company is continuing to explore partnering opportunities to enable further development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1, or EMR1, mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, the Company has demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. The Company is in discussion with a leading center in the U.S. to develop a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing for eosinophilic leukemia, an orphan condition with significant unmet need.

The Company’s monoclonal antibody portfolio was developed with its proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $272.5 million as of September 30, 2018. At September 30, 2018, the Company had a working capital deficit of $5.7 million.  On February 27, 2018, the Company issued 91,815,517 shares of common stock in exchange for the extinguishment of all term loans, related fees and accrued interest and received $1.5 million in cash proceeds.  See Note 8 for a more detailed discussion of these restructuring transactions. On March 12, 2018 the Company issued 2,445,557 shares of common stock for proceeds of $1.1 million to accredited investors. On June 4, 2018, the Company issued 400,000 shares of common stock for proceeds of $0.2 million to an accredited investor. In June, July and August of 2018, the Company received aggregate proceeds of $0.9 million from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company. Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. See Note 6 for further description of the Advance Notes and the Notes. To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $9.3 million at September 30, 2018 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Plan became effective on June 30, 2016 (the “Effective Date”) and the Company emerged from its Chapter 11 bankruptcy proceedings.

Bankruptcy Claims Administration

The reconciliation of certain proofs of claim filed against the Company in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is complete.  As a result of its examination of the claims, the Company asked the Bankruptcy Court to disallow, reduce, reclassify, subordinate or otherwise adjudicate certain claims the Company believes are subject to objection or otherwise improper.  On July 11, 2018, the Company filed an objection to the remaining claims. By objection, the Company sought to disallow in their entirety the remaining claims totaling approximately $0.5 million. On September 17, 2018 the Bankruptcy Court issued a Final Decree and Order to close the Bankruptcy Case and terminate the remaining claims and noticing services.

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

For the three and nine months ended September 30, 2018 and 2017, Reorganization items, net consisted of the following charges:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Legal fees	$32	$97	$85	$263
Professional fees	8	5	21	26
Total reorganization items, net	$40	$102	$106	$289

Cash payments for reorganization items totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Cash payments for reorganization items totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2018	2017
Options to purchase common stock	15,551,023	2,578,948
Warrants to purchase common stock	331,193	356,193
	15,882,216	2,935,141

5. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value. The Company has money market funds of $71 and $101 at September 30, 2018 and December 31, 2017, respectively, that are reported as restricted cash on the balance sheet. The amortized cost of these funds equals their fair value as there were no unrealized gains or losses at September 30, 2018 or December 31, 2017.

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
	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

	Fair Value Measurements as of
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	$—	$101

6. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of September 30, 2018 and 2017, the Company has accrued $0.3 million and $0.1 million in interest related to these promissory notes, respectively.

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

The Term Loans bore interest at 9% and were subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

On December 1, 2017 the Term Loans matured and began bearing interest at the default rate of 14%. The Company’s obligations under the Term Loan Credit Agreement were secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

On December 21, 2017, the Company entered into a Forbearance and Loan Modification Agreement, where among other things, it obtained a $1.5 million bridge loan (the "Bridge Loan") from Cheval and a credit facility with Nomis Bay (the “Claims Advances Loan”). Both loans bear interest at 14% and are treated as secured loans under the Term Loan Credit Agreement.

On February 27, 2018 the Term Loans, the Bridge Loan and the Claims Advances Loan along with all related fees and accrued interest, were extinguished in connection with the Restructuring Transactions described in Note 8.

Advance Notes

In June, July and August, 2018 the Company received an aggregate of $0.9 million of proceeds from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Lenders”). The Advance Notes will accrue interest at a rate of 7% per year, compounded annually.

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

Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. The Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the Notes are signed, (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company plans to use the proceeds from the Notes for working capital.

The Notes are convertible into equity securities in the Company in three different scenarios:

If the Company sells its equity securities on or before the date of repayment of the Notes in any financing transaction that results in gross proceeds to the Company of at least $10 million (a “Qualified Financing”), the Notes will be converted into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

If the Company sells its equity securities on or before the date of repayment of the Notes in any financing transaction that results in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”), the noteholders may convert their remaining Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

The Notes may convert in the event the Company enters into or publicly announces its intention to consummate a Liquidation Event. Immediately prior to the completion of any such Liquidation Event, in lieu of receiving payment in cash, noteholders may convert the Conversion Amount into common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

The Advance Notes and Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share. The intrinsic value of this beneficial conversion feature was $1.7 million upon the issuance of the Advance Notes and Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.1 million for the three- and nine-month periods ended September 30, 2018.

The Company evaluated the embedded features within the Advance Notes and Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes and the Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes and Notes to Company common stock at a conversion rate of $0.45 per share, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes or Notes to Company common stock, the remaining unamortized discount will be charged to interest expense.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2018, other than the Restructuring Transactions described in Note 8, there were no material changes to the Company’s contractual obligations from those set forth in the 2017 Annual Report.

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

8. Stockholders’ Equity

This summarizes the activity in Stockholders’ Equity discussed below:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,653,320	19	2,762	-	2,781
Beneficial conversion feature of Advance notes	-	-	271	-	271
Beneficial conversion feature of Convertible notes	-	-	1,465	-	1,465
Issuance of stock options in lieu of cash compensation	-	-	303	-	303
Stock-based compensation expense	-	-	4,170	-	4,170
Issuance of common stock in lieu of cash compensation	151,407	-	85	-	85
Issuance of common stock in exchange for services	113,333	-	67	-	67
Comprehensive loss	-	-	-	(9,931)	(9,931)
Balances at September 30, 2018	109,872,526	$110	$265,725	$(272,528)	$(6,693)

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

Transfer of the Benz Assets; Claims Advances

Under the Purchase Agreement, at the Transaction Closing, the Company transferred and assigned the Benz Assets to Madison. The Company also agreed to retain, but provide Madison the benefits of, any Benz Assets which are not permitted to be assigned absent receipt of third-party consents. On August 23, 2018 Madison elected to keep the Benz Assets (a “Positive Election”).

In connection with the transfer of the Benz Assets to Madison, Nomis Bay paid certain amounts incurred by the Company and Madison after December 21, 2017 and prior to the Transaction Closing in investigating certain causes of action and claims related to or in connection with the Benz Assets (the “Claims Advances Loan”), including the right to pursue causes of action and claims related to potential misappropriation of the Company’s trade secrets by a competitor in connection with such competitor’s submissions to FDA (the “Claims”). In addition, as a result of a Positive Election: (i) Nomis Bay assumed certain legal fees and expenses owed by the Company to its litigation counsel totaling $0.3 million, and (ii) the Company will be entitled to receive a ratable portion, based on the Company’s then-current ownership percentage in Madison of any amounts realized from the successful prosecution of the Claims or otherwise from the Benz Assets, after Nomis Bay is reimbursed for certain expenses in connection with funding the Claims Advances Loan and after giving effect to any payments that Madison may be required to make to any third parties. The assumption of the $0.3 million of legal fees is recorded as Other income on the Statement of Operations for the three and nine months ended September 20, 2018.

Nomis Bay has full control, in its sole discretion, over the management of Madison, any development of or realization on the Benz Assets and the prosecution of the Claims. Since the Benz Assets had no carrying value on the Company’s Condensed Consolidated Balance Sheet, the initial investment in Madison was recorded at $0.

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

Termination of Equity Financing Facility

On August 24, 2017, the Company entered into a Common Stock Purchase Agreement, dated as of August 23, 2017 (the “ELOC Purchase Agreement”), with Aperture Healthcare Ventures Ltd. (“Aperture”) pursuant to which the Company could, subject to certain conditions and limitations set forth in the ELOC Purchase Agreement, require Aperture to purchase up to $15 million worth of newly issued shares (the “Put Shares”) of the Company’s common stock, over the 36-month term.

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

A summary of stock option activity for the nine months ended September 30, 2018 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,448,383	$3.67
Granted	13,575,038	0.66
Cancelled (forfeited)	(431,269)	3.14
Cancelled (expired)	(41,129)	37.82
Outstanding at September 30, 2018	15,551,023	$0.97

The weighted average fair value of options granted during the nine months ended September 30, 2018 was $0.51 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2018:

Nine months ended September 30, 2018
Exercise price	$0.45 - $0.67
Market value	$0.45 - $0.67
Risk-free rate	2.74% - 2.80%
Expected term	5-6 years
Expected volatility	92.6% - 96.9%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
General and administrative	$715	$278	$3,969	$1,477
Research and development	-	67	201	296
Total stock-based compensation	$715	$345	$4,170	$1,773

At September 30, 2018, the Company had $3.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.6 years.

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

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of September 30, 2018 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

The Company reevaluated the performance conditions and expected vesting of the Warrant as of September 30, 2017 and recorded a reduction in expense of approximately $0.06 and $0.1 million during the three and nine months ended September 30, 2017, respectively, due to a decline in the fair value, which reduction is included in Research and development expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. As a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by a competitor for the treatment of Chagas disease and awarding such competitor a neglected tropical disease PRV in August 2017, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

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

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 10, below, for more information regarding the Savant litigation. The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of September 30, 2018, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017

10. Litigation

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

On April 11, 2018, Humanigen advised the Delaware Superior Court that it would meet and confer with Savant regarding a proposed case management order and date for trial. On April 26, 2018 the Delaware Superior Court so-ordered a proposed case management order submitted by the Company and Savant. The schedule in the case management order was modified by stipulation on August 24, 2018.

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

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to complete the clinical trials that we have initiated or plan to initiate, and continue as a going concern;

•	the effect on our stock price and the significant dilution to the share ownership of our existing stockholders that resulted from conversion of the term loans into equity of the company or that may result in the future upon additional issuances of our equity securities;

•	our ability to execute our new strategy and business plan focused on developing our proprietary monoclonal antibody portfolio;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the success, cost, timing and potential indications of our product development activities and clinical trials;
•	the potential timing and outcomes of pre-clinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005 or any other product candidates and the uncertainties inherent in pre-clinical and clinical testing;

•	the timing of the initiation, enrollment and completion of planned clinical trials;

•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

•	the potential, if any, for future development of any of our present or future products;

•	our ability to successfully progress, partner or complete further development of our programs;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to identify and develop additional products;

•	our ability to attain market exclusivity or to protect our intellectual property;

•	our ability to reach agreement with a partner to effect a successful commercialization of any of our product candidates;

•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

•	the outcome of pending or future litigation;

•	the ability of the Black Horse Entities (as defined below) to exert control over all matters of the Company, including their ability to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	competition;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions,

•	limitations, and/or warnings in the label of an approved product candidate; and

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products.

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

As disclosed in our 2017 Form 10-K, since August 29, 2017, we have shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant unmet needs in oncology and immunology. These product candidates are at various stages of development and will require substantial time, expenses, clinical development, testing, and regulatory approval from the FDA prior to commercialization, if they are approved at all. Furthermore, none of these product candidates has advanced into pivotal registration studies. While we plan to do so with our lead projects, it may be years before any such studies are initiated, if at all.

Lenzilumab is a recombinant mAb that neutralizes soluble GM-CSF, a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. We are studying lenzilumab’s potential in reducing the serious and potentially life-threatening side effects associated with CAR-T therapy and potentially improving efficacy. Pre-clinical work has demonstrated lenzilumab’s effectiveness in preventing or ameliorating neurotoxicity and CRS associated with CAR-T therapy. Pre-clinical animal data also suggests there may be an increase in CAR-T cell expansion when combined with lenzilumab, which potentially could translate into improved CAR-T efficacy and this is likely to be an area of further study. In addition, we have completed enrollment of patients in a Phase 1 clinical trial for CMML to identify the MTD, or RPTD of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled, and we are evaluating subjects in the highest dose cohort of 600 mg and potentially continuing to accrue up to eighteen patients. We also plan to review preliminary safety data and may use the data from this study to determine the feasibility of commencing a Phase 1 study in JMML patients, or to explore progressing a Phase 2 CMML study. JMML is a rare pediatric cancer, is associated with a very high unmet medical need and there are no FDA-approved therapies.

Ifabotuzumab is an EphA3 mAb that has the potential to offer a novel approach to treating solid tumors and hematologic malignancies, serious pulmonary conditions such as idiopathic pulmonary fibrosis (IPF) and as part of an antibody drug conjugate (ADC) or a CAR construct potentially targeting glioblastoma multiforme (GBM). EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We completed the Phase 1 dose escalation portion of a Phase 1/2 clinical trial for ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. An investigator-sponsored Phase 0/1 radio-labeled imaging trial of ifabotuzumab in GBM, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia, which is also developing an ADC comprising ifabotuzumab.   The trial has enrolled five patients to date, with more expected. We are also in discussions with a leading center in the U.S. to develop a series of CAR constructs based on ifabotuzumab and may take these constructs, if developed, into pre-clinical testing for a range of cancer types. We will also continue to explore partnering opportunities to enable further development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-EMR1 mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, we demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. We are in discussion with a leading center in the U.S. to develop a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing for eosinophilic leukemia, an orphan condition with significant unmet need.

Our monoclonal antibody portfolio was developed with our proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use.

We have incurred significant losses and had an accumulated deficit of $272.5 million as of September 30, 2018. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand pre-clinical and clinical trials for our drug candidates currently in development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

Despite completing the Restructuring Transactions, the common stock financings, the Advance Note financings (as discussed below) and the Convertible note financings (as discussed below), we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. We anticipate that we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

If management is unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the three and nine months ended September 30, 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2017 Form 10-K, filed with the SEC on March 27, 2018.

Results of Operations

General

We have not generated net income from operations for any periods presented. At September 30, 2018, we had an accumulated deficit of $272.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
External Costs
Lenzilumab	$422	$528	$1,359	$1,713
Ifabotuzumab	25	25	75	120
Benznidazole	-	3,138	-	6,956
Internal costs	88	116	374	1,539
Total research and development	$535	$3,807	$1,808	$10,328

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$535	$3,807	$(3,272)	(86)
General and administrative	1,804	1,993	(189)	(9)
Loss from operations	(2,339)	(5,800)	(3,461)	(60)
Interest expense	(116)	(1,269)	(1,153)	(91)
Other income (expense), net	319	(14)	(333)	(2,379)
Reorganization items, net	(40)	(102)	(62)	(61)
Net loss	$(2,176)	$(7,185)	$(5,009)	(70)

Research and development expenses decreased by $3.3 million, from $3.8 million for the three months ended September 30, 2017 to $0.5 million for the three months ended September 30, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017, lower internal costs, and lower spending on the development of lenzilumab, primarily in connection with the CMML trial.

General and administrative expenses decreased $0.2 million from $2.0 million for the three months ended September 30, 2017 to $1.8 million for the three months ended September 30, 2018. The decrease is primarily due to lower legal and consulting costs partially offset by higher wage and stock-based compensation costs.

Interest expense decreased $1.2 million from $1.3 million recognized for the three months ended September 30, 2017 to $0.1 million for the three months ended September 30, 2018. The decrease in interest expense was related to the conversion of the Term Loans in February 2018 related to the Restructuring Transactions.

Other income for the three months ended September 30, 2018 primarily consisted of legal fees assumed by Madison Joint Venture LLC related to their positive election related to the Benz Assets (see Note 8).

Reorganization items, net, decreased $0.06 million for the three months ended September 30, 2018 versus the three months ended September 30, 2017. The decrease is primarily related to the decrease in legal and professional fees in the current three-month period.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$1,808	$10,328	$(8,520)	(82)
General and administrative	7,793	5,987	1,806	30
Loss from operations	(9,601)	(16,315)	(6,714)	(41)
Interest expense	(542)	(2,245)	(1,703)	(76)
Other income (expense), net	318	(38)	(356)	(937)
Reorganization items, net	(106)	(289)	(183)	(63)
Net loss	$(9,931)	$(18,887)	$(8,956)	(47)

Research and development expenses decreased by $8.5 million, from $10.3 million for the nine months ended September 30, 2017 to $1.8 million for the nine months ended September 30, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017 and lower internal costs.

General and administrative expenses increased $1.8 million from $6.0 million for the nine months ended September 30, 2017 to $7.8 million for the nine months ended September 30, 2018. The increase is primarily due to a $2.5 million increase in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions and $0.6 million in wage and related costs, partially offset by decreases in consultant and legal fees of $1.5 million.

Interest expense decreased $1.7 million from $2.2 million recognized for the nine months ended September 30, 2017 to $0.5 million for the nine months ended September 30, 2018. The decrease in interest expense was related to lower average Term Loans balances for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the conversion of the Term Loans in February 2018 related to the Restructuring Transactions.

Other income for the nine months ended September 30, 2018 primarily consisted of legal fees assumed by Madison Joint Venture LLC related to their positive election related to the Benz Assets (see Note 8).

Reorganization items, net, decreased $0.2 million for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017. The decrease is primarily related to the decrease in legal and professional fees in the current nine-month period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At September 30, 2018, we had cash and cash equivalents of $2.0 million. As of November 6, 2018, we had cash and cash equivalents of $1.5 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(4,985)	$(12,311)
Investing activities	30	-
Financing activities	6,256	10,500
Net increase (decrease) in cash and cash equivalents	$1,301	$(1,811)

Net cash used in operating activities was $5.0 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in operating activities of $5.0 million for the nine months ended September 30, 2018 primarily related to our net loss of $10.0 million, adjusted for non-cash items, such as $4.2 million in stock-based compensation, $0.5 million in noncash interest expense, and net increases in working capital items of $0.1 million.

Cash used in operating activities of $12.3 million for the nine months ended September 30, 2017 primarily related to our net loss of $18.9 million, adjusted for non-cash items, such as $1.8 million in stock based compensation, $2.2 million in noncash interest expense and net increases in working capital items, primarily $2.3 million of Accrued expenses.

Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2018. This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018, $0.9 million received from the issuance of the Advance Notes in June, July and August 2018 and $2.5 million received for the issuance of the Notes in September 2018. Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2017 related to the Term Loans.

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

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, totaled $9.9 million, and (ii) previously owed to Nomis Bay, including the Claims Advances Loan totaling $0.1 million and all accrued interest and fees, totaled $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in our assets were released. In addition, as a result of Madison’s Positive Election regarding the Benz Assets, Madison became obligated to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which they paid in August 2018.

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

Despite completing the Restructuring Transactions, the March 12, 2018 and the June 4, 2018 common stock issuances, the June, July and August 2018 Advance Notes and the September 2018 Notes, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at September 30, 2018, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended September 30, 2018.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on June 22, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on July 6, 2016).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on February 28, 2018).
3.4	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-035798) filed on August 7, 2017).
4.1	Specimen of Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-184299) filed on January 15, 2013).
4.2	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on June 24, 2013).
4.3	Registration Rights Agreement, dated December 3, 2015, between the Registrant and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).
4.4	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35798) filed on December 9, 2015).
4.5†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-035798) filed on September 23, 2016, as amended by Amendment No. 1 filed on December 30, 2016).
4.6	Registration Rights Agreement, dated December February 27, 2018 between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.
10.1	Form of Convertible Note
10.2*	Amended Employment Agreement dated August 22, 2018, between the Company and Jon. G. Jester.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Denotes management or director compensation plan or arrangement.

**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: November 6, 2018	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Greg Jester
Greg Jester
Chief Financial Officer
(Principal Financial and Accounting Officer)

