Form 10-K
period 2018-12-31
HUMANIGEN, INC
filed 2019-03-26
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35798

HUMANIGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	77-0557236 (I.R.S. Employer Identification No.)

 533 Airport Boulevard, Ste. 400

Burlingame, CA 94005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2018, was approximately $28,444,573 based on the closing price of $0.67 of the Common Stock of the registrant as reported on the OTCQB Venture Market operated by OTC Markets Group, Inc. on such date.  As of March 22, 2019, there were 110,112,390 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

1

Humanigen, Inc.

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to complete the clinical trials that we have initiated or plan to initiate, and continue as a going concern;
•	the effect on our stock price and the significant dilution to the share ownership of our existing stockholders that resulted from conversion of the term loans into equity of the company or that may result in the future upon additional issuances of our equity securities;

•	our ability to execute our strategy and business plan focused on developing, alone or in conjunction with a partner, our proprietary monoclonal antibody portfolio;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the success, cost, timing and potential indications of our product development activities and clinical trials;
•	the potential timing and outcomes of pre-clinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005 or any other product candidates and the uncertainties inherent in pre-clinical and clinical testing;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	our ability to successfully progress, partner or complete further development of our programs;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to identify and develop additional uses for our products;
•	our ability to attain market exclusivity and/or to protect our intellectual property;

•	our ability to reach agreement with a partner to affect successful development and commercialization of any of our product candidates;

•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the outcome of pending or future litigation;

•	the ability of our controlling stockholder to exert control over all matters of the Company, including their ability to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	competition;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions,

•	limitations, and/or warnings in the label of an approved product candidate; and
•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products.

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

PART I

ITEM 1.  BUSINESS

Overview

During February 2018, we completed the financial restructuring transactions announced in December 2017 and furthered our transformation into a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies for various oncology indications and to enhance T-cell therapies, potentially making these treatments safer, more effective and more efficiently administered.

Our primary focus is on preventing the serious and potentially life-threatening side-effects associated with chimeric antigen receptor T-cell, also known as CAR-T, therapy, and in making those therapies more efficacious, efficient and cost-effective. Identifying, treating and managing severe side-effects consumes significant hospital resources and creates additional costs that we believe have impeded the pace of adoption of these promising treatments as the standard of care for certain hematologic cancers. These side-effects may also hamper the expansion of CAR-T to earlier line use beyond the relapsed or refractory setting in hematologic cancers and the utility of CAR-T in solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace. In addition, not all patients receive clinical benefit from CAR-T therapy and the efficacy profile has room for potential improvement.

Lenzilumab, our lead product candidate, is a novel Humaneered® monoclonal antibody (mAb) that has the potential to both improve the efficacy and safety associated with CAR-T therapy. There are currently no Food and Drug Administration (FDA) approved therapies available for the prevention of the serious side-effects associated with CAR-T cell therapies. Preclinical data generated by the Mayo Clinic in partnership with us indicates that the use of lenzilumab may prevent onset of both CAR-T induced neurologic toxicities and cytokine release syndrome while also enhancing the proliferation and effector functions of the CAR-T therapy itself, thus simultaneously improving the side-effect profile, relapse rates, duration of response and overall efficacy.

We are working to advance the development of lenzilumab through pivotal registration clinical trials in close collaboration with some of the leading and most experienced centers in the CAR-T field. We are also exploring partnerships with established and emerging CAR-T companies. We aim to position lenzilumab as a “must have” companion product to any CAR-T therapy and an essential part of the standard pre-conditioning that all patients administered CAR-T must receive. We believe that lenzilumab’s success in preventing serious, potentially life-threatening side-effects will lead to substantial reductions in intensive care unit (ICU) admissions and duration of ICU stays. Use of lenzilumab alongside CAR-T therapy could result in potential efficacy improvements which could offer significant economic benefits to the healthcare system as a whole, including for hospitals, providers, patients and payers in the United States and abroad. These benefits, coupled with the potential to make CAR-T therapy capable of being administered on an out-patient basis, with follow-up care also monitored and managed in an out-patient setting, may improve access to and reimbursement of CAR-T therapy, which in turn may substantially expand CAR-T uptake and utilization. We also believe we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

CAR-T Overview and Market Opportunity

Development and implementation of individualized treatments based on T-cell therapies has the potential to revolutionize the fight against cancer. The two CD19 targeted CAR-T therapies that have been approved by the United States Food and Drug Administration, or FDA, Gilead/Kite’s Yescarta® and Novartis’s Kymriah®, are indicated for the treatment of B-cell cancers such as various types of non-Hodgkin’s lymphoma (NHL), including diffuse large B-cell lymphoma (DLBCL), and acute lymphoblastic leukemia (ALL), that are refractory or in second or later stage relapse (r/r). Although patients suffering from these aggressive cancers frequently undergo multiple treatments, including chemotherapy, radiation and targeted therapy of stem cell transplants, the five-year survival rate has been severely limited and patients who do not respond to, or have relapsed following at least two courses of standard treatment, have no other treatment options and a very poor outcome.

The approved CAR-T therapies have demonstrated effectiveness of using targeted immuno-cellular engineering to cause a patient’s own T-cells to fight certain cancers that have not responded to standard therapies. T-cells are often called the “workhorses” of the immune system because of their role in coordinating the immune response and killing cells infected by pathogens and cancer cells. As depicted below, each of the FDA-approved CAR-T-cell therapies is currently a one-time treatment for most patients that involves multiple steps:

•	harvesting white blood cells from the patient’s blood;
•	engineering T cells within this population to express cancer-specific receptors;
•	increasing and purifying the number of genetically re-engineered T cells; and
•	infusing the functional cancer-specific T cells back into the patient to allow for expansion and targeting the cancer cells.

Both Kymriah and Yescarta received FDA approval for adults with r/r DLBCL on the basis of one single-arm Phase II study which served as the pivotal registration trial for each product in this indication, a markedly accelerated process that indicates FDA’s view of the strong potential of these novel CAR-T treatments to address an unmet need and improve patient outcomes. Moreover, Kymriah also received FDA approval for the treatment of pediatrics and adolescents with r/r ALL based on a single phase II study. The Novartis-sponsored Kymriah study in ALL showed that 83% of pediatric and adolescent patients with r/r ALL achieved complete remission or complete remission with incomplete blood count recovery. The Novartis-sponsored Kymriah study in adults with r/r DLBCL showed that 32% of adults achieved a complete response (CR) within three months of infusion.

The single Phase II study that led to the FDA approval of Yescarta in r/r DLBCL showed similarly positive results. The study enrolled 101 patients with large B-cell lymphoma at advanced stages despite having undergone at least two previous treatments, with approximately 20% of patients already having undergone a stem cell transplant. Just over half of the patients in the study achieved a CR with Yescarta.

Since the initial FDA approval was granted to Novartis for Kymriah in r/r ALL, the CAR-T market has seen rapid expansion, with Gilead/Kite launching Yescarta in r/r DLBCL, Novartis expanding its label for Kymriah to include r/r DLBCL and dozens of other biotechnology companies actively working to progress CAR-T therapies as potential treatments for numerous hematologic and solid cancers.

Both Kymriah and Yescarta are autologous individualized CD19 targeted CAR-T cell therapies. Development is also ongoing for both Kymriah and Yescarta for earlier lines of therapy for DLBCL, in other types of NHL and for the treatment of chronic lymphocytic leukemia (CLL). According to the National Cancer Institute Surveillance, Epidemiology, and End Results Program (SEERS) as well as the American Cancer Society's Cancer Statistics Center and World Health Organization Union for International Cancer Control, it is estimated that up to 10,000 patients with r/r B-cell hematologic malignancies (including DLBCL, ALL, CLL) per year may potentially benefit from CD19 targeted CAR-T cell therapies. Should CD19 targeted CAR-T therapies gain approval for earlier second line usage versus stem cell transplantation in DLBCL, an additional 5,000 to 10,000 patients per year may be eligible for treatment. Moreover, there are two BCMA targeted CAR-T cell therapies in phase II development for r/r multiple myeloma and several other novel CAR-T cell therapies targeting various antigens and neo-antigens in development for a number of hematologic and solid cancers. While there may be individual differences between CAR-T products, the overall safety profile is, for the most part, expected to be consistent with that reported with Yescarta and Kymriah. FDA Commissioner Scott Gottlieb and Center for Biologics Evaluation and Research (CBER) Director Peter Marks detailed plans for the agency to keep pace with an expected influx of applications for cell and gene therapies over the coming years. By 2020, Gottlieb and Marks say they expect to be receiving upwards of 200 INDs for cell and gene therapies each year, adding to the 800 active Investigational New Drug Applications (INDs) for such products already filed with the agency. By 2025, they predict the agency will be approving between 10 and 20 cell and gene therapy products annually. The FDA has also issued final guidance to gene therapy and cell therapy developers, whereby under the Regenerative Medicine Advanced Therapy (RMAT) designation, qualified applications will be eligible for priority review and accelerated approval.

The global CAR-T market is projected to grow from approximately $300 million in 2018 to greater than $2 billion in 2021, with continued growth to approximately $8.5 billion in 2028. These market projections do not account for additional growth opportunities including the expansion of CD19 CAR-T therapies for use in various solid tumors, which is currently in early to mid-stage clinical development.

Lenzilumab Overview and Market Opportunity

The two currently approved CAR-T therapies are not without significant limitations. Both Kymriah and Yescarta have black box warnings for cytokine release syndrome (CRS) and neurologic toxicities (NT) and were approved with a risk evaluation and mitigation strategy (REMS) to assist and train certified centers on the management of these serious side effects. This has adversely impacted both market uptake and usage to date. Both CRS and NT are caused by a large-scale release of pro-inflammatory cytokines and chemokines induced by the CAR-T therapy, sometimes referred to as a “cytokine storm”. Up to 94% of patients treated with Yescarta or Kymriah in the clinical trial setting experienced CRS (with up to 49% of cases being severe or grade >3 in nature) and up to 87% experienced NT (with up to 31% of cases being severe or grade >3 in nature). Moreover, approximately 30-60% of patients treated required admission to the intensive care unit (ICU), where ventilator support, vasopressors and other supportive care was provided to attempt to manage these side-effects. Some patients can suffer seizures, coma, brain swelling, heart arrhythmias, organ failure and serious and life-threatening clotting disorders. These can be particularly challenging and concerning issues, especially in younger and pediatric patients. We expect that the CAR-T therapies under development may be hampered by the same significant side effects. If such side-effects can be ameliorated or eradicated, and adequate data is submitted to FDA, the Black Box warning and REMS program could potentially be scaled back or removed.

There are currently no FDA-approved products for the prevention or treatment of NT nor for the prevention of CRS associated with CAR-T therapy.  Medicines used to manage severe cases of CRS do not universally treat nor necessarily control these side effects and their early prophylactic use is not recommended as it may either interfere with the effectiveness of the CAR-T therapy itself or increase the risk of CAR-T induced NT. Improvements in the ability to prevent or mitigate NT and CRS are needed to remove these major impediments to uptake and utility of CAR-T therapies, reduce healthcare utilization and improve overall patient outcomes. There have been several deaths reported as a result of these side-effects and managing patients with these side-effects can consume a significant amount of in-hospital resources, including extended stays in the ICU. The primary driver of non-drug related costs associated with CAR-T therapy is the length of stay in the hospital, particularly if this includes ICU admission. Non-drug related costs for patients who develop CRS and/or NT are approximately double that of patients who do not develop these serious toxicities. Further, as the potential benefit of CAR-T cell therapies are explored in earlier lines of hematologic cancers (rather than as salvage therapy for patients who have exhausted other options) and in solid tumors, the need to address these serious side-effects, as well as the incremental costs related to serious side-effects, becomes paramount.

In addition to improving patient outcomes, the ability to prevent or treat NT or prevent CRS associated with CAR-T therapy may offer significant benefits in making these treatments more cost-effective to administer in the United States and abroad. Reimbursement for patients who are treated only as out-patients is profoundly different from, and more favorable than that for patients who require inpatient treatment in a hospital. Unfortunately, at present, the need to identify, treat and manage NT and CRS generally has prevented CAR-T therapies from being administered, monitored and managed, on a routine out-patient basis. As a result, having an ICU bed available prior to initiating CAR-T therapy may be required due to the risks associated with CRS and NT, placing pressure on valuable and costly hospital in-patient resources. In certain institutions, the patient is admitted as an in-patient and is required to remain in the hospital for at least a week, with discharge being subject to satisfactory short-term outcomes and no emergence of serious complications. Even in select institutions where the CAR-T infusion is initially administered in an out-patient setting, the patient is closely monitored daily for several weeks and is required to stay within a short distance from the hospital, often requiring additional lodging, food and other costs to be incurred. In some situations these patients are re-admitted to the hospital on an emergency basis as an in-patient if complications ensue. If a patient is admitted or re-admitted to the hospital as an in-patient, the hospital reimbursement dynamics may change in a manner which is negative for the hospital, the payer and the patient. This dynamic also changes typical hospital reimbursement, depending on when in the treatment cycle the patient is admitted or re-admitted.

The reimbursement challenges associated with CAR-T therapies are proving to be an impediment to greater utilization of Kymriah and Yescarta in the United Kingdom (UK), where the National Institute of Clinical Excellence (NICE) initially recommended that the UK National Health Service not reimburse Yescarta based on their assessment of the cost per Quality-Adjusted Life Year (QALY). A key driver of the cost per QALY is in-patient and potential ICU related costs. A positive recommendation for use of Yescarta within the Cancer Drugs Fund (CDF) and in the context of a managed access agreement has subsequently been made by the NICE appraisal committee.  When the data collection period finishes (anticipated by February 2022), the process for exiting the CDF will begin and the review of NICE’s guidance for Yescarta will start. While both Kymriah and Yescarta have been approved by the European Medicines Agency (EMA), commercial use has been largely limited to patients in France, Germany and Austria as the companies establish reimbursement arrangements intended to facilitate access to the treatments on a discounted basis consistent with the governmental mandates to curb healthcare spending. These dynamics, and the additional complexity of treating patients with serious and potentially life-threatening side-effects in the hospital and/or ICU, mean that enabling true out-patient administration and follow-up would confer significant benefits to patients, hospitals, payers and the healthcare system.

Our Solution

In our review of results of CAR-T clinical trials, as well as pre-clinical studies that seek to understand the causation of side-effects, we noted that CAR-T infusion leads to an early rise in levels of granulocyte-macrophage colony-stimulating factor (GM-CSF), a cytokine that is well documented to be of critical importance and essential to the initiation of the inflammatory cascade associated with CAR-T-related side- effects.  GM-CSF is one of only two cytokines that have been clearly demonstrated to be associated with severe NT, with peak levels of GM-CSF being strongly associated with NT. Moreover, there is an abundance of data demonstrating that GM-CSF is upstream in the cytokine cascade and that the neutralization of GM-CSF is known to inhibit the release of key downstream cytokines known to be associated with CRS.

Lenzilumab, our proprietary Humaneered® monoclonal antibody, targets and neutralizes GM-CSF, and has been shown to be generally safe and well tolerated in more than 110 patients in two Phase I and two Phase II clinical studies, including in chronic myelomonocytic leukemia.

We believe lenzilumab has the potential to improve the efficacy and safety of CAR-T therapy and that the use of lenzilumab may minimize or eradicate the incidence, frequency, duration and/or severity of NT and/or CRS associated with CAR-T therapy while enhancing CAR-T proliferation and effector functions and potentially confer additional benefits in terms of healthcare resource utilization. We also believe lenzilumab may further improve the value proposition of CAR-T therapies and facilitate their use and acceptance throughout the healthcare systems in the United States and abroad.

A strong scientific rationale exists for GM-CSF neutralization with lenzilumab to improve the safety, efficacy and cost-effectiveness of CAR-T therapy. Lenzilumab is in development to significantly reduce the incidence and severity of CAR-T induced NT and CRS, and to improve the overall efficacy and duration of response of CAR-T therapy. Robust scientific rationale and independent scientific research from leading institutions support GM-CSF neutralization as a validated target in this setting.  In December 2017, we held a scientific advisory board at the 2018 annual meeting of the American Society of Hematology (ASH) with leading key opinion leaders in the CAR-T field to validate the scientific rationale of lenzilumab prophylactic therapy in combination with CAR-T. Based on feedback received from the advisory board, we created the development plan for lenzilumab. To that end, we initiated preclinical studies using proprietary xenograft models in collaboration with the Mayo Clinic, with final results presented at the oral plenary session of the 2018 ASH annual meeting and a manuscript published and featured on the front cover of Blood, the official journal of ASH. In addition, and following subsequent scientific advisory boards convened at the 2018 American Society of Clinical Oncology and ASH annual meetings, we continued to work with leading key opinion leaders and CAR-T centers to advance lenzilumab into phase Ib/II pivotal trials in combination with the approved, CD19 targeted CAR-T therapies.

Following our outreach to key opinion leaders and innovators in the CAR-T field, we tested the hypothesis of using lenzilumab as a prophylactic approach against these side-effects. The preclinical study conducted in 2018 in collaboration with the Mayo Clinic validated our hypothesis that the use of lenzilumab along with CD19 targeted CAR-T effectively neutralized GM-CSF, significantly reduced NT and prevented CRS. In addition, the Mayo Clinic study showed that the use of lenzilumab enhanced CAR-T proliferation and effector functions, enhanced anti-tumor response and improved the efficacy, duration of response and relapse rates of CAR-T therapy. This was the first time it has been demonstrated that the toxicities associated with CAR-T therapy can be effectively abrogated in-vivo.

Our current clinical and regulatory development plan for lenzilumab contemplates company-sponsored or collaborative phase Ib/II clinical trials in combination with approved CD19 targeted CAR-T therapies. Depending upon FDA feedback, we believe these trials may serve as the basis for registration for lenzilumab.

Our Pipeline

We are pursuing several other initiatives with lenzilumab and our two additional novel monoclonal antibodies, ifabotuzumab and HGEN005, in the immune-oncology field. Our monoclonal antibody portfolio was developed using our proprietary, patent-protected Humaneered technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed and optimized for human therapeutic use.

These product candidates are in the early stage of development and will require substantial time, resources, research and development, and regulatory approval prior to commercialization. Furthermore, none of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all. Our current pipeline is depicted below:

Pre-clinical research has shown that ifabotuzumab, our first in class anti-EphA3 monoclonal antibody, is an attractive tumor-specific therapy for glioblastoma multiforme (GBM) and other solid tumors, as a naked antibody, as part of an antibody-drug conjugate as well as a backbone for a novel CAR-T construct and a bispecific antibody platform. There has not been a meaningful improvement in overall survival in brain cancer sufferers in decades. Ifabotuzumab crosses the blood-brain barrier (BBB) and accumulates specifically at the tumor site with no observed normal brain tissue uptake. EphA3 is expressed most highly on glioma stem cells (GSCs), where EphA3 has a functional role in survival and self-renewal. In GBM, EphA3 expression has been shown to be significantly elevated in recurrent versus treatment-naïve disease. EphA3 has also been shown to be over-expressed in a number of other solid tumors in humans. EphA3 antibody targeting has been shown to inhibit tumor growth by disrupting newly formed tumor microvasculature (neovasculature). A phase I clinical trial is currently underway using ifabotuzumab in patients with recurrent GBM. This study is in part motivated by reports of the positive results of other ADC therapies in the treatment of GBM. An antibody-drug conjugate (ADC) being developed by Abbvie is in a Phase III clinical study for GBM and utilizes the cytotoxic agent monomethyl auristatin F (MMAF) combined with depatuxizumab. Efficacy has been demonstrated as both a single agent and in combination with temozolomide (TMZ). Ifabotuzumab is being developed by the leading experts in the space, who played a critical role in the discovery and development of the depatuxizumab-based ADC.

HGEN005 is our proprietary Humaneered anti-EMR1 monoclonal antibody in development for various eosinophilic diseases and as a backbone for a novel CAR-T construct for eosinophilic leukemia.

Lenzilumab

Overview and Mechanism of Action

Lenzilumab, previously referred to as KB003, is a novel monoclonal antibody designed to target and neutralize human GM-CSF, which is also known as ‘myeloid inflammation factor’. We used our proprietary and patented-protected Humaneered antibody development platform to develop lenzilumab. There is extensive evidence linking GM-CSF expression to serious and potentially life-threatening side-effects in CAR-T therapy. Our focus for lenzilumab development is investigating its potential to improve efficacy of CAR-T and to prevent or ameliorate CAR-T-related NT and CRS. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, perpetuating the inflammatory cascade. Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker present in patients who suffer serious NT as a side-effect of CAR-T therapy.

GM-CSF is critical for the initiation of CRS and the inflammatory cascade following CAR-T cell therapy. It is upstream and the precursor to other cytokines involved in the cascade. GM-CSF knock-out (k/o) animals or animals that lack a functional myeloid compartment do not develop CRS and have normal levels of downstream cytokines, including IL-6, IL-1 and MCP-1/CCL2. Animals that are k/o for IL-1, INF-g and IL-6 still develop CRS in models which recapitulate this syndrome. The lack of GM-CSF did not affect T-cell cytotoxicity as GM-CSF k/o animals had equivalent effector to target cell (E:T) ratios and cytotoxic activity against tumour cells. GM-CSF is required for CCR2+ monocytes to initiate and sustain neuro-inflammation. It is postulated that GM-CSF induces CCR2+ inflammatory myeloid derived cells to infiltrate into CNS, activating the microglial cells; the activated microglial cells then increase their expression of CCL2/MCP-1 to further recruit inflammatory myeloid cells in a self-perpetuating manner, forming a positive feedback loop. Research from CAR-T clinical trials demonstrated that fever and elevated MCP-1 levels 36 hours post CAR-T treatment were most predictive of severe CRS and NT across patients with NHL, ALL and CLL.

There are multiple other publications and data that point to the pivotal role of GM-CSF in CRS and NT which have been extensively discussed with leading KOLs. We believe that lenzilumab, used as a companion therapy with CAR-T offers a number of potential benefits, including:

•	Lower rates of severe/grades >3 CRS and all grades of CRS;
•	Lower rates of severe/grades >3 NT and all grades of NT;
•	Lower rates of ICU admissions and duration of hospitalization;

•	Improved anti-tumor response (e.g. ORR, CR) and overall patient outcomes;
•	Improved duration of response and reduced relapse rates;
•	Improved cost effectiveness and reduced direct/indirect costs;
•	Improved reimbursement, and preferential formulary placement for CAR-T;
•	Expansion of CAR-T beyond the relapse/refractory setting to second-line and potential first-line use due to improved benefit-risk profile, increasing utilization to a significantly larger pool of patients;
•	Expansion of CAR-T into solid tumor treatments; and
•	Scaling back or removal of current CAR-T required REMS programs due to improved benefit-risk profile of CAR-T.

Preclinical studies conducted at the Mayo Clinic using human ALL blasts, human CD19 CAR-T, and human PBMCs, demonstrate that blockade of GM-CSF with lenzilumab prevents the onset of CRS, reduces neuro-inflammation by 75% (as assessed by quantitative MRI) and maintains the integrity of the BBB compared to CAR-T plus control antibody, where CRS, neuro-inflammation and BBB disruption can be profoundly affected. The administration of lenzilumab in combination with CAR-T therapy led to a significant (5-fold) increase in proliferation of CAR-T cells and improved CAR-T effector function, presumably due to a decrease in MDSC expansion and trafficking which is known to be promulgated by GM-CSF. GM-CSF neutralization in combination with CAR-T therapy reduces relapse, enhances anti-tumor response and improves overall survival compared to CAR-T therapy alone. Moreover, the combination of lenzilumab and CAR-T reduces myeloid cell infiltration into the CNS and results in significantly better leukemic control as quantified by flow cytometry compared to CAR-T and control antibody. Data from CAR-T clinical trials suggests that the only cytokines associated with grade > 3 NT are GM-CSF and IL-2. Moreover, in patients who developed severe NT, there was a 17-fold increase in myeloid cell trafficking into the CNS further establishing the role of GM-CSF in expansion and trafficking of myeloid cells in the toxicities associated with CAR-T therapy.

We are also developing lenzilumab for use in patients with CMML and have completed enrollment of a Phase I study. We are assessing plans to investigate use of lenzilumab in patients with juvenile myelomonocytic leukemia (JMML) where it has been clearly demonstrated that in these pediatric/adolescent patients, there is hypersensitivity to levels of GM-CSF. This could be ameliorated by lenzilumab. Clinical data also shows the potential for lenzilumab as a treatment for certain other conditions, including eosinophilic asthma and rheumatoid arthritis (RA). There is potential for a range of other oncology, immunology and autoimmune conditions and we are actively investigating lifecycle management opportunities for lenzilumab in high value markets with strong unmet medical needs.

Development Program

In Combination with CD19 Targeted CAR-T Therapies

We are working to initiate pivotal studies of lenzilumab prophylaxis in combination with CAR-T therapies with a primary objective of reducing the incidence of grade >3 NT and grade >3 CRS. Secondary endpoints of our planned trials include:

•	the reduction in incidence of all grades NT and all grades CRS;
•	reduction in rates and duration of ICU stay; and
•	the impact of lenzilumab on the efficacy of CAR-T, including improvement in the objective response rate (ORR), rate of complete response (CR), duration of response (DOR), progression free survival (PFS) and overall survival (OS).

Currently, we plan to study lenzilumab with both of the FDA-approved CAR-T therapies (Yescarta and Kymriah) utilizing a Phase Ib run-in section, followed by a Phase II section which will enroll a larger number of patients. The trials are expected to begin enrollment in the second half of 2019 and, if outcomes are positive, study completion in 2020 and a biologics license application, or BLA submission in 2021. A pre-IND meeting with the FDA is planned to align on the study design and overall development objectives, including timing and criteria for achieving breakthrough and orphan designation. We have benchmarked the studies undertaken in the CAR-T space and the regulatory strategies employed to secure FDA approval and intend to leverage this knowledge in our clinical development and regulatory plans. We expect this to be a fast-to-recruit and fast to report study with a high probability of technical and regulatory success given the comprehensive body of evidence supporting this approach. The initial phase Ib component of the trial is designed to confirm the dose and dosing frequency of lenzilumab in combination with CAR-T to take forward into the larger phase II portion of the study.

CMML

We believe lenzilumab has potential as a therapy for CMML, a rare form of hematologic cancer with no FDA-approved treatment options and a three-year overall survival rate of 20% and median overall survival of 20 months. We also believe lenzilumab has potential as a therapy for JMML, a rare pediatric form of leukemia with no FDA-approved treatment options. CMML is a clonal stem cell disorder of which monocytosis is a key feature. CMML has features of myelodysplastic syndrome (MDS) including abnormal, dysplastic bone marrow cells, cytopenia, transfusion dependence, and myeloproliferative neoplasms, including overproduction of white blood cells, organomegaly such as splenomegaly and hepatomegaly and extramedullary disease. Approximately 15% to 20% of CMML cases progress to acute myeloid leukemia, or AML. According to the American Cancer Society, approximately 1,100 individuals in the US are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants. Preclinical studies have shown lenzilumab can cause apoptosis in CMML cells by depriving them of GM-CSF.

An IND for a Phase I/II CMML monotherapy study of lenzilumab is in effect. In July 2016, we initiated dosing in a Phase I multicenter, open label, repeat-dose, clinical trial in patients with previously-treated CMML who are no longer responsive to previous treatment, to identify the recommended Phase II dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and other measures. The study is fully enrolled. The primary endpoint of this study is the safety of lenzilumab, as measured by the number of participants with adverse events, at various doses in order to determine a recommended Phase II dose. Secondary endpoints include changes in spleen size, blood and bone marrow measurements of disease, clinical symptoms and other measures.

We may investigate lenzilumab as a potential treatment for JMML, either alone or with a partner. There are approximately 420 new cases of JMML annually in the US and the disease mostly affects children aged four and younger. We believe that lenzilumab may be eligible for a rare pediatric disease priority review voucher if approved for JMML. We also believe lenzilumab in CMML or JMML could qualify for orphan drug designation and potentially other FDA incentives.

Previous clinical studies of lenzilumab include a repeat-dose, Phase II clinical trial of lenzilumab in RA with the inclusion of a safety run-in portion. On completing the safety run-in portion of this trial, which showed lenzilumab to be well tolerated with no clinically significant adverse events, we reassessed the increasingly competitive RA market and chose to redirect our study of lenzilumab to other areas given the competitive intensity and diminishing levels of unmet need in RA relative to some other medical areas. Results from a subsequent randomized, double-blinded, placebo-controlled, repeat dose, Phase II clinical trial in severe asthma, showed a statistically significant benefit on patients with eosinophilic asthma. As a result of a strategic shift and other corporate activities, we terminated development of lenzilumab in severe asthma. We have generated safety and tolerability data in more than 110 patients in various clinical studies and have demonstrated lenzilumab to be safe and well tolerated in these settings.

Ifabotuzumab

Ifabotuzumab is a Humaneered monoclonal antibody, formerly referred to as KB004, which targets the EphA3 receptor and in which the antibody carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. In 2006, we entered into a license agreement with Ludwig Institute for Cancer Research (LICR) pursuant to which LICR granted certain exclusive rights to the ifabotuzumab prototype (referred to as IIIA4) as well as EphA3 intellectual property.

Ifabotuzumab binds to the EphA3 receptor, which plays an important role in cell positioning and tissue organization during fetal development, but is not thought to play a significant role in healthy adults. EphA3 is a receptor tyrosine kinase aberrantly expressed on the tumor cell surface in a number of hematologic malignancies and solid tumors. It is also expressed on the stem cell compartment, which includes malignant stem cells, the vasculature that feeds them, and the stromal cells that protect them. EphA3 expression has been documented in a number of hematologic and solid tumor types, including AML, chronic myelogenous leukemia, chronic lymphocytic leukemia, MDS, myelofibrosis, multiple myeloma, melanoma, breast cancer, non-small cell lung cancer, colorectal cancer, gastric cancer, renal cancer, glioblastoma multiforme (GBM), and prostate cancer, making it an attractive target. Publications related to certain cancers have indicated that EphA3 tumor cell expression correlates with cancer growth and a poor prognosis. EphA3 is overexpressed in GBM and, in particular, in the most aggressive mesenchymal subtype. Importantly, EphA3 is highly expressed on the tumor-initiating cell population in glioma and appears critically involved in maintaining tumor cells in a less differentiated state by modulating mitogen-activated protein kinase signaling. EphA3 knockdown or depletion of EphA3-positive tumor cells may reduce tumorigenic potential to a degree comparable to treatment with a therapeutic radiolabeled EphA3-specific monoclonal antibody. We believe EphA3 is a functional, targetable receptor in GBM as well as certain lymphomas and leukemias. A study published in December 2018 showed that an antibody drug conjugate (ADC) comprising IIIA4 (a predecessor monoclonal antibody and prototype for ifabotuzumab) showed significant survival benefit in mice with GBM.

Anti-EphA3 treatment has shown encouraging preclinical results in multiple experiment types, including patient primary tumor cell assays, colony forming assays, and xenograft mouse models. Upon binding to EphA3, ifabotuzumab causes cell killing to occur either through antibody-dependent, cell-mediated cytotoxicity (ADCC) or through direct apoptosis, and in the case of tumor neovasculature, through cell rounding and blood vessel disruption. Given the expression pattern of EphA3 in multiple tumor types, ifabotuzumab may have the potential to kill cancer cells and the tumor stem cell microenvironment, providing for long-term responses while sparing normal cells.

Further, by developing ifabotuzumab as the backbone for a next generation CAR construct, we may have the ability to target both the tumor and tumor vasculature in a novel manner and build on the experience with current second generation CD19 CAR-T cell therapies. An investigator-sponsored Phase I radiolabeled imaging trial of ifabotuzumab in GBM, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute in Melbourne, Australia and has now expanded to include a site in Brisbane, Australia. On December 5, 2017, the first patient received ifabotuzumab in a trial that will seek to confirm the safety of ifabotuzumab and potentially determine the best dose to effectively penetrate brain tumors. Currently, five patients with recurrent GBM have received ifabotuzumab in this study and the investigators expect approximately 12-18 patients to participate in the trial. Given the interest in EphA3 as a target, the broad range of potential tumors that express EphA3 and our own CAR development, we are now evaluating wider opportunities to partner ifabotuzumab.

We are in discussions with separate and various parties and may initiate partnerships to pursue some of the following activities:

•	Initiate and complete pre-clinical studies with a CAR product;
•	Complete the on-going clinical study and pre-clinical studies with various ADCs that are based on ifabotuzumab (in partnership with leading centers in Australia);
•	Develop bi-specific antibodies based on ifabotuzumab; and
•	Develop a radiopharmaceutical therapeutic.

We have conducted a Phase I/II trial for ifabotuzumab in multiple hematologic malignancies. The most common adverse event attributed to ifabotuzumab in this trial was infusion reactions (chills, fever, nausea, hypertension, and rapid heart rate) which is an expected safety finding based on the mechanism of action. The majority of infusion reactions were mild-to-moderate in severity and resolved with temporary stoppage of infusion and/or use of medications to treat symptoms. In 2014, we completed the Phase I dose escalation portion of our study, primarily treating patients with AML as well as patients with MDS and myelofibrosis. We suspended enrollment in that study due to the bankruptcy filing in December 2015.

Centers in Australia continued to work independently on IIIA4, the murine antibody parent of ifabotuzumab, as an ADC in mice and a December 2018 publication in the journal ‘Cancers’ showed that in mice engrafted with GBM, treatment with an ADC based on IIIA4 showed significantly improved survival. The authors pointed out the similarities between this approach and that taken by AbbVie with their ADC (depatuxizumab mafodotin) currently in Phase III for GBM. We have developed, with a collaborator in a leading center, ifabotuzumab mafodotin and initiated pre-clinical animal testing. The aim is to develop this ADC for the treatment of GBM, similar to what AbbVie have done, and explore use in other solid tumors that express EphA3.

HGEN005

HGEN005 is a pre-clinical stage Humaneered monoclonal antibody that is being evaluated as a novel treatment for disorders caused by eosinophils. Eosinophils are multi-functional white blood cells implicated in the pathogenesis of a wide variety of disorders including: eosinophilic leukemia, eosinophilic esophagitis, eosinophilic/allergic asthma, helminth (intestinal worm) infections, hematologic malignancies and hypereosinophilic syndromes (HES). The target for HGEN005 is EMR1 (human epidermal growth factor-like module containing mucin-like hormone receptor) a G-protein coupled receptor of unknown function. An analysis of human blood and bone marrow confirmed that EMR1 expression is high and restricted to eosinophils. In vivo studies have demonstrated that blood eosinophils are efficiently and selectively depleted by targeting EMR1 with a chimeric antibody precursor to HGEN005 and this work was published in J. Allergy Clin. Immunol. Importantly, HGEN005 does not to appear to impact mast cells, while selectively and effectively depleting eosinophils.

HGEN005 may offer utility as part of a CAR-T approach in serious eosinophilic disorders. We are collaborating with a top US center to develop an HGEN005-based CAR, potentially as a treatment for eosinophilic leukemia, an orphan disease with high unmet medical need and also exploring partnering opportunities.

Our Humaneered Technology

Our proprietary and patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly for chronic conditions. We have developed or in-licensed targets or research (mouse) antibodies, typically from academic institutions, and then applied our Humaneered technology to them. Lenzilumab, ifabotuzumab and HGEN005 are Humaneered antibodies. In aggregate, our Humaneered antibodies have been tested clinically in more than 200 patients with no evidence of serious immunogenicity. We believe our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies, that they are prone to being rejected less and may bind better to their target. Specifically, our Humaneered technology generates an antibody from an existing antibody with the required specificity as a starting point and, we believe, provides the following advantages:

•	retention of identical target epitope specificity of the starting antibody and frequent generation of higher affinity antibodies;
•	very-near-to-human germ line sequence, which we believe means our Humaneered antibodies are less likely to induce an inappropriate immune response in broad patient populations when used chronically than chimeric or conventionally humanized antibodies, which has proven to be the case in clinical studies;
•	antibodies with physiochemical properties that facilitate process development and formulation (lack of aggregation at high concentration);
•	high solubility;
•	high antibody expression yields;
•	an optimized antibody processing time of three to six months; and
•	potential cost-of-goods benefits.

As we are focused on progressing our current portfolio of antibodies through clinical development and out-licensing, we are not currently dedicating additional resources to the research or development of additional Humaneered antibodies other than our existing portfolio of lenzilumab, ifabotuzumab and HGEN005.

Intellectual Property

Licensing and Collaborations

The Ludwig Institute for Cancer Research

In May 2004, we entered into a license agreement with the Ludwig Institute for Cancer Research (LICR) pursuant to which LICR granted to us an exclusive license for intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for lenzilumab. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the United States, is currently expected in 2029 for the composition of matter and 2038 for methods of use in CAR-T) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Payments made to LICR under this license for the twelve months ended December 31, 2018 and 2017 were $0.1 million and $0.1 million, respectively.

Other Material License Agreements

LICR and ifabotuzumab

In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the ifabotuzumab prototype (IIIA4) which targets the EphA3 receptor and EphA3-related intellectual property. Under the agreement, we obtained rights to develop and commercialize products made through use of licensed patents and any improvements thereto, including human or Humaneered antibodies that bind to or modulate EphA3. We paid LICR an upfront option fee of $0.05 million and a further $0.05 million upon our exercise of the option for the exclusive license outlined above. We are responsible for contingent milestone payments of less than $2.5 million and royalties of 3% of net sales subject to certain potential offsets and deductions. In addition, we are obligated to pay to LICR a percentage of certain payments we receive from any sublicensee in consideration for a sublicense. Our royalty obligation exists on a country-by-country and licensed product-by-licensed product basis, which will begin on the first commercial sale and end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the United States is currently expected in 2031, or 10 years from first commercial sale of such licensed product in such country.

BioWa and Lonza

In October 2010, we entered into a license agreement with BioWa, Inc. (BioWa) and Lonza Sales AG (Lonza) pursuant to which BioWa and Lonza granted us a non-exclusive, royalty-bearing, sub-licensable license under certain know-how and patents related to antibody expression and antibody-dependent cellular cytotoxicity enhancing technology using BioWa and Lonza’s Potelligent® CHOK1SV technology. This technology is used to enhance the cell killing capabilities of antibodies and is currently used by us in connection with our development of ifabotuzumab. Under this agreement, we owe annual license fees, milestone payments in connection with certain regulatory and sales milestones and royalties in the low single digits on net sales of products developed under the agreement. The agreement expires upon the expiration of royalty payment obligations under the agreement, is terminable at will by us upon written notice, is terminable by BioWa and Lonza if we challenge or otherwise oppose any licensed patents under the agreement, and is terminable by either party upon the occurrence of an uncured material breach or insolvency. Payments made to BioWa under this license for the twelve months ended December 31, 2018 and 2017 were $0.1 million and $0.1 million, respectively.

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Patent and trade secrets are an important element of our business. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab, ifabotuzumab, HGEN005 and our Humaneered technology, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the United States and select foreign countries for the technology we develop. We have 74 registered patents, including 17 registered in the U.S. and 57 registered in foreign countries. Of the 74 registered patents, 50 are owned by us, nine are owned jointly with a third party, and 15 are exclusively licensed from a third party. We also have 15 patent applications pending globally.

Using our Humaneered technology, we developed and own a composition of matter patent covering lenzilumab and related anti-GM-CSF antibodies that provide patent protection through April 2029 and have additional pending patents in the United States and a number of foreign countries covering various methods of treatment, including in the CAR-T space covering a broad and comprehensive range of approaches to neutralizing GM-CSF, which, if granted, is expected to confer protection to at least October 2038. We also have current and pending patent applications in the United States and selected foreign countries for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering ifabotuzumab and related anti-EphA3 antibodies, which is currently expected to expire in 2031. The patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

We cannot be certain that any of our pending patent applications, or those of our licensors, will result in issued patents. In addition, because the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any further patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products, even though we may be able to prevent their commercial use without our permission if our intellectual property allows for such limitations. Patents also will not protect our products if competitors devise ways of making or using these products without legally infringing our patents. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake.

In addition, changes in patent laws, rules or regulations or in their interpretations by the courts may materially diminish the value of our intellectual property or narrow the scope of our patent protection, which could have a material adverse effect on our business and financial condition. However, prospective partners may have to license or otherwise come to an agreement with us if they wish to use our products and those products and methods of use of such products have issued patents in those territories.

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

Manufacturing

We outsource basic development activities, including the development of formulation prototypes, and have adopted a manufacturing strategy of contracting with third parties for the manufacture of drug substance and product. Additional contract manufacturers are used to fill, label, package, and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. It does however mean that we have to carefully plan the availability of manufacturing ‘slots’ and the availability of drug for investigation in preclinical and clinical trials. The use of contract manufacturers can be expensive, complicated and time consuming and could delay clinical trials, drug approval and potential product launch.

Sales and Marketing

We do not currently have the sales and marketing infrastructure in place that would be necessary to market and sell our products, if approved. The establishment of a sales and marketing operation can be expensive, complicated and time consuming and could delay any potential product launch. As our drug candidates progress, while we may build or contract with expert commercial vendors the type of infrastructure that would be needed to successfully market and sell any successful drug candidate on our own, we may also seek strategic alliances and partnerships with third parties including those with existing infrastructure.

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties for therapies for neglected and rare diseases and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA, as bio-similars, referencing our drug products. Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do.

In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful with respect to their products than we may be in developing, commercializing, and achieving widespread market acceptance for our products. In addition, our competitors’ products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses related to developing and supporting the commercialization of any of our product candidates. Developments by competitors may render our product candidates obsolete or noncompetitive. After one of our product candidates is approved, FDA may also approve a generic version with the same or similar dosage form, safety, strength, route of administration, quality, performance characteristics and intended use as our product. These bio-similar equivalents would be less costly to bring to market and could generally be offered at lower prices, thereby limiting our ability to gain or retain market share. However, our product candidates are all biologics and, as such, would benefit from 12 years market exclusivity from launch in the United States.

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

Lenzilumab and CAR-T-related toxicities competition

Significant ongoing concerns for clinicians, care-givers, patients and FDA regarding CAR-T therapy are current levels of efficacy, duration of response, relapse, long-term outcomes and serious and potentially life-threatening side-effects, namely NT and CRS. Both Kymriah and Yescarta carry black box warnings in their labels for NT and CRS and are subject to a REMS program, such that on-going data has to be provide to FDA and the CAR-T products can only be administered in strictly controlled situations at trained centers.

There are no FDA-approved therapies for the prevention of CAR-T-induced NT and CRS or for the treatment of CAR-T induced NT. The CAR-T-cell-therapy-associated TOXicity (CARTOX) Working Group currently recommends intensive monitoring, accurate grading and aggressive supportive care with the anti-IL-6 receptor blocker tocilizumab (Genentech’s Actemra®) and/or high-dose corticosteroids. These treatments are reserved only for the treatment of severe cases of CRS and are not approved for prevention. Since corticosteroids suppress T-cell function and/or induce T-cell apoptosis, they may limit the effectiveness of CAR-T cell therapy; thus use of corticosteroids is generally limited to moderate-to-severe cases of CRS refractory to tocilizumab and severe cases of NT. Sometimes high-dose corticosteroids are used alongside tocilizumab, although there is no evidence for either intervention impacting morbidity or mortality. Tocilizumab has not been found to be effective in the prevention or management of CAR-T-induced NT. In fact its early use has been shown to increase rates of NT in a cohort of patients evaluated in clinical trial setting. Serum IL-6 levels have been shown to increase shortly after administration of tocilizumab which may increase passive diffusion of IL-6 into the CNS and increase the risk of NT. A similar concern may apply in terms of increasing the levels of GM-CSF if a GM-CSF receptor blocker is utilized. Lenzilumab neutralizes GM-CSF without interfering with the GM-CSF receptor.

There are no prospective, randomized clinical trials evaluating the safety and efficacy of tocilizumab for the treatment of CAR-T induced CRS. FDA approval of tocilizumab with or without high-dose corticosteroids, for the management of severe cases of CRS was announced in conjunction with approval of Kymriah solely as part of its REMS program based on a retrospective analysis of 45 patients across CAR-T clinical trials despite the lack of an IND, NDA or conduct of a prospective trial of tocilizumab in this setting. Tocilizumab is not approved for the prevention of CRS nor for the prevention or treatment of NT. Tocilizumab is also not approved for the treatment of mild or moderate cases of CRS.

There are several experimental approaches in early stage development in an effort to bring forward next-generation, CAR-T constructs, including introducing suicide genes into CAR-T cells using herpes simplex virus thymidine kinase (HSV-TK) or inducible caspase-9 (iCasp9) genes with “on / off” switches, RNA-guided DNA targeting technology such as CRISPR/Cas9 system or other epitope-based / gene-editing technology. It is possible that these approaches could prevent CAR-T induced NT and/or CRS. However, these are all in early stages of development and may never progress into the clinic or to approval. Even if they do enter development, they would likely take many years to progress through to approval, if at all. There are several other anti-GM-CSF compounds that are in various stages of development, however the focus of all of these compounds appears to be in chronic autoimmune disorders such as rheumatoid arthritis, axial spondyloarthritis, giant cell arteritis and related disorders.

Government Regulation

Drug Development and Approval in the U.S.

As a biopharmaceutical company operating in the United States, we are subject to extensive regulation by FDA and by other federal, state, and local regulatory agencies. FDA regulates biological products such as our product candidates under the United States Federal Food and Cosmetic Act (FDCA) the Public Health Service Act (PHSA) and their implementing regulations. Under the PHSA, an FDA-approved biologics license application (BLA) is required to market a biological product, or biologic, in the United States. These laws and regulations set forth, among other things, requirements for preclinical and clinical testing, development, approval, labeling, manufacture, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates. Biologics receive 12 years market exclusivity from approval and launch.

Applications Relying on the Applicant’s Clinical Data

The approval process for a BLA under the PHSA requires the conduct of extensive studies and the submission of large amounts of data by the applicant. The biologic development process for these applications will generally include the following phases:

Preclinical Testing. Before testing any new biologic in human subjects in the United States, a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with FDA’s Good Laboratory Practice (GLP) regulations and the United States Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the United States cannot commence until an Investigational New Drug (IND) application is submitted and becomes effective. A company must submit preclinical testing results to FDA as part of the IND, and FDA must evaluate whether there is an adequate basis for testing the product in initial clinical studies in human volunteers. Unless FDA raises concerns, the IND becomes effective 30 days following its receipt by FDA. Once human clinical trials have commenced, FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of the product to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with FDA’s bioresearch monitoring regulations and Good Clinical Practice (GCP) requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials. GCP requirements are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected.

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to FDA as part of the IND. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board (IRB), at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of a BLA if the study was conducted in accordance with GCP and FDA is able to validate the data. A study sponsor is required to publicly post certain details about active clinical trials and clinical trial results on the government website clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, notably, in the CAR-T setting, FDA has granted approval to both currently marketed CAR-Ts based on Phase II data and to tocilizumab without any prospective data in the CAR-T setting:

•	Phase I clinical trials include the initial administration of the investigational product to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase I clinical trials generally are intended to determine the metabolism and pharmacologic actions of the product, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•	Phase II clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

•	Phase III clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather additional information about safety and effectiveness necessary to evaluate the product’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase III clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen, or with the safety, purity, and potency of a biological product.

•	The FDA does not always require every approved therapy to complete Phase I through III studies to secure approval. Approval through expedited routes is at the discretion of FDA.

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

BLA Submission and Review

After completing clinical testing of an investigational biologic product, a sponsor must prepare and submit a BLA for review and approval by FDA. A BLA is a comprehensive, multi-volume application that must include, among other things, sufficient data establishing the safety, purity and potency of the proposed biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling. When a BLA is submitted, FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, FDA may refuse to file the application and may request additional information, in which case the application must be resubmitted with the supplemental information and review of the application is delayed.

FDA performance goals, which are target dates and other aspirational measures of agency performance to which the agency, Congressional representatives, and industry agree through negotiations that occur every five years, generally provide for action BLA applications within 10 months of submission or 10 months from acceptance for filing for an original BLA. FDA is not expected to meet those target dates for all applications, however, and the deadline may be extended in certain circumstances, such as when the applicant submits new data late in the review period. In practice, the review process is often significantly extended by FDA requests for additional information or clarification. In some circumstances, FDA can expedite the review of new biologics deemed to qualify for priority review, such as those intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In those cases, the targeted action date is six months from submission, or for biologics constituting original biological products, six months from the date that FDA accepts the application for filing.

As part of its review, FDA may refer a BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Although FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations. FDA may also determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks, and that the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the product, depending on what FDA considers necessary for the safe use of the product. Under the Pediatric Research Equity Act, a BLA must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations, unless the requirement is waived or deferred. Receiving orphan drug designation from FDA is one situation where such a requirement may be waived.

After review of a BLA, FDA may determine that the product cannot be approved, or may determine that it can only be approved if the applicant cures deficiencies in the application, in which case the agency endeavors to provide the applicant with a complete list of the deficiencies in correspondence known as a Complete Response Letter (CRL). A CRL may request additional information, including additional preclinical or clinical data. Even if such additional information and data are submitted, FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than the sponsor interprets them. Additionally, as a condition of approval, FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase IV” studies or “post-marketing requirements.” Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

Post-approval modifications to the drug or biologic product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials. The proposed changes would need to be submitted in a new or supplemental BLA, which would then require FDA approval.

Regulatory Exclusivities

Biologics Price Competition and Innovation Act

In 2010, the Biologics Price Competition and Innovation Act (BPCIA) was enacted, creating an abbreviated approval pathway for biologic products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under a BLA. The BPCIA also provides innovator manufacturers of original reference biological products 12 years of exclusive use before biosimilar versions can be licensed in the United States. This means that FDA may not approve an application for a biosimilar version of a reference biological product until 12 years after the date of approval of the reference biological product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of licensure of the reference biological product. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval, although the interpretation of those procedures has been subject to litigation and appears to continue to evolve. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by FDA to be interchangeable with the reference product.

FDA approved the first biosimilar product under the BPCIA in 2015, and the agency continues to refine the procedures and standards it will apply in implementing this approval pathway. FDA has released guidance documents interpreting specific aspects of the BPCIA in each of the last four years. We would expect lenzilumab, ifabotuzumab and HGEN005, as biologics, to each receive at least 12 years exclusivity from approval, if they are approved.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, a BLA must contain data adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-Phase I meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after licensing of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in Food and Drug Administration Safety and Innovation Act (FDASIA). Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits a BLA three years after the date of enactment of that statute must submit pediatric assessments with the BLA if the biologic is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary potency to inform pediatric labeling for the product. Deferrals and waivers as described above are also available.

Pediatric exclusivity is another type of exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by a further six-months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot license another application.

Orphan Drug Designation

The Orphan Drug Act provides incentives for the development of therapeutic products intended to treat rare diseases or conditions. Rare diseases and conditions generally are those affecting less than 200,000 individuals in the United States, but also include diseases or conditions affecting more than 200,000 individuals in the United States if there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such product.

If a sponsor demonstrates that a therapeutic product, including a biological product, is intended to treat a rare disease or condition, and meets certain other criteria, FDA grants orphan drug designation to the product for that use. FDA may grant multiple orphan designations to different companies developing the same product for the same indication, until the one company is the first to be able to secure successful approval for that product. The first product approved with an orphan drug designated indication is granted seven years of orphan drug exclusivity from the date of approval for that indication. During that period, FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. FDA can also revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the product to meet patient needs.

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

Humanigen anticipates submitting applications for orphan drug designation for all of its current pipeline candidates and the targeted therapeutic indications.

Expedited Programs for Serious Conditions

FDA has implemented a number of expedited programs to help ensure that therapies for serious or life-threatening conditions, and for which there is unmet medical need, are approved and available to patients as soon as it can be concluded that the therapies’ benefits justify their risks. Among these programs are the following:

Fast Track Designation

FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and where non-clinical or clinical data demonstrates the potential to address unmet medical need for such a disease or condition. A product can also receive fast track review if it receives breakthrough therapy designation.

For fast track products, sponsors may have greater interactions with FDA and FDA may initiate review of sections of a fast track product’s application before the application is complete, also referred to as a ‘rolling review’. This rolling review may be available if FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Furthermore, FDA’s time period goal for reviewing a fast track application does not begin until the last section of the complete application is submitted. Finally, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of fast track designation, as well as more intensive FDA interaction and guidance. FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design efficient clinical trials.

Accelerated Approval

Under the accelerated approval pathway, FDA may approve a drug or biologic based on a surrogate endpoint that is reasonably likely to predict clinical benefit; qualifying products must target a serious or life-threatening illness and provide meaningful therapeutic benefit to patients over existing treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

Priority Review

FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA generally determines, on a case-by-case basis, whether the proposed product represents a significant improvement in safety and effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and will shorten FDA’s goal for taking action on a marketing application from the standard targeted ten months to a target of six months review.

Created in 2012 under the FDASIA and extended with the 21st Century Cures Act in 2016, FDA is authorized under section 529 of the FDCA to grant a Priority Review Voucher (PRV) to BLA sponsors receiving FDA approval for a product to treat a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the U.S., and where more than 50% of the patients affected are aged from birth to 18 years. We believe that our product candidates may qualify for a PRV under this program, depending on the indication.

The PRV program allows the voucher holder to obtain priority review for a product application that would otherwise not receive priority review, shortening FDA’s target review period to a targeted six months following acceptance of filing of an NDA or BLA, or four months shorter than the standard review period. The voucher may be used by the sponsor who receives it, or it may be sold to another sponsor for use in that sponsor’s own marketing application. The sponsor who uses the voucher is required to pay additional user fees on top of the standard user fee for reviewing an NDA or BLA.

Humanigen anticipates submitting applications for one or more of these expedited programs for all of its current pipeline candidates and the targeted therapeutic indications.

Regenerative Medicine Advanced Therapy Designation

Recently, through the 21st Century Cures Act, or Cures Act, Congress also established another expedited program, called a Regenerative Medicine Advanced Therapy (RMAT) designation. The Cures Act directs the FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

Post-Licensing Regulation

Once a BLA is approved and a product marketed, a sponsor will be required to comply with all regular post-licensing regulatory requirements as well as any post-licensing requirements that the FDA may have imposed as part of the licensing process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and potency or efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing processes are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) and its implementing regulations, as well as the Drug Supply Chain Security Act (DSCA), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Employees

As of December 31, 2018, we had three full time employees. We also employ a number of part-time employees and have contracted with several part-time independent consultants performing mainly manufacturing, regulatory and clinical development and intellectual property functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees and our consultants to be good.

Bankruptcy

As previously reported, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court (Case No. 15-12628 (LSS)).

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

Restructuring Transactions

On December 1, 2017, our obligations matured under the Credit and Security Agreement dated December 21, 2016, as amended on March 21, 2017 and on July 8, 2017 (the Term Loan Credit Agreement) with Black Horse Capital Master Fund Ltd., as administrative agent and lender (BHCMF), Black Horse Capital LP, as a lender (BHC), Cheval Holdings, Ltd., as a lender (Cheval and collectively with BHCMF and BHC, the Black Horse Entities) and Nomis Bay LTD, as a lender (Nomis and, together with the Black Horse Entities, the Term Loan Lenders).

On December 21, 2017, we entered into a Securities Purchase and Loan Satisfaction Agreement (the Purchase Agreement) and a Forbearance and Loan Modification Agreement (the Forbearance Agreement and, together with the Purchase Agreement, the Restructuring Agreements), each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. As of February 27, 2018, the date the Restructuring Transactions were completed, the aggregate amount of our obligations under the Term Loan Credit Agreement, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, approximated $18.4 million (the Term Loans).

On February 27, 2018 (the Restructuring Effective Date), the Restructuring Transactions were completed in accordance with the Restructuring Agreements. As a result, on the Restructuring Effective Date, we: (i) in exchange for the satisfaction and extinguishment of the entire $18.4 million balance of the Term Loans, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, (a) issued to the Term Loan Lenders an aggregate of 59,786,848 shares of our common stock (the New Lender Shares), and (b) transferred and assigned to Madison Joint Venture LLC owned 70% by Nomis Bay and 30% by us (Madison), all of our assets related to benznidazole (the Benz Assets), our former drug candidate, capable of being so assigned; and (ii) issued to Cheval an aggregate of 32,028,669 shares of our common stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million (collectively, the Restructuring Transactions), $1.5 million of which we received on December 22, 2017 in the form of a bridge loan (the Bridge Loan).

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, approximated $9.9 million, and (ii) previously owed to Nomis Bay, including certain advances previously extended to us by Nomis Bay totaling $0.1 million (the Claims Advances) and all accrued interest and fees, approximated $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in our assets were released. Although the Term Loans were satisfied and extinguished, if Madison elected to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay would be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which remain unpaid in our Accounts payable at December 31, 2017. On August 23, 2018 Madison elected to keep the Benz Assets and these amount were paid by Madison to our litigation counsel.

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

Available Information

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. Effective August 7, 2017, we changed our legal name to Humanigen, Inc. Our principal offices are located at 533 Airport Boulevard, Suite 400, Burlingame, CA 94005, and our telephone number is (650) 243-3100. Our website address is www.humanigen.com. Our common stock is currently traded on the OTCQB Venture Market. We operate in a single segment.

Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains an internet site that contains the reports, proxy and information statements, and other information we electronically file with or furnish to the SEC, located at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have incurred net losses in nearly every year since our inception. For the fiscal year ended December 31, 2018 we incurred a net loss of $12.0 million, and we have an accumulated deficit of $274.6 million as of December 31, 2018.

Since inception, we have only recognized a nominal amount of revenue from payments for funded research and development and for license or collaboration fees, none of which was recognized in either of the last two years. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The Consolidated Financial Statements for the year ended December 31, 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, our current financial situation, and the presence of the explanatory paragraph about our ability to continue as a going concern, could also make it more difficult to raise the capital necessary to address our current needs.

We review and explore strategic alternatives on an on-going basis, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for our stockholders.

We regularly review strategic alternatives to ensure our current structure optimizes our ability to execute our strategic plan and to maximize stockholder value. The review of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.

In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business or product candidates and the availability of financing to potential buyers on reasonable terms.

We will need substantial additional capital to develop and commercialize our product candidates, and our access to capital funding is uncertain.

We will require substantial additional capital to support our business efforts, including obtaining regulatory approvals for lenzilumab or other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, design, complexity, timing, progress, costs, and results of product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our pre-clinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	our costs in connection with the manufacturing of drugs, whether alone or with a manufacturing partner;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

We are seeking and will need to seek financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We may also be required to sell or license to others our technologies, product candidates, or development programs that we would have preferred to develop and commercialize ourselves and on less than favorable terms, if at all. If in the best interests of our stockholders, we may also find it appropriate to enter into a strategic transaction that could result in, among other things, a sale, merger, consolidation or business combination.

Our business depends on the success of our current product candidates. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have a limited pipeline of product candidates and do not plan to conduct active research for discovery of new molecules or antibodies. We are currently dependent on the successful continued development and regulatory approval of our current product candidates for our future business success. During 2018, our primary focus has been the development of lenzilumab for use with approved CAR-T products, and ifabotuzumab and related ADC and CAR-T products. We will need to successfully enroll and complete clinical trials of lenzilumab and ifabotuzumab, and potentially obtain regulatory approval to market these products. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not be able to enroll adequate numbers of eligible patients in the clinical trials we propose to conduct, whether alone or through collaborations;
•	we may not have sufficient financial and other resources to fund our clinical trials or collaborations;
•	we may not be able to provide acceptable evidence of safety and efficacy for our product candidates;

•	the results of our clinical trials or collaborations may not meet the level of statistical or clinical significance, or product safety, required to move to the next stage of development or ultimately by FDA for marketing approval;
•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

Our product candidates are in the early stages of development and will require substantial clinical development and regulatory approval prior to commercialization. None of our product candidates have advanced into a pivotal study and it may be years before such a study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab may be limited or not develop.

We are seeking to advance the development of lenzilumab to improve efficacy and address the serious side effects associated with CAR-T therapies. Although two CAR-T therapies have been approved by the FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, major operators of hospitals and clinics, and patients of the product candidate as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	competitive approaches to tackle similar issues;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by payers;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	the ability to manage any unfavorable publicity relating to the product candidate.

If the medical and payer community is not sufficiently persuaded of the safety, efficacy and cost-effectiveness of CAR-T therapy and the potential advantages of using lenzilumab as a companion to CAR-Ts compared to existing and future therapeutics, and there is not significant market acceptance of CAR-T therapy as the standard of care for treatment of certain cancers, the market for lenzilumab may be limited or not develop, and our stock price could be adversely affected.

CAR-T therapies currently in early development purport to incorporate technology that may minimize or eliminate the adverse side-effects that we believe have impaired the uptake of the approved CAR-T therapies. If these developing therapies are proven equally efficacious in their proposed indications and approved for use by FDA and other regulatory agencies, the market growth for the currently-approved CAR-T therapies may be limited, impairing demand for lenzilumab.

In recent months, several biotechnology companies describing business plans focusing on development of CAR-T therapies have filed registration statements with the SEC for initial public offerings (IPO). Several of these IPO registrants describe their belief that their therapies will not result in the same level of CRS or NT as has been experienced in use of Kymriah and Yescarta. While these products are in early stage development, the data are limited and actual levels of CRS and/or NT are not substantially different from existing marketed CAR-Ts and these products have not yet been approved for use by FDA, if any such product were also proven equally efficacious and subsequently approved, the market for lenzilumab may not develop or grow as a companion to CAR-T therapy as anticipated. Any such failure of a market for lenzilumab to develop could adversely affect our stock price.

Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these arrangements.

We may seek various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and PRVs, where available, that provide for certain periods of exclusivity, expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not products qualify for such regulatory incentives and benefits. We cannot guarantee that we will be able to receive orphan drug status from FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with FDA to discuss the development plan, intensive guidance on an efficient drug development program, and potential eligibility for rolling review or priority review. Legislative developments in the U.S., including recent proposed legislation that would restrict eligibility for PRVs, may affect our ability to qualify for these programs in the future.

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

On August 29, 2017, we shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005, for use in addressing significant unmet needs in oncology and CAR-T therapy. Our relatively new team, new strategic business focus and limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though our executives have had significant such experience at other companies. We are also heavily dependent at this time on external consultants for scientific, clinical manufacturing and regulatory expertise. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

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

We have relied and may continue to rely on third parties to conduct investigator-sponsored trials (ISTs) of our products, which is cost-effective for us but affords the investigators the ability to retain significant control over the design and conduct of the trials, as well as the use of the data generated from their efforts.

We have relied and may continue to rely on third parties to conduct and sponsor clinical trials relating to lenzilumab and ifabotuzumab. While we are not currently planning these clinical trials as ISTs, such ISTs may provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, we do not control the design or conduct of the ISTs, and it is possible that the FDA or non-U.S. regulatory authorities will not view these ISTs as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

These arrangements provide us limited information rights with respect to the ISTs, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the ISTs. However, we would not have control over the timing and reporting of the data from ISTs, nor would we own the data from the ISTs. If we are unable to confirm or replicate the results from the ISTs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the ISTs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

If the third parties conducting our clinical trials do not conduct the trials in accordance with our agreements with them, our ability to pursue our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. Therefore, the timing of the initiation and completion of these trials is uncertain and may occur on substantially different timing from our estimates. We also use contract research organizations (CROs) to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We may experience delays in commencing or conducting our clinical trials, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us and delay our ability to generate product candidate revenue.

Before we can initiate clinical trials in the United States for any new product candidates, we are required to submit the results of preclinical testing to FDA as part of an IND, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. For our programs already underway, we are required to report or provide information to appropriate regulatory authorities in order to continue with our testing programs. If we are unable to make timely regulatory submissions for any of our programs, it will delay our plans for our clinical trials. If those third parties do not make the required data available to us, we will likely have to identify and contract with another third party, and/or develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Moreover, despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

•	identifying, recruiting, and enrolling qualified subjects to participate in a clinical trial;
•	identifying, recruiting, and training suitable clinical investigators;
•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time, and may vary significantly among different CROs and trial sites;

•	obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials, either as a result of transferring the manufacturing of a product candidate to another site, manufacturer or collaborator, deferring ordering or production of product in order to conserve resources or mitigate risk, having product in inventory become no longer suitable for use in humans, or other reasons that reduce or delay availability of drug supply;

•	obtaining and maintaining IRB, or ethics committee approval to conduct a clinical trial at an existing or prospective site;
•	retaining or replacing participants who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, or personal issues;
•	developing any companion diagnostic necessary to ensure the study enrolls the target population;
•	being required by FDA to add more patients or sites or to conduct additional trials; or
•	FDA placing a clinical trial on hold.

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. Numerous companies and institutions are conducting clinical studies in similar patient populations which can result in competition for qualified patients. In addition, clinical trials will take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects than originally planned. Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site, or FDA or other regulatory authorities, due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or clinical trial site by FDA or other regulatory authorities;

•	inability to provide timely supply of drug product;
•	unforeseen safety issues, known safety issues that occur at a greater frequency or severity than we anticipate, or any determination that the clinical trial presents unacceptable health risks; or
•	lack of adequate funding to continue the clinical trial or unforeseen significant incremental costs related to the trial.

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

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any future development partners’ clinical trials;
•	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is different from the United States;
•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;
•	we or any future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical;
•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any future development partners contract for clinical and commercial supplies; or
•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals may delay or prevent us, or any future development partners from commercializing our product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has substantial inherent risk. We or any future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target populations for their intended indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. In addition, serious adverse or undesirable side effects may emerge or be identified during later stages of development that were not observed in earlier stages. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application, or NDA, or BLA, to FDA and even fewer are approved for commercialization.

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

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, or if FDA approves generic or biosimilar competitors to our products post-approval, our commercial opportunity will be reduced or eliminated.

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties in immunotherapy and oncology treatments and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying on our biologics approvals under section 351(k) of the Public Health Service Act, or with generic copies of our products approved by FDA under an abbreviated new drug application, or ANDA, referencing our drug products. We believe that competitors are actively developing competing products to our product candidates. See “Competition” in the “Business” section of this Registration Statement for a discussion of competition with respect to our current product candidates.

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

In addition to the foregoing, the process of manufacturing our products is complex, highly regulated and subject to several risks, including but not limited to the following:

•	We, and our contract manufacturers, must comply with FDA’s current Good Manufacturing Practice, or cGMP, regulations and guidance. We, and our contract manufacturers, may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, and our contract manufacturers, are subject to inspections by FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements, or a failure to pass any regulatory authority inspection, could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, adverse publicity, and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. Once our product candidates are approved, we may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, plant closures, capacity constraints, competing customer priorities or changes in corporate strategy or priorities, process changes or failures, changes in business models or operations, materials or labor shortages, natural disasters, power failures and numerous other factors.

•	We are wholly dependent upon third party CMOs for the timely supply of adequate quantities of requisite quality product for our nonclinical, clinical and, if approved by regulatory authorities, commercial scale production.

•	The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers, and the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, major operators of hospitals and clinics, and patients of the product candidate as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by payers;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of our sales and marketing efforts; and
•	the ability to manage any unfavorable publicity relating to the product candidate.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers, and patients, we may not generate sufficient revenue from that product candidate and may not become or remain commercially attractive as a standalone indication for that product.

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

Similar concerns about the costs of treatment have been raised in Europe and the United Kingdom, where the cost effectiveness of CAR-T therapies have been an impediment to utilization of Kymriah and Yescarta in Europe and the United Kingdom (UK). If CAR-T companies are not able to convince regulators and payers in national healthcare systems that the benefits of a CAR-T therapy outweigh its costs, the market for lenzilumab as a companion therapy to CAR-T might not develop.

If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market and sell any product candidates we may successfully develop, we may not be able to effectively market and sell any such product candidates.

We do not currently have the sales and marketing infrastructure in place that would be necessary to sell and market products. As our drug candidates progress, while we may build or contract with expert organizations to utilize the infrastructure that would be needed to successfully market and sell any successful drug candidate, we currently anticipate seeking strategic alliances and partnerships with third parties, particularly for any drug candidates that we determine would require larger sales efforts. The establishment of a sales and marketing operation can be expensive and time consuming and could delay any product candidate launch.

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

Our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards, which could have a material adverse effect on our business.

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

If FDA approves any of our product candidates, the labeling, manufacturing, packaging, storage, distribution, export, adverse event reporting, advertising, promotion and record-keeping for our products will be subject to extensive regulatory requirements. Violations of these regulatory requirements or the subsequent discovery of previously unknown problems with the products, including adverse events of unanticipated severity or frequency, may result in:

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

We are completely dependent on third-party suppliers, most of which are sole source suppliers of the drug substance and drug product for our product candidates. We regularly evaluate potential alternate sources of supply but there can be no assurance that any such suppliers would be available, acceptable or successful. The costs of manufacturing our drug candidates are high, and we will require additional capital to ensure that we can maintain an adequate supply to conduct our contemplated development programs.

If our third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate, including affecting our ability to enroll in and timely progress clinical trials. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and with regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

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

We may not be successful in establishing and maintaining development partnerships and licensing agreements, which could adversely affect our ability to develop and commercialize product candidates.

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

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at or may have previously or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

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

Risks Related to Our Common Stock

The Black Horse Entities currently own more than a majority of our outstanding common stock and will control the outcome of all matters subject to stockholder approval.

As of the filing date of this Form 10-K, the Black Horse Entities collectively hold approximately 60.7% of our outstanding common stock. Dr. Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017, controls the Black Horse Entities. Until his ownership position changes, Dr. Chappell will be able to exert control over the election of the members of our board of directors and the outcome of all matters requiring stockholder approval, including the ability to cause or prevent a change of control of our company. The control possessed by Dr. Chappell could prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interest of our other stockholders.

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

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders. Our directors, executive officers, and the Black Horse Entities and the other holders of more than 5% of our common stock together with their affiliates beneficially own approximately 92% of our common stock as of the filing date of this Form 10-K. Some of these persons or entities may have interests that are different from our other stockholders. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

As a result of our small public float, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other principal stockholders, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.

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

There is a limited trading market for our securities and we do not currently have an active public market for our securities. An active trading market for our common stock may not develop or be sustained and the market price of our securities is subject to volatility.

While our common stock is currently quoted on the OTCQB Venture Market, there is currently no active public market for our common stock and trading in our common stock is limited. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance could result in further dilution to our stockholders by causing a reduction in their proportionate ownership and voting power.

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

In the course of the preparation and external audit of our consolidated financial statements for the fiscal year ended December 31, 2018, we and our independent registered public accounting firm identified a “material weakness” in our internal control over financial reporting related to our limited number of accounting and financial reporting personnel. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

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

Our common stock may be considered to be a “penny stock” and, as such, any market for our common stock may be further limited by certain SEC rules applicable to penny stocks. Therefore, some brokers may be unwilling to trade our securities, and you may have difficulty reselling your shares, which may cause the value of your investment to decline.

To the extent the price of our common stock remains below $5.00 per share, our common stock may be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our common stock, and because of the imposition of these additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent a holder of our shares from reselling those shares and may cause the value of such investment to decline.

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

We have never paid and do not intend to pay cash dividends and, consequently, the ability to achieve a return on any investment in our common stock will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. Therefore, a holder of our stock is not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, the ability to receive a return on an investment in our common stock will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which it was purchased.

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

In addition, our Charter permits the Board to issue up to 25,000,000 shares of Preferred Stock, with such powers, rights, terms and conditions as may be designated by the Board upon the issuance of shares of Preferred Stock at one or more times in the future. Specifically, the Charter permits the Board to approve the future issuance of all or any shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further authorization by our stockholders. The Board’s power to issue Preferred Stock could have the effect of delaying, deterring or preventing a transaction or a change in control of our company that might otherwise be in the best interest of our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease an office in Burlingame, California. The lease is month-to-month and commenced in April 2018.

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

The reconciliation of certain proofs of claim filed against us in the Bankruptcy Case, including certain General Unsecured Claims, Convenience Class Claims and Other Subordinated Claims, is complete.  As a result of its examination of the claims, we asked the Bankruptcy Court to disallow, reduce, reclassify or otherwise adjudicate certain claims we believed were subject to objection or otherwise improper.  On July 11, 2018, the Company filed an objection to the remaining claims. By objection, the Company sought to disallow in their entirety the remaining claims totaling approximately $0.5 million. On September 17, 2018 the Bankruptcy Court issued a Final Decree and Order to close the Bankruptcy Case and terminate the remaining claims and noticing services.

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

On July 12, 2017, Savant removed the case to the United States District Court for the District of Delaware, claiming that the action is related to or arises under the bankruptcy court case from which we emerged in July 2016. On July 27, 2017, Savant filed an Answer and Counterclaims. Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that we breached its obligations to pay the milestone payments and other related representations and obligations. On August 1, 2017, we moved to remand the case back to the Delaware Superior Court. Briefing on the motion to remand was complete on August 22, 2017.

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

Holders of Common Stock

As of March 22, 2019, we had 110,112,390 shares of common stock outstanding held by approximately 44 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

ITEM 6.  SELECTED FINANCIAL DATA

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For additional discussion, see “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” above.

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, we changed our legal name to Humanigen, Inc.

During February 2018, we completed the financial restructuring transactions announced in December 2017 and furthered our transformation into a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies for various oncology indications and to enhance T-cell therapies, potentially making these treatments safer, more effective and more efficiently administered.

Our primary focus is on preventing the serious and potentially life-threatening side-effects associated with chimeric antigen receptor T-cell, also known as CAR-T, therapy, and in making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. The side effects may also hamper the expansion of CAR-T to earlier line use beyond the relapsed or refractory setting in hematologic cancers and the utility of CAR-T in solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace. Lenzilumab, our lead product candidate, is a novel Humaneered® monoclonal antibody, or mAb, that has the potential to both improve the efficacy and safety associated with CAR-T therapy. There are currently no FDA approved therapies available for the prevention of the serious side effects associated with CAR-T cell therapies. Preclinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T therapy itself, thus simultaneously improving relapse rates and overall efficacy.

We continue to advance the development of lenzilumab through clinical trials that we expect will serve as the basis for registration in close collaboration with some of the leading and most experienced centers in the CAR-T field. We are also exploring partnerships with established CAR-T companies, who have a vested interest in the development and commercialization of lenzilumab. By succeeding in our efforts to develop lenzilumab, we aim to position lenzilumab as an essential companion product to any CAR-T therapy and a necessary part of the standard pre-conditioning drug regimen that all patients receiving CAR-T currently receive, which includes cyclophosphamide and fludarabine. In addition, lenzilumab’s success in preventing serious, potentially life-threatening side-effects will lead to substantial reductions in hospital in-patient and ICU admissions and duration of ICU stays. Use of lenzilumab alongside CAR-T therapy could result in potential efficacy improvements which could offer significant economic benefits to the healthcare system as a whole, including for hospitals, providers, patients and payers in the United States and abroad. These benefits, coupled with the potential to make CAR-T therapy capable of being administered on an out-patient basis, with follow-up care also monitored and managed in an out-patient setting, may improve access to and reimbursement of CAR-T therapy and would be expected to substantially improve further expanding CAR-T uptake and utilization. In turn, we believe that delivering such payer benefits will also accelerate the use of lenzilumab, permitting us to generate further revenues from lenzilumab. We also believe we have the opportunity to benefit from various FDA regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation and accelerated approval.

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine in the inflammatory cascade associated with CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. There is extensive evidence linking GM-CSF expression to serious and potentially life-threatening side-effects in CAR-T therapy. Our focus for lenzilumab development is investigating its potential to improve efficacy of CAR-T and to prevent or ameliorate CAR-T-related NT and CRS. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, perpetuating the inflammatory cascade. Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker present in patients who suffer serious NT as a side-effect of CAR-T therapy. Pre-clinical work has demonstrated lenzilumab’s effectiveness in preventing or ameliorating NT and CRS associated with CAR-T therapy. Pre-clinical animal data also shows that there may be an increase in CAR-T cell expansion when CAR-T is combined with lenzilumab, which potentially could translate into improved CAR-T efficacy. In addition, we have completed enrollment of patients in a Phase I clinical trial for chronic myelomonocytic leukemia (CMML), to identify recommended Phase II dose (RPTD) of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and other measures. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled and the trial is fully enrolled.

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential to offer a novel approach to treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR construct may also be useful in the treatment of a range of cancers. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. We have completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. An investigator-sponsored Phase I radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute (ONJCI) in Melbourne, Australia. Collaborators at the ONJCI, are also evaluating an ADC comprising ifabotuzumab.  The current trial has enrolled five patients to date, with more expected. We are also in discussions with a leading center in the U.S. to make a series of CAR constructs based on ifabotuzumab and may take these, if developed, into pre-clinical testing for a range of cancer types.   We continue to explore partnering opportunities to enable further/faster development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1 (EMR1) mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, we have demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. We are considering developing a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing.

Lenzilumab, ifabotuzumab and HGEN005 were each developed with our proprietary, patent-protected Humaneered technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

We have incurred significant losses and had an accumulated deficit of $274.6 million as of December 31, 2018. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The consolidated financial statements for the year ended December 31, 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Until December 31, 2018, we qualified as an emerging growth company (“EGC”) under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

A registrant with EGC status loses its eligibility as an EGC five years after its common equity initial public offering, December 31, 2018 for our company. Accordingly, we are required to adopt new accounting standards on the same timeline as other public companies effective January 1, 2018. See Note 3 to the consolidated financial statements for a description of the impact of new accounting standards adopted in 2018.

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

Stock-Based Compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of our publicly listed peers over a period equal to the expected terms of the options as we do not have a sufficient trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Revenue Recognition

Our revenue to date has been generated primarily through license agreements and research and development collaboration agreements. We had no revenues for the years ending December 31, 2017 and 2018. Commencing January 1, 2018, we recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed license fees, collaborative research funding, and various milestone and future product royalty or profit-sharing payments. These agreements are generally referred to as “multiple element arrangements”.

We apply the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return for the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value from any undelivered performance obligations and that value can be determined. The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the fair value of the undelivered performance obligations can be determined, then these obligations would be accounted for separately. If the license is not considered to have standalone value, then the license and other undelivered performance obligations would be accounted for as a single unit of accounting. In this case, the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation is determined.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed, and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement. If we cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, we recognize revenue under the arrangement on a straight-line basis over the period we are expected to complete our performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.

Our collaboration agreements typically entitle us to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in our revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration. As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved. If the milestone is achieved during the performance period, then we will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period. If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, then we will recognize the milestone payment as Revenue in its entirety in the period the milestone was achieved.

Recently Issued Accounting Pronouncements

 For a discussion of new accounting pronouncements, see Note 3, Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

General

At December 31, 2018, we had an accumulated deficit of $274.6 million, primarily as a result of research and development and general and administrative expenses as well as costs incurred in reorganization. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the years ended December 31, 2018 and 2017 ($000’s):

	Year Ended December 31,
	2018	2017
External Costs
Lenzilumab	$1,662	$2,271
Ifabotuzumab	105	145
Benznidazole	-	6,959
Internal costs	452	1,790
Total research and development	$2,219	$11,165

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development including our development efforts for lenzilumab to reduce the serious and potentially life-threatening side effects associated with CAR-T therapy and potentially improve efficacy. Depending on the results of our development efforts we expect to incur substantial costs to prepare for potential clinical trials and activities for lenzilumab.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2018 and 2017, general and administrative expenses were $9.1 million and $7.9 million, respectively.

Comparison of Years Ended December 31, 2018 and 2017 ($000’s)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2018	2017	$'s	%
Operating expenses:
Research and development	$2,219	$11,165	$(8,946)	(80)
General and administrative	9,112	7,866	1,246	16
Loss from operations	(11,331)	(19,031)	7,700	(40)
Interest expense	(852)	(3,056)	2,204	(72)
Other income, net	324	431	(107)	(25)
Reorganization items, net	(145)	(331)	186	(56)
Net loss	$(12,004)	$(21,987)	$9,983	(45)

Research and development expenses decreased $8.9 million in 2018 from $11.2 million for the year ended December 31, 2017 to $2.2 million for the year ended December 31, 2018. The decrease is primarily due to the discontinuation of the development of benznidazole in August 2017, lower internal costs, and lower spending on the development of lenzilumab, primarily in connection with the CMML trial. We expect our research and development expenses will increase substantially in 2019 compared to 2018, due to the anticipated start of the phase Ib/II trials of lenzilumab in the CAR-T setting.

General and administrative expenses increased $1.2 million in 2018 from $7.9 million for the year ended December 31, 2017 to $9.1 million for the year ended December 31, 2018. The increase in general and administrative expenses is primarily attributable to $2.9 million increase in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions and $0.3 million in wage and related costs, partially offset by decreases in consultant and legal fees of $2.0 million. We expect our general and administrative expenses to decrease in 2019 as compared to 2018 levels.

Interest expense recognized of $3.1 million for the year ended December 31, 2017 is comprised of $3.0 million related to interest and loan issuance costs related to the Term Loans and $0.1 million related to the promissory notes issued to certain vendors in accordance with the Plan. Interest expense of $0.9 million recognized for the year ended December 31, 2018 is comprised of $0.4 million for interest and loan issuance costs related to the Term Loans (as defined below), $0.2 million for interest and amortization of debt discount related to the Advance Notes, $0.2 million for interest and amortization of debt discount related to the Notes and $0.1 million for interest related to the promissory notes issued to certain vendors in accordance with the Plan.

Reorganization items, net for the years ended December 31, 2017 and 2018 primarily consisted of legal fees. The decrease is related to lower legal fees in 2018 versus 2017.

Other income, net for the year ended December 31, 2017 primarily consisted of settlements for a reduction in amounts owed to certain vendors. Other income, net for the year ended December 31, 2018 primarily consisted of legal fees assumed by Madison Joint Venture LLC related to their positive election related to the Benz Assets (see Note 10).

Income Taxes

As of December 31, 2018, we had net operating loss carryforwards of approximately $166.2 million to offset future federal income taxes which expire in the years 2021 through 2037, and approximately $163.9 million that may offset future state income taxes which expire in the years 2018 through 2038. We also have federal net operating loss carryforwards generated in 2018 of $7.3 million that have no expiration date as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2018, we recorded a 100% valuation allowance against our deferred tax assets of approximately $54.8 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings and private placements of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from prior collaboration agreements. At December 31, 2018, we had cash and cash equivalents of $0.8 million. As of March 22, 2019, we had cash and cash equivalents of $0.2 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below ($000’s):

	Twelve Months Ended December 31,
(In thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(6,209)	$(14,249)
Financing activities	6,256	12,080
Net increase (decrease) in cash, cash equivalents and restricted cash	$47	$(2,169)

Net cash used in operating activities was $6.2 million and $14.2 million for the years ended December 31, 2018 and 2017, respectively. Cash used in operating activities in 2017 primarily related to our net loss of $22.0 million, adjusted for non-cash items, such as $3.0 million in noncash interest expense, $2.1 million in stock-based compensation, and net increases in working capital items, primarily $2.6 million of Accrued expenses. Cash used in operating activities in 2018 primarily related to our net loss of $12.0 million, adjusted for non-cash items, such as $4.8 million in in stock-based compensation and $0.8 million noncash interest expense.

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2018. This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018, $0.9 million received from the issuance of the Advance Notes in June, July and August 2018 and $2.5 million received for the issuance of the Notes in September 2018.

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

Despite completing the Restructuring Transactions, we will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, lenzilumab, ifabotuzumab and HGEN005, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future years. ($000’s)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Principal payments on notes payable to vendors	$1,149	$1,149	$-	$-	$-
Interest payments on notes payable to vendors	289	289	-	-	-
Principal payments on Advance notes	925	925	-	-	-
Interest payments on Advance notes	60	60	-	-	-
Principal payments on Convertible notes	2,500	-	2,500	-	-
Interest payments on Convertible notes	350	-	350	-	-
Total	$5,273	$2,423	$2,850	$-	$-

Operating Leases

In April 2016 we entered into a lease agreement for a facility in Brisbane, California. The lease commenced in April 2016. This lease expired on September 30, 2018. In May 2018, we entered into a month-to-month lease agreement for a new facility in Burlingame, California.

Notes Payable to Vendors

On June 30, 2016, we issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of December 31, 2018, we have accrued $0.3 million in interest related to these promissory notes.

Term Loans

The following chart shows the components of our Term Loans (including the Bridge Loan and the Claims Advances, as discussed below) as of December 31, 2017 ($000’s):

	Original Principal Amount	Accrued Interest	Loan Balance	Fees	Balance Due
December 2016 Loan	$3,315	$324	$3,639	$153	$3,792
March 2017 Loan	5,978	452	6,430	275	6,705
July 2017 Loan	5,435	249	5,684	250	5,934
Bridge Loan	1,500	6	1,506	-	1,506
Claims Advances Loan	80	1	81	-	81
Totals	$16,308	$1,032	$17,340	$678	$18,018

In accordance with the terms of the Term Loan Credit Agreement, we used the proceeds of the Term Loans for general working capital, the payment of certain fees and expenses owed to BHCMF and the Term Loan Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one our former directors, is an affiliate of each of BHCMF, BHC and Cheval. On November 9, 2017, Dr. Chappell resigned from the Board.

The Term Loans bore interest at 9% and were subject to certain customary representations, warranties and covenants, as set forth in the Term Loan Credit Agreement.

Upon the occurrence of any event of default set forth in the Term Loan Credit Agreement, BHCMF had the option of terminating the Term Loan Credit Agreement and declaring all of the Company’s obligations immediately payable. The occurrence of an event of default caused the Term Loans to bear interest at a rate per annum equal to 14%.

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

Equity Financings

On March 12, 2018, we issued 2,445,557 shares of our common stock for total proceeds of $1.1 million to accredited investors. On June 4, 2018, we issued 400,000 shares of our common stock for total proceeds of $0.2 million to an accredited investor.

Advance Notes

In June, July and August, 2018 we received an aggregate of $0.9 million of proceeds from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, our Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder; and Ronald Barliant, one of our directors (collectively the “Lenders”). The Advance Notes will accrue interest at a rate of 7% per year, compounded annually.

The intention of the parties is that the amounts due under the Advance Notes will be converted automatically into the same type and class of securities as may be sold by us in a future financing transaction with an aggregate sales price of at least $5 million (a “Qualifying Financing”).

The Advance Notes generally are not convertible at the option of the lender into our common stock until June 21, 2019 (the “Expiration Date”); however, if prior to completing a Qualifying Financing, we experience a change of control or make a public announcement that we have entered into a collaboration arrangement with a strategic partner relating to clinical studies of lenzilumab in connection with certain CAR-T therapies in a transaction that would not otherwise constitute a Qualifying Financing, the lenders may elect to convert the amounts due under the Advance Notes into our common stock at a conversion price of $0.45 per share. Additionally, if neither a Qualifying Financing nor a change of control has occurred by the Expiration Date, then at any time from and after the Expiration Date the Lenders may, at their option, convert the Advance Notes, plus any accrued and unpaid interest, into a number of shares of our common stock at the lesser of (i) the volume weighted average sales price per share over the 20 most recent trading days prior to the conversion or (ii) $0.45 per share.

Convertible Notes

Commencing September 19, 2018, we delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to us by six different lenders, including an affiliate of Black Horse Capital, L.P., our controlling stockholder. The Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the Notes are signed, (ii) the occurrence of any customary event of default, or (iii) certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). We plan to use the proceeds from the Notes for working capital.

The Notes are convertible into equity securities in the Company in three different scenarios:

If we sell our equity securities on or before the date of repayment of the Notes in any financing transaction that results in gross proceeds to us of at least $10 million (a “Qualified Financing”), the Notes will be converted into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

If we sell our equity securities on or before the date of repayment of the Notes in any financing transaction that results in gross proceeds to us of less than $10 million (a “Non-Qualified Financing”), the noteholders may convert their remaining Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

The Notes may convert in the event we enter into or publicly announce our intention to consummate a Liquidation Event. Immediately prior to the completion of any such Liquidation Event, in lieu of receiving payment in cash, noteholders may convert the Conversion Amount into common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

Contracts

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2018, was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

During 2019, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages and current positions of members of our Board of Directors, or the Board. Following the table is biographical information for each director, including information on specific experiences, qualifications and skills that support the conclusion that the director should currently serve on the Board.

Name	Age	Principal Occupation	Director Since
Cameron Durrant, M.D., MBA	58	Chairman and Chief Executive Officer, Humanigen, Inc.	2016
Ronald Barliant, JD	73	Of Counsel, Goldberg Kohn, Ltd.	2016
Timothy Morris, CPA	57	Chief Financial Officer, Iovance Biotherapeutics, Inc.	2016
Rainer Boehm, M.D., MBA	58	Former Chief Commercial and Medical Officer and interm Chief Executive Officer, Novartis Pharmaceuticals	2018
Robert Savage, MBA	65	Former Worldwide Chairman J+J Pharmaceuticals;President, Chief Executive Officer and Chairman Strategic Imagery, LLC	2018

Cameron Durrant, M.D., MBA, has served as a member and Chairman of our Board since January 2016, and as our Chief Executive Officer since March 2016. From May 2014 to January 2016, Dr. Durrant served as Founder and Director of Taran Pharma Limited, a private semi-virtual specialty pharma company developing and registering treatments in Europe for orphan conditions. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc., a subsidiary of Hi-Tech Pharmacal Co., Inc., from September 2012 to April 2014. He previously has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck. Dr. Durrant was a director of Immune Pharmaceuticals Inc. from July 2014 to September 2018 and serves on the boards of directors of two privately held healthcare companies. Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, and his MBA from Henley Management College, Oxford, UK. Dr. Durrant brings to the Board extensive experience as a pharma/biotech entrepreneur, operating executive and board member, as well as his day to day operating experience as our Chief Executive Officer.

Ronald Barliant, JD, has served as a member of our Board since January 2016. Mr. Barliant has been Of Counsel to Goldberg Kohn, Ltd. since January 2016, and immediately prior to that had served as a principal in Goldberg Kohn’s Bankruptcy & Creditors’ Rights Group since September 2002. He previously served as U.S. bankruptcy judge for the Northern District of Illinois from 1988 to 2002. Mr. Barliant has represented debtors and creditors in complex bankruptcy cases, and counseled major financial institutions, business firms and boards of directors in connection with workouts. He is a member of the board of directors of a closely held information technology company and the board of the estate representative supervising the liquidation of assets in the Global Crossing case. Mr. Barliant brings to the Board valuable experience gained from a distinguished career as a counselor to numerous boards and considered judgment and experience with bankruptcy matters.

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

Rainer Boehm, M.D., MBA has served as a member of our Board since February 2018. Mr. Boehm has been a biopharmaceutical industry leader for more than three decades. At Novartis for 29 years, he held roles of increasing responsibility culminating with his position as Chief Commercial and Medical Affairs Officer and as ad interim CEO of Novartis’ pharmaceuticals division. His background spans senior leadership, marketing, sales and medical affairs positions in both oncology and pharmaceuticals and he has led regions around the world, including North America, Asia and all emerging markets. Dr. Boehm has overseen the launch and commercialization of many new drugs in his career, including blockbuster breakthroughs Cosentyx and Entresto, and major oncology brands including Afinitor, Exjade, Tasigna, Femara, Zometa and Glivec. Dr. Boehm also currently serves on the board of directors for Cellectis, a clinical-stage biopharmaceutical company focused on immunotherapies based on gene-edited CAR-T cells; as an advisor in leadership development for senior executives at the GLG Institute in New York City; and as a consultant to healthcare companies. He graduated from the medical school at the University of Ulm in Germany and received his MBA from Schiller University at the Strasbourg campus in France. Dr. Boehm brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as financial acumen and operational experience.

Robert Savage, MBA, has served as a member of our Board since March 2018. Mr. Savage is a seasoned executive with more than 40 years of experience in marketing, sales, drug development, operations and business development in the pharmaceutical and biotechnological industries. Moreover, Mr. Savage has served on 12 boards over two decades helping to guide companies and organizations, both public and private. Recently, he has been a director at Depomed, from October 2016 to August 2017; The Medicines Company, from 2003 – 2016 and; Medworth Acquisition Corporation, from 2013 – 2015. He has led multinational groups to successfully execute on corporate strategies to develop, launch and market multiple pharmaceutical brands with sales exceeding $4 billion. Currently, Mr. Savage is the president, chief executive officer and chairman of Strategic Imagery, LLC. He served as group vice president and president, worldwide general therapeutics and inflammation business, at Pharmacia Corporation from 2002 until its acquisition by Pfizer. Prior to his work with Pharmacia, Mr. Savage held leadership positions at Johnson & Johnson, where he was the worldwide chairman of the pharmaceuticals group, with prior senior roles at Ortho-McNeil Pharmaceuticals and Hoffman La-Roche. Mr. Savage earned his MBA in international marketing from Rutgers University in New Jersey. He received his BS in biology from Upsala College.

Executive Officers

The following table sets forth the names, ages and current positions of each of our current executive officers. Following the table is biographical information for each executive officer not currently serving as a director.

Name	Age	Position
Cameron Durrant, M.D., MBA	58	Chief Executive Officer
Greg Jester	51	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and 10% stockholders to file reports of ownership of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us related to the year ended December 31, 2018, all such reports were made on a timely basis during 2018.

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

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2018 and December 31, 2017, information regarding the compensation awarded to, earned by or paid to the two individuals serving as our executive officers for 2018. We refer to these officers as our “named executive officers.”

				Option
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)(4)	($)(3)	($)
Cameron Durrant, M.D., MBA (1)	2018	600,000	180,000	3,503,399	4,283,399
Chairman & Chief Executive Officer	2017	600,000	180,000	-	780,000
Greg Jester (2)	2018	306,667	108,500	503,834	919,001
Chief Financial Officer	2017	96,667	145,000	33,120	274,787

(1)	Appointed as Chairman January 7, 2016 and as Chief Executive Officer on March 1, 2016.
(2)	Appointed Chief Financial Officer on September 5, 2017.

(3)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.
(4)	The Compensation Committee of the Board determined Dr. Durrant’s bonus for 2018 to be $180,000 and awarded Dr. Durrant a bonus for 2017 in the amount of $180,000, the payment of which Dr. Durrant agreed to defer. Mr. Jester received 100% of his 2017 bonus in immediately exercisable stock options. The number of options granted was based on the grant date fair value as of March 9, 2018, reflecting a 10-year term. Dr. Durrant and Mr. Jester received 50% of their 2018 bonus in immediately exercisable stock options. The number of options granted was based on the grant date fair value as of January 25, 2019, reflecting a 10-year term. Dr. Durrant and Mr. Jester have agreed to defer receipt of the 50% cash portion of the 2017 and 2018 bonuses pending completion of a fundraising transaction.

Narrative to Summary Compensation Table

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.

In 2018, we issued stock options to Dr. Durrant and Mr. Jester. On March 9, 2018, Dr. Durrant was issued stock options to purchase 7,466,749 shares of our common stock at an exercise price of $0.67. One half of the options were fully vested on the grant date and the remaining options will vest and become exercisable in six equal quarterly increments beginning on April 1, 2018. Dr. Durrant’s options were determined to have a grant date fair value of $3.5 million.

On March 9, 2018, in lieu of a cash bonus, Mr. Jester was issued stock options to purchase 284,313 shares of our common stock at an exercise price of $0.67. These options were fully vested on the grant date. On March 9, 2018, Mr. Jester was issued a long-term award of stock options to purchase 1,073,815 shares of the Company’s common stock at an exercise price of $0.67.  Of the options issued 17% were fully vested on the grant date and the remaining options vest and become exercisable in 10 equal quarterly increments beginning on April 1, 2018. Mr. Jester’s options grants were determined to have an aggregate grant date fair value of $0.6 million.

The stock option grant made to Dr. Durrant and the long-term stock option award made to Mr. Jester were approved by the Company’s Board of Directors for the dual purpose of providing award recipients with appropriate incentives to develop lenzilumab and the Company’s other monoclonal assets in accordance with the Company’s updated business plan, and to ensure their retention. The number of shares underlying each award, and the vesting provisions of each, were designed to mitigate the significant dilution to the value of the equity awards held by such executive officers resulting from completion of the Restructuring Transactions in February 2018. (See Item 1. “Business” and Note 10 to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Restructuring Transactions). In advance of approving these awards and the amendment to the Company’s 2012 Equity Incentive Plan described below, the Board of Directors consulted with Dr. Chappell, the Company’s controlling stockholder, and confirmed the awards were appropriate to achieve Dr. Chappell’s long-term and retention goals for each named executive officer.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

		Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name		Exercisable	Unexercisable	Price ($)	Date
Cameron Durrant, M.D., MBA	(1)	782,265	260,757	$3.38	9/13/2026
	(2)	5,600,061	1,866,688	$0.67	3/8/2028
Greg Jester	(3)	62,500	87,500	$0.33	9/4/2027
	(4)	284,313	-	$0.67	3/8/2028
	(5)	447,422	626,393	$0.67	3/8/2028

(1)	On September 13, 2016, Dr. Durrant was issued stock options to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016.
(2)	On March 9, 2018, Dr. Durrant was issued stock options to purchase 7,466,749 shares of the Company’s common stock at an exercise price of $0.67. One half of the options were fully vested on the grant date and the remaining options will vest and become exercisable in six equal quarterly increments beginning April 1, 2018.
(3)	On September 5, 2017, Mr. Jester was issued stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.33. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2017.
(4)	On March 9, 2018, Mr. Jester was issued stock options to purchase 284,313 shares of the Company’s common stock at an exercise price of $0.67 in lieu of cash in respect of Mr. Jester's 2017 bonus. These options were fully vested on the grant date.
(5)	On March 9, 2018, Mr. Jester was issued stock options to purchase 1,073,815 shares of the Company’s common stock at an exercise price of $0.67. Of the options issued 17% were fully vested on the grant date and the remaining options vest and become exercisable in 10 equal quarterly increments beginning on April 1, 2018.

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

Employment Agreement with Dr. Durrant

On September 13, 2016, we entered into an employment agreement with Cameron Durrant, MD, our chairman and chief executive officer (the “Durrant Agreement”). The Durrant Agreement provides for an initial annual base salary for Dr. Durrant of $600,000 as well as eligibility for an annual bonus targeted at 60% of his salary based on the achievements of objectives set and agreed to by the Board. Such bonus may be a mix of cash and stock, as determined by the Board in its sole discretion. The Compensation Committee of the Board determined Dr. Durrant’s bonus 2017 to be $180,000. The Compensation Committee of the Board determined Dr. Durrant’s bonus for 2018 to be $180,000. Dr. Durrant has agreed to defer receipt of the 2017 and 2018 bonuses subject to successful completion of Company fundraising activities. Dr. Durrant is entitled to participate in our benefit plans available to other executives, including its retirement plan and health and welfare programs.

Under the Durrant Agreement, Dr. Durrant is entitled to receive certain benefits upon termination of employment under certain circumstances. If we terminate Dr. Durrant’s employment for any reason other than “Cause”, or if Dr. Durrant resigns for “Good Reason” (each as defined in the Durrant Agreement), Dr. Durrant will receive twelve months of base salary then in effect and the amount of the actual bonus earned by Dr. Durrant under the agreement for the year prior to the year of termination, pro-rated based on the portion of the year Dr. Durrant was employed by us during the year of termination.

The Durrant Agreement additionally provides that if Dr. Durrant resigns for Good Reason or we or our successor terminates his employment within the three month period prior to and the 12 month period following a Change in Control (as defined in the Durrant Agreement), we must pay or cause its successor to pay Dr. Durrant a lump sum cash payment equal to two times (a) his annual salary as of the day before his resignation or termination plus (b) the aggregate bonus received by Dr. Durrant for the year preceding the Change in Control or, if no bonus had been received, at minimum 50% of the target bonus. In addition, upon such a resignation or termination, all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

Employment Agreement with Mr. Jester

On March 9, 2018, we entered into an employment agreement with Mr. Jester (as amended on August 22, 2018, the “Jester Agreement”). The Jester Agreement provides for an initial annual base salary for Mr. Jester of $310,000, as well as eligibility for an annual bonus targeted at 50% of his salary based on the achievements of objectives set and agreed to by the Board. Such bonus may be a mix of cash and stock, as determined by the Board in its sole discretion. Mr. Jester is entitled to participate in our benefit plans available to other executives, including its retirement plan and health and welfare programs.

Under the Jester Agreement, Mr. Jester is entitled to receive certain benefits upon termination of employment under certain circumstances. If we terminate Mr. Jester’s employment for any reason other than “Cause”, or if Mr. Jester resigns for “Good Reason” (each as defined in the Jester Agreement), Mr. Jester will receive twelve months of base salary then in effect and the amount of the actual bonus earned by Mr. Jester under the Jester Agreement for the year prior to the year of termination, pro-rated based on the portion of the year Mr. Jester was employed by us during the year of termination.

The Jester Agreement additionally provides that if Mr. Jester resigns for Good Reason or we or a successor company terminates his employment within the three month period prior to and the 12 month period following a Change in Control (as defined in the Jester Agreement), we must pay or cause our successor to pay Mr. Jester a lump sum cash payment equal to one times (a) his annual salary as of the day before his resignation or termination plus (b) the aggregate bonus received by Mr. Jester for the year preceding the Change in Control or, if no bonus was received, at minimum 50% of the target bonus. In addition, upon such a resignation or termination, all outstanding stock options held by Mr. Jester will immediately vest and become exercisable.

2012 Equity Incentive Plan

On September 13, 2016, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Equity Plan from 125,000 to 1,100,000. On March 9, 2018, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 16,050,000 shares. As of December 31, 2018, after giving effect to outstanding awards, there were approximately 4.2 million shares available for future grant under the 2012 Equity Plan.

Director Compensation

Pursuant to our Director Compensation Program, each member serving on our Board of Directors during 2018 who was not our employee was eligible to compensation for his service, as follows. At the option of the director, such fees were payable in cash, common stock or immediately exercisable stock options having a grant date fair value equal to the equivalent cash compensation owed.

•	Board of Directors member: $40,000;
•	Audit committee member: $10,000;
•	Audit committee chair: $20,000;
•	Compensation committee member: $6,000;
•	Compensation committee chair: $12,000;
•	Nominating and corporate governance committee member: $4,000; and
•	Nominating and corporate governance committee chair: $8,000.

In addition, in light of the significant time, energy and effort expended by Messrs. Barliant and Morris in guiding the Company through the Restructuring Transactions, and to provide appropriate incentives to each of them as well as Messrs. Boehm and Savage, each of whom joined the Board following completion of the Refinancing Transactions in March 2018, the Board of Directors approved one-time stock option grants to each such director to purchase 715,877 shares at an exercise price of $0.67 per share. These stock options vest in 12 ratable quarterly installments beginning June 30, 2018. Messrs. Barliant and Morris also received fully vested stock options in March 2018 having a grant date fair value equal to the cash compensation each of them earned in respect of service on the Board during 2017, but which each had deferred in light of the Company’s financial condition. As with the stock option grants made to the Company’s named executive officers, Dr. Chappell was consulted and concurred with the magnitude and vesting terms of these director stock option awards.

The following table shows for the fiscal year ended December 31, 2018 certain information with respect to the compensation of our non-employee directors:

		Option
	Fees Earned	Awards	Total
Name	($)(1)	($)	($)
Timothy Morris, CPA(2)	67,000	377,289	444,289
Ronald Barliant, JD(3)	55,667	409,489	465,156
Rainer Boehm, M.D., MBA (4)	48,333	335,889	384,222
Bob Savage, MBA (5)	51,666	335,889	387,555

(1)	The amounts in this column reflect retainers earned under the Board of Directors Compensation Program for fiscal year 2018.
(2)	Mr. Morris elected to defer the payment of $49,500 of his board fees until the Company completes a fundraising transaction. As of December 31, 2018, Mr. Morris held options to purchase an aggregate of 904,112 shares of the Company’s common stock, of which options to purchase 342,204 shares were vested.
(3)	Mr. Barliant received $15,167 of his fee in cash and $40,500 in common stock. As of December 31, 2018, Mr. Barliant held options to purchase an aggregate of 972,740 shares of the Company’s common stock, of which options to purchase 410,832 shares were vested.
(4)	Dr. Boehm received $7,833 of his fees in cash and $40,500 in common stock. As of December 31, 2018, Mr. Boehm held options to purchase an aggregate of 715,877 shares of the Company’s common stock, of which options to purchase 178,969 shares were vested.
(5)	Mr. Savage received $5,166 of his fees in cash and $46,500 in common stock. As of December 31, 2018, Mr. Savage held options to purchase an aggregate of 715,877 shares of the Company’s common stock, of which options to purchase 178,969 shares were vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of March 22, 2019 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Percentage ownership of our common stock is based on 110,112,390 shares of our common stock outstanding as of March 22, 2019.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 22, 2019 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Humanigen, Inc., 533 Airport Boulevard, Suite 400, Burlingame, CA 94005.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Black Horse Capital LP(1)	66,870,851	60.7%
Nomis Bay LTD(2)	33,573,530	30.5%
Named Executive Officers and Directors
Cameron Durrant, M.D., MBA(3)	8,107,061	7.4%
Greg Jester(4)	1,084,315	*
Ronald Barliant, JD(5)	647,277	*
Timothy Morris, CPA (6)	418,526	*
Robert Savage, MBA(7)	324,790	*
Rainer Boehm, M.D., MBA(8)	304,962	*
All current executive officers and directors as a group (6 persons)(9)	10,886,931	9.9%

(1)	Number of shares based solely on information reported on the Schedule 13D filed with the SEC on March 1, 2018, reporting beneficial ownership as of February 27, 2018, by BHC, BHCMF, Cheval, Black Horse Capital Management LLC, or BH Management, and Dale Chappell. According to the report, BHC has sole voting and dispositive power with respect to 5,996,710 shares, BHCMF has shared voting and dispositive power with respect to 13,997,832 shares, Cheval has shared voting and dispositive power with respect to 46,876,309 shares, BH Management has sole voting and dispositive power with respect to 52,873,019 shares and Dr. Chappell has shared voting and dispositive power with respect to 66,870,851 shares. The business address of each of BHC, BHCMF, BH Management and Dr. Chappell is c/o Opus Equum, Inc. P.O. Box 788, Dolores, Colorado 81323. The business address of Cheval is P.O Box 309G, Ugland House, Georgetown, Grand Cayman, Cayman Islands KY1-1104.
(2)	Number of shares based solely on information reported on the Schedule 13D filed with the SEC on March 5, 2018, reporting beneficial ownership as of February 27, 2018, by Nomis. Nomis has sole voting and dispositive power over all 33,573,530 shares. The business address of Nomis is West Essex House, 3rd Floor, 45 Reid Street, Hamilton, Bermuda HM12.
(3)	Includes options to purchase 7,943,478 shares of common stock that may be exercised within 60 days of March 22, 2019.
(4)	Includes options to purchase 1,084,315 shares of common stock that may be exercised within 60 days of March 22, 2019.
(5)	Includes options to purchase 487,154 shares of common stock that may be exercised within 60 days of March 22, 2019.
(6)	Includes options to purchase 418,526 shares of common stock that may be exercised within 60 days of March 22, 2019.
(7)	Includes options to purchase 238,625 shares of common stock that may be exercised within 60 days of March 22, 2019.
(8)	Includes options to purchase 238,635 shares of common stock that may be exercised within 60 days of March 22, 2019.
(9)	Includes options to purchase 9,933,473 shares of common stock that may be exercised within 60 days of March 22, 2019.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Issuance Under
	Issued Upon	Exercise	Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	344,520	$3.42	-
Equity compensation plans not approved by security holders	15,064,837	0.96	4,189,056
Total	15,409,357	$0.96	4,189,056

(1)	Represents shares reserved for issuance under the 2001 Stock Plan and the 2012 Equity Incentive Plan, as amended and restated. On September 13, 2016 and March 9, 2018, the Board approved an amendment to the 2012 Equity Incentive Plan (the “Equity Plan Amendment”) to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 and 16,050,000 shares, respectively. The Equity Plan Amendments were not approved by our stockholders. See Note 10 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the material features of the 2012 Equity Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Term Loans and Restructuring Transactions

The Restructuring Transactions were completed on February 27, 2018. For additional information regarding the Restructuring Transactions, see “Restructuring Transactions” in Item 1 of this Annual Report on Form 10-K and Note 10 to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Advance Notes

In June, July and August, 2018 we received an aggregate of $0.9 million of proceeds from advances made to us (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, our Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Lenders”). See Note 7 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the Advance Notes.

Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to us by six different lenders, including an affiliate of Black Horse Capital, L.P., our controlling stockholder. See Note 7 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the Notes.

Director Independence

We are not currently a listed issuer. However, we use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in 2018, other than Dr. Durrant, our Chief Executive Officer, is independent. NASDAQ's independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

We have established an audit committee, a compensation committee and a nominating and corporate governance committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the years ended December 31, 2018 and 2017 by our independent registered accounting firm, HORNE LLP.

	Year ended December 31,
	2018	2017
Audit fees(1)	$238,000	$246,354
Tax fees (2)	13,100	15,695
Total fees	$251,100	$262,049

(1)	Audit fees in 2018 and 2017 include fees billed or incurred by HORNE LLP for professional services rendered in connection with the annual audit of our Consolidated Financial Statements for each year and the review of our quarterly reports on Form 10-Q and consents associated with registration statements.

(2)	Fees for services consist of tax compliance, including the preparation and review of federal and state tax returns.

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

Signature	Title	Date

/s/ Cameron Durrant	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2019
Cameron Durrant, M.D., MBA

/s/ Greg Jester	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2019
Greg Jester, CPA

/s/ Ronald Barliant	Director	March 26, 2019
Ronald Barliant, JD

/s/ Rainer Boehm
Rainer Boehm, M.D.	Director	March 26, 2019

/s/ Timothy Morris
Timothy Morris, CPA	Director	March 26, 2019

/s/ Robert G. Savage,
Robert G. Savage, MBA	Director	March 26, 2019

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on Financial Statement

We have audited the accompanying consolidated balance sheets of Humanigen, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Ridgeland, Mississippi

March 26, 2019

Humanigen, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$814	$737
Prepaid expenses and other current assets	485	813
Total current assets	1,299	1,550

Property and equipment, net	-	19
Restricted cash	71	101
Total assets	$1,370	$1,670

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,856	$3,330
Accrued expenses	3,129	3,307
Advance notes	807	-
Term loans payable	-	18,018
Notes payable to vendors	1,471	-
Total current liabilities	8,263	24,655
Convertible notes	1,217	-
Notes payable to vendors	-	1,351
Total liabilities	9,480	26,006

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 and 85,000,000 shares
authorized at December 31, 2018 and December 31, 2017, respectively; 109,872,526 and 14,946,712 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	110	15
Additional paid-in capital	266,381	238,246
Accumulated deficit	(274,601)	(262,597)
Total stockholders’ deficit	(8,110)	(24,336)
Total liabilities and stockholders’ deficit	$1,370	$1,670

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2018	2017
Operating expenses:
Research and development	$2,219	$11,165
General and administrative	9,112	7,866
Total operating expenses	11,331	19,031

Loss from operations	(11,331)	(19,031)

Other income (expense):
Interest expense	(852)	(3,056)
Other income, net	324	431
Reorganization items, net	(145)	(331)
Net loss	(12,004)	(21,987)
Other comprehensive income	-	-
Comprehensive loss	$(12,004)	$(21,987)

Basic and diluted net loss per common share	$(0.13)	$(1.47)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	94,756,375	14,975,370

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances January 1, 2017	14,977,397	$15	$236,216	$(240,610)	$(4,379)
Issuance of stock in connection with financing agreement	9,315	-	12	-	12
Return of shares of stock by advisor	(40,000)	-	-	-	-
Stock-based compensation	-	-	2,115	-	2,115
Write down in fair value of warrants	-	-	(97)	-	(97)
Comprehensive loss	-	-	-	(21,987)	(21,987)
Balances at December 31, 2017	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,653,320	19	2,762	-	2,781
Beneficial conversion feature of Advance Notes	-	-	271	-	271
Beneficial conversion feature of Convertible Notes	-	-	1,465	-	1,465
Issuance of stock options for payment of accrued compensation	-	-	303	-	303
Stock-based compensation expense	-	-	4,812	-	4,812
Issuance of common stock in lieu of cash compensation	151,407	-	85	-	85
Issuance of common stock in exchange for services	113,333	-	81	-	81
Comprehensive loss	-	-	-	(12,004)	(12,004)
Balances at December 31, 2018	109,872,526	$110	$266,381	$(274,601)	$(8,110)

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2018	2017
Operating activities:
Net loss	$(12,004)	$(21,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	48
Noncash interest expense	819	3,037
Stock based compensation expense	4,812	2,115
Change in fair value of warrants issued in connection with acquisition of licenses	-	(97)
Issuance of common stock in lieu of cash compensation	85	-
Issuance of common stock in exchange for services	81	12
Gain on disposal of assets	(276)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	328	831
Accounts payable	(198)	(520)
Accrued expenses	125	2,571
Liabilities subject to compromise	-	(259)
Net cash used in operating activities	(6,209)	(14,249)

Financing activities:
Net proceeds from issuance of common stock	2,781	-
Net proceeds from Term loan	50	12,080
Net proceeds from issuance of Convertible notes	2,500	-
Net proceeds from issuance of Advance notes	925	-
Net cash provided by financing activities	6,256	12,080
Net increase (decrease) in cash, cash equivalents and restricted cash	47	(2,169)
Cash, cash equivalents and restricted cash, beginning of period	838	3,007
Cash, cash equivalents and restricted cash, end of period	$885	$838

Supplemental cash flow disclosure:
Cash paid for interest	$8	$6
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$18,432	$-
Change in fair value of warrants issued in connection with acquisition of licenses	$-	$(97)
Beneficial conversion feature of Advance notes	$271	$-
Beneficial conversion feature of Convertible notes	$1,465	$-
Issuance in stock options for payment of accrued compensation	$303	$-
Issuance of common stock in exchange for services	$81	$12
Issuance of common stock in lieu of cash compensation	$85	$-

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

During February 2018, the Company completed the restructuring transactions announced in December 2017 and furthered its transformation into a biopharmaceutical company pursuing cutting-edge science to develop its proprietary monoclonal antibodies for various oncology indications and to enhance T-cell therapies, potentially making these treatments safer, more effective and more efficiently administered.

The Company’s primary focus is on preventing the serious and potentially life-threatening side-effects associated with chimeric antigen receptor T-cell, also known as CAR-T, therapy, and in making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. The side effects may also hamper the expansion of CAR-T to earlier line use beyond the relapsed or refractory setting in hematologic cancers and the utility of CAR-T in solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace. Lenzilumab, the Company’s lead product candidate, is a novel Humaneered® monoclonal antibody, or mAb, that has the potential to both improve the efficacy and safety associated with CAR-T therapy. There are currently no FDA approved therapies available for the prevention of the serious side effects associated with CAR-T cell therapies. Preclinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T therapy itself, thus simultaneously improving relapse rates and overall efficacy.

The Company continues to advance the development of lenzilumab through clinical trials that it expects will serve as the basis for registration in close collaboration with some of the leading and most experienced centers in the CAR-T field. The Company is also exploring partnerships with established CAR-T companies, who may have strong vested interest in the development and commercialization of lenzilumab. By succeeding in its efforts to develop lenzilumab, the Company aims to position lenzilumab as an essential companion product to any CAR-T therapy and a necessary part of the standard pre-conditioning drug regimen that all patients receiving CAR-T currently receive, which includes cyclophosphamide and fludarabine. In addition, lenzilumab’s success in preventing serious, potentially life-threatening side-effects will lead to substantial reductions in hospital in-patient and intensive care unit (ICU) admissions and duration of ICU stays. Use of lenzilumab alongside CAR-T therapy could result in potential efficacy improvements which could offer significant economic benefits to the healthcare system as a whole, including for hospitals, providers, patients and payers in the United States and abroad. These benefits, coupled with the potential to make CAR-T therapy capable of being administered on an out-patient basis, with follow-up care also monitored and managed in an out-patient setting, may improve access to and reimbursement of CAR-T therapy and would be expected to substantially improve further expanding CAR-T uptake and utilization. In turn, the Company believes that delivering such payer benefits will also accelerate the use of lenzilumab, permitting us to generate further revenues from lenzilumab. The Company also believes it has the opportunity to benefit from various FDA regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation and accelerated approval

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine in the inflammatory cascade associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. There is extensive evidence linking GM-CSF expression to serious and potentially life-threatening side-effects in CAR-T therapy. The Company’s focus for lenzilumab development is investigating its potential to improve efficacy of CAR-T and to prevent or ameliorate CAR-T-related NT and CRS. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, perpetuating the inflammatory cascade. Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker present in patients who suffer serious NT as a side-effect of CAR-T therapy. Pre-clinical work has demonstrated lenzilumab’s effectiveness in preventing or ameliorating NT and CRS associated with CAR-T therapy. Pre-clinical animal data also shows that there may be an increase in CAR-T cell expansion when CAR-T is combined with lenzilumab, which potentially could translate into improved CAR-T efficacy. In addition, the Company has completed enrollment of patients in a Phase I clinical trial for chronic myelomonocytic leukemia (CMML), to identify the recommended Phase II dose (RPTD) of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and other measures. Fifteen patients in the 200, 400 and 600 mg dose cohorts of the CMML trial have been enrolled and the trial is fully enrolled.

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential to offer a novel approach to treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR construct may also be useful in the treatment of a range of cancers. EphA3 is aberrantly expressed on the surface of tumor cells and stroma cells in certain cancers. The Company has completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. An investigator-sponsored Phase I radio-labeled imaging trial of ifabotuzumab in glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has begun at the Olivia-Newton John Cancer Institute (ONJCI) in Melbourne, Australia. Collaborators at the ONJCI, are also evaluating an ADC comprising ifabotuzumab.  The current trial has enrolled five patients to date, with more expected. The Company has partnered with a leading center in the U.S. to make a series of CAR constructs based on ifabotuzumab and may take these into pre-clinical testing for a range of cancer types.   The Company continues to explore partnering opportunities to enable further/faster development of ifabotuzumab.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1 (EMR1) mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, the Company has demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. The Company is considering developing a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing.

The Company’s monoclonal antibody portfolio was developed with its proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, typically for chronic conditions.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $274.6 million as of December 31, 2018. At December 31, 2018, the Company had a working capital deficit of $7.0 million.  On February 27, 2018, the Company issued 91,815,517 shares of common stock in exchange for the extinguishment of all term loans, related fees and accrued interest and received $1.5 million in cash proceeds.  See Note 10 for a more detailed discussion of these restructuring transactions. On March 12, 2018, the Company issued 2,445,557 shares of common stock for proceeds of $1.1 million to accredited investors. On June 4, 2018, the Company issued 400,000 shares of common stock for proceeds of $0.2 million to an accredited investor. In June, July and August of 2018, the Company received aggregate proceeds of $0.9 million from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company. Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. See Note 7 for further description of the Advance Notes and the Notes. To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the twelve months ended December 31, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $9.5 million at December 31, 2018 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Financial Reporting in Reorganization

The Company applied Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company’s Chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors.

For the twelve months ended December 31, 2017, the Company wrote off approximately $0.2 million in claims that had been reduced or for which a settlement had been reached at a lower amount than had been previously accrued. Remaining amounts were paid based on terms of the Plan.

For the years ended December 31, 2018 and 2017, Reorganization items, net consisted of the following charges:

	Year ended December 31,
	2018	2017
Legal fees	$119	$297
Professional fees	26	34
Total reorganization items, net	$145	$331

Cash payments for reorganization items totaled $0.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the fair value-based measurement of stock-based compensation, accruals, liabilities subject to compromise, convertible notes and warrants. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements.

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

The Company measures the fair value of financial assets and liabilities using the highest level of inputs that are reasonably available as of the measurement date. The following tables summarize the fair value of financial assets (marketable securities) that are measured at fair value, and the classification by level of input within the fair value hierarchy:

	Fair Value Measurements as of
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	—	$71

	Fair Value Measurements as of
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$101	$—	$—	$101
Total assets measured at fair value	$101	$—	—	$101

The estimated fair value of the Term Loans payable, Notes payable to vendors, Advance notes and Convertible notes as of December 31, 2018 and 2017, based upon current market rates for similar borrowings, as measured using Level 3 inputs, approximate the carrying amounts as presented in the Consolidated Balance Sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing and demand money market accounts.

Restricted Cash

Restricted cash at December 31, 2018 of $0.07 million related to a standby letters of credit in the amount of $0.05 million issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $0.02 million. Restricted cash at December 31, 2017 of $0.1 million related to a standby letters of credit in the amount of $0.05 million issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $0.05 million.

Property and Equipment, Net

Property and equipment is stated at cost, less accumulated depreciation and amortization, and depreciated over the estimated useful lives of the respective assets of three years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives or the non-cancelable term of the related lease. Maintenance and repair costs are charged as expense in the Statements of Operations and Comprehensive Loss as incurred.

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

Debt Issue Costs

Debt issuance costs related to a recognized debt liability are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and are amortized to interest expense over the term of the related debt on the effective interest method.

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

The Company estimates pre-clinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

Revenue Recognition

The Company’s revenue to date has been generated primarily through license agreements and research and development collaboration agreements. The Company had no revenues for the years ending December 31, 2017 and 2018. Commencing January 1, 2018, the Company recognizes revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed license fees, collaborative research funding, and various milestone and future product royalty or profit-sharing payments. These agreements are generally referred to as “multiple element arrangements”.

The Company applies the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting if a delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return for the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value from any undelivered performance obligations and that value can be determined. The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the fair value of the undelivered performance obligations can be determined, then these obligations would be accounted for separately. If the license is not considered to have standalone value, then the license and other undelivered performance obligations would be accounted for as a single unit of accounting. In this case, the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation is determined.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized. Revenue is recognized using a proportional performance or straight-line method. The proportional performance method is used when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of the level of effort performed to date to the estimated total level of effort required to complete performance obligations under the arrangement. If the Company cannot reasonably estimate the level of effort to complete performance obligations under an arrangement, the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration. As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved. If the milestone is achieved during the performance period, then the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period. If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, then the Company will recognize the milestone payment as Revenue in its entirety in the period the milestone was achieved.

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

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2018	2017
Options to purchase common stock	15,409,357	2,448,383
Warrants to purchase common stock	331,193	331,193
	15,740,550	2,779,576

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company operates in only one segment, which is related to the development of pharmaceutical products.

Recent Accounting Pronouncements

Until December 31, 2018, the Company qualified as an “emerging growth company” (“EGC”) pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards until non-issuers are required to comply with such standards. A registrant with EGC status loses its eligibility as an EGC five years after its common equity initial public offering, December 31, 2018 for the Company. Accordingly, the Company is required to adopt new accounting standards on the same timeline as other public companies effective January 1, 2018.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. The Company adopted the standard effective January 1, 2018. As the Company had no revenues in 2017 or 2018, ASU 2014-09 had no material impact upon adoption.

On January 1, 2018, the Company adopted ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. ASU 2016-09 had no material impact upon adoption.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard effective January 1, 2018. As a result of the adoption, the Company will no longer present the change within restricted cash in the consolidated statements of cash flows. See below for the composition of cash, cash equivalents and restricted cash shown on the statements of cash flow:

	Twelve Months Ended December 31,
	2018	2017
Cash and cash equivalents	$814	$737
Restricted cash	71	101
Total cash, cash equivalents and restricted
cash as shown on statement of cash flows	$885	$838

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Equity from Liabilities (Topic 480) and Derivatives and Hedging (Topic 815)”, which addresses the complexity of accounting for certain financial instruments with down round features and finalizes pending guidance related to mandatorily redeemable noncontrolling interests. Under ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. The Company early adopted this standard utilizing the modified retrospective method. Since the Company didn’t have any financial instruments with a down round feature as of January 1, 2018, the beginning of the year of adoption, the adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on it’s consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606”. ASU 2018-18 makes targeted improvements for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. The Company is currently evaluating the requirements of ASU 2018-18 and has not yet determined its impact on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

4. Investments

At December 31, 2018, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$71	$—	$—	$71
Total investments	$71	$—	$—	$71
Reported as:
Cash and cash equivalents				$—
Restricted cash				71
Total investments				$71

At December 31, 2017 the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$101	$—	$—	$101
Total investments	$101	$—	$—	$101

Reported as:
Cash and cash equivalents				$-
Restricted cash, long-term				101
Total investments				$101

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Computer equipment and software	$216	$216

Accumulated depreciation and amortization	(216)	(197)
Property and equipment, net	$-	$19

Depreciation and amortization expense for the years ended December 31, 2018 and December 31, 2017 was $0.02 million and $0.05 million, respectively.

6. Savant Arrangements

On February 29, 2016, the Company entered into a binding letter of intent (the “LOI”) with Savant Neglected Diseases, LLC (“Savant”). The LOI provided that the Company would acquire certain worldwide rights relating to benznidazole from Savant. On June 30, 2016, the Company and Savant entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to benznidazole. The MDC Agreement consummates the transactions contemplated by the LOI.

In addition, on the June 30, 2016, the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On June 30, 2016, in connection with the MDC Agreement, the Company issued to Savant a five year warrant to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. See Note 8.

On May 26, 2017, the Company submitted its benznidazole Investigational New Drug Application (“IND”) to the Food and Drug Administration (“FDA”) which became effective on June 26, 2017. The Company recorded expense of $1.0 million during the year ended December 31, 2017 as Research and development expense related to the milestone achievement associated with the IND being declared effective.

On July 10, 2017, FDA notified the Company that it granted Orphan Drug Designation to benznidazole for the treatment of Chagas disease. The Company recorded expense of $1.0 million during the year ended December 31, 2017 as Research and development expense related to the milestone achievement associated with Orphan Drug Designation.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 and 2018.

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. See Note 13.

7. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of December 31, 2018 and 2017, the Company has accrued $0.3 million and $0.2 million in interest related to these promissory notes, respectively.

Term Loans

Term Loans consisted of the following at December 31, 2017:

	Original Principal Amount	Accrued Interest	Loan Balance	Fees	Balance Due
December 2016 Loan	$3,315	$324	$3,639	$153	$3,792
March 2017 Loan	5,978	452	6,430	275	6,705
July 2017 Loan	5,435	249	5,684	250	5,934
Bridge Loan	1,500	6	1,506	-	1,506
Claims Advances Loan	80	1	81	-	81
Totals	$16,308	$1,032	$17,340	$678	$18,018

On December 21, 2016, the Company entered into a Credit and Security Agreement, as amended on March 21, 2017 and on July 8, 2017 (as amended, the “Credit Agreement”), with Black Horse Capital Master Fund Ltd. (“BHCMF”) as administrative agent and lender, and lenders Black Horse Capital LP (“BHC”), Cheval Holdings, Ltd. (“Cheval”) and Nomis Bay, Ltd. (“Nomis Bay”) (collectively the “Lenders”). The Credit Agreement provided for the December 2016 Loan, the March 2017 Loan and the July 2017 Loan (the “Term Loans”).

In accordance with the terms of the Credit Agreement, the Company used the proceeds of the Credit Agreement for general working capital, the payment of certain fees and expenses owed to BHCMF and the Lenders and other costs incurred in the ordinary course of business. Dr. Chappell, one of the Company’s former directors, is an affiliate of each of BHCMF, BHC and Cheval.

The Term Loans bore interest at 9% and were subject to certain customary representations, warranties and covenants, as set forth in the Credit Agreement.

On December 1, 2017, the Term Loans matured and began bearing interest at the default rate of 14%. The Company’s obligations under the Credit Agreement are secured by a first priority interest in all of the Company’s real and personal property, subject only to certain carve outs and permitted liens, as set forth in the agreement.

On December 21, 2017, the Company obtained a $1.5 million bridge loan (the "Bridge Loan") from Cheval. The Bridge Loan bears interest at 14% and is treated as a secured loan under the Credit Agreement.

On February 27, 2018, the Term Loans and the Bridge Loan along with all related fees and accrued interest, were extinguished in connection with the restructuring transactions described in Note 10.

Advance Notes

In June, July and August, 2018, the Company received an aggregate of $0.9 million of proceeds from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval, an affiliate of BHC, the Company’s controlling stockholder; Ronald Barliant, a director of the Company; and an unrelated third party (collectively the “Advance Note Lenders”). The Advance Notes accrue interest at a rate of 7% per annum, compounded annually.

The intention of the parties is that the amounts due under the Advance Notes will be converted automatically into the same type and class of securities as may be sold by the Company in a future financing transaction with an aggregate sales price of at least $5 million (a “Qualifying Financing”).

The Advance Notes generally are not convertible at the option of the Advance Note Lenders into the Company’s common stock until June 21, 2019 (the “Expiration Date”); however, if prior to completing a Qualifying Financing, the Company experiences a change of control or makes a public announcement that it has entered into a collaboration arrangement with a strategic partner relating to clinical studies of lenzilumab in connection with certain CAR-T therapies in a transaction that would not otherwise constitute a Qualifying Financing, the Advance Note Lenders may elect to convert the amounts due under the Advance Notes into the Company’s common stock at a conversion price of $0.45 per share. Additionally, if neither a Qualifying Financing nor a change of control has occurred by the Expiration Date, then at any time from and after the Expiration Date the Advance Note Lenders may, at their option, convert the Advance Notes, plus any accrued and unpaid interest, into a number of shares of the Company’s common stock at the lesser of (i) the volume weighted average sales price per share over the 20 most recent trading days prior to the conversion or (ii) $0.45 per share.

Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of BHC. The Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the Notes are signed, (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company plans to use the proceeds from the Notes for working capital.

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

If the Company sells its equity securities on or before the date of repayment of the Notes in any financing transaction that results in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”), the noteholders may elect to convert their remaining Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

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

The Advance Notes and Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share. The intrinsic value of this beneficial conversion feature was $1.7 million upon the issuance of the Advance Notes and Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.3 million for the year ended December 31, 2018.

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

8. Warrants to Purchase Common Stock

On June 19, 2013, the Company issued a warrant to purchase up to an aggregate of 6,193 shares of common stock and an exercise price of $96.88 per share. The warrant expires on the tenth anniversary of its issuance date.

On December 4, 2015, the Company issued a warrant to purchase up to an aggregate of 125,000 shares of common stock at an exercise price of $29.32 per share.  The warrant expires on the fifth anniversary of its issuance.

On June 30, 2016, in connection with the MDC Agreement described in Note 6, the Company issued to Savant a five year warrant (the “Savant Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Savant Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Savant Warrant.

The Company determined the initial fair value of the Savant Warrant to be approximately $0.7 million as of June 30, 2016. The Company reevaluated the performance conditions and expected vesting of the Warrant quarterly during 2017 and 2018 and recorded a reduction of expense of approximately $0.1 million during the year ended December 31, 2017. The expense reduction was due to a decline in the fair value, which reduction is included in Research and development expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Specifically, as a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by the Chemo Group (“Chemo”) for the treatment of Chagas disease and awarding Chemo a neglected tropical disease PRV, the Company re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

The Company will continue to reevaluate the performance conditions and expected vesting of the Savant Warrant on a quarterly basis until all performance conditions have been met or the warrants expire.

9. Commitments and Contingencies

Operating Leases

The Company leased office space in Brisbane, California under an operating lease agreement that expired in September 2018. In May 2018, the Company entered into a month-to-month lease for office space in Burlingame, California.

As of December 31, 2018, the Company had no future minimum lease payments.

Rent expense was $0.2 million and $0.3 million for the years ended December 31, 2018 and December 31, 2017, respectively.

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

10. Stockholders’ Equity

Restructuring Transactions

On December 1, 2017, the Company’s obligations matured under the Credit and Security Agreement dated December 21, 2016, as amended on March 21, 2017 and on July 8, 2017 (the “Term Loan Credit Agreement”) with BHCMF, as administrative agent and lender, BHC, as a lender, Cheval, as a lender (collectively with BHCMF and BHC, the Black Horse Entities) and Nomis Bay LTD, as a lender (Nomis and, together with the Black Horse Entities, the Term Loan Lenders).

On December 21, 2017, the Company entered into a Securities Purchase and Loan Satisfaction Agreement (the “Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Purchase Agreement, the “Restructuring Agreements”), each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of the Company’s outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. As of February 27, 2018, the date the Restructuring Transactions were completed, the aggregate amount of our obligations under the Term Loan Credit Agreement, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, approximated $18.4 million (the “Term Loans”).

On February 27, 2018 (the “Restructuring Effective Date”), the Restructuring Transactions were completed in accordance with the Restructuring Agreements. As a result, on the Restructuring Effective Date, the Company: (i) in exchange for the satisfaction and extinguishment of the entire $18.4 million balance of the Term Loans, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, (a) issued to the Term Loan Lenders an aggregate of 59,786,848 shares of its common stock (the “New Lender Shares”), and (b) transferred and assigned to Madison Joint Venture LLC owned 70% by Nomis Bay and 30% by the Company (Madison), all of the Company’s assets related to benznidazole (the Benz Assets), the Company’s former drug candidate, capable of being so assigned; and (ii) issued to Cheval an aggregate of 32,028,669 shares of common stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million (collectively, the “Restructuring Transactions”), $1.5 million of which the Company received on December 22, 2017 in the form of a bridge loan (the “Bridge Loan”).

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, approximated $9.9 million, and (ii) previously owed to Nomis Bay, including certain advances previously extended to the Company by Nomis Bay totaling $0.1 million (the “Claims Advances”) and all accrued interest and fees, approximated $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between the Company and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in the Company’s assets were released. Although the Term Loans were satisfied and extinguished, if Madison elected to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay would be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by the Company to its litigation counsel, which remain unpaid in Accounts payable at December 31, 2017. On August 23, 2018 Madison elected to keep the Benz Assets and these amount were paid by Madison to the Company’s litigation counsel.

Upon completion of the Restructuring Transactions, Nomis Bay held 33,573,530 of the Company’s common stock, or approximately 31.4% of its outstanding common stock, and the Black Horse Entities collectively held 66,870,851 shares of the Company’s common stock, or approximately 62.6% of its outstanding common stock. Accordingly, the completion of the Restructuring Transactions on the Restructuring Effective Date resulted in a change in control of the Company, as the Black Horse Entities and their affiliates owning more than a majority of its outstanding common stock. Dr. Dale Chappell, a member of the Company’s board of directors from June 30, 2016 until November 10, 2017, controls the Black Horse Entities and accordingly, will be able to exert control over matters of the Company and will be able to determine all matters of the Company requiring stockholder approval.

Other Common Stock Transactions

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

The Company had reserved the following shares of common stock for issuance as of December 31, 2018:

Warrants to purchase common stock	331,193
Options:
Outstanding under the 2012 Equity Incentive Plan	15,408,997
Outstanding under the 2001 Equity Incentive Plan	360
Available for future grants under the 2012 Equity Incentive Plan	4,189,056
Total common stock reserved for future issuance	19,929,606

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

As of December 31, 2018, there were 4,189,056 shares available for grant under the 2012 Equity Incentive Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price (per share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000's) (2)
Outstanding at January 1, 2017	1,835,835	$19.29
Granted	765,000	3.38
Cancelled (forfeited)	(152,365)	5.86
Cancelled (expired)	(87)	18.38
Outstanding at December 31, 2017	2,448,383	$4.15
Granted	13,575,038	0.66
Cancelled (forfeited)	(572,935)	3.20
Cancelled (expired)	(41,129)	37.82
Outstanding at December 31, 2018	15,409,357	$0.95	9.0	$576
Options vested and expected to vest	15,356,965	$0.95	9.0	$574
Exercisable	10,283,026	$1.01	9.0	$379

(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in-the-money options at December 31, 2018.

The stock options outstanding and exercisable by exercise price at December 31, 2018 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractua l Life In Years	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.33 - $0.67	13,725,038	9.19	$0.66	8,922,798	$0.66
$1.91 - $3.30	370,000	8.10	2.97	361,666	2.97
$3.38 - $3.38	1,263,022	7.71	3.38	947,265	3.38
$3.40 - $4.72	50,625	7.77	3.40	50,625	3.40
$8.24 - $17.36	360	1.78	12.53	360	12.53
$42.88 - $48.00	312	4.76	45.17	312	45.17
	15,409,357	9.04	$0.95	10,283,026	$1.01

The total fair value of options vested for the years ended December 31, 2018 and 2017 was $4.8 million and $2.1 million, respectively.

Stock-Based Compensation

The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company does not have a sufficient trading history to use the volatility of its own common stock. To estimate the expected term, the Company has opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. The Company reviews its estimate of the expected forfeiture rate annually, and stock-based compensation expense is adjusted accordingly.

The weighted-average fair value-based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2018 and 2017 was $0.47 and $1.54 per share, respectively. The fair value- based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2018	2017
Expected term	5-6 years	5-6 years
Expected volatility	93% - 97%	83% - 88%
Risk-free interest rate	2.7 - 2.8%	1.8 - 2.1%
Expected dividend yield	0%	0%

Total expense for stock option grants recognized was as follows:

	Year Ended December 31,
	2018	2017
General and administrative	$4,611	$1,753
Research and development	201	362
	$4,812	$2,115

At December 31, 2018, the Company had $2.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

11. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2018 and 2017 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$47,877	$45,791
Research and other credits	2,178	2,178
Stock based compensation	2,682	1,585
In-process research and development	1,314	1,375
Other	708	676
Total deferred tax assets	54,759	51,605

Valuation allowance	(54,759)	(51,605)
Net deferred tax assets	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Statutory rate	21.0%	34.0%
Valuation allowance	(26.4)%	57.6%
Nondeductible stock compensation	0.1%	(0.1)%
Deferred tax expense from enacted rate reduction	-%	(98.7)%
Other	5.3%	7.2%
Effective tax rate	-%	-%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This revaluation resulted in additional income tax expense of $21.6 million, a corresponding reduction in the net deferred tax asset, an additional income tax benefit of $21.6 million, and a corresponding reduction in the valuation allowance on net deferred tax assets. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 or 2018 consolidated financial statements.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.2 million during 2018 and decreased by $12.6 million during 2017.

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $166.2 million, which expire in the years 2021 through 2037, and state net operating loss carryforwards of approximately $163.9 million, which expire in the years 2018 through 2038. The Company also has federal net operating loss carryforwards generated in 2018 of $7.3 million that have no expiration date as a result of the December 22, 2017 tax law changes discussed above.

At December 31, 2018, the Company had federal research and development credit carryforwards of approximately $1.3 million, which expire in the years 2022 through 2035 and state research and development credit carryforwards of approximately $2.2 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company's utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards are further limited as a result of subsequent ownership changes. All such limitations could result in the expiration of carryforwards before they are utilized. An ownership change may have occurred during 2015, 2016, 2017 and 2018, or all four years and in connection with the Restructuring Transactions described in Note 10. As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

ASC 740 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2016	$1,127
Additions based on tax positions related to prior year	(67)
Additions based on tax positions related to current year	-
Balance at December 31, 2017	1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2018	$1,060

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

12. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company may, at its discretion, make matching contributions to the 401(k) Plan. No employer contributions have been made to date.

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

On July 12, 2017, Savant removed the case to the United States District Court for the District of Delaware, claiming that the action is related to or arises under the bankruptcy court case from which we emerged in July 2016. In re KaloBios Pharmaceuticals, Inc., No. 15-12628-LSS (Bankr. D. Del.). On July 27, 2017, Savant filed an Answer and Counterclaims. Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that we breached its obligations to pay the milestone payments and other related representations and obligations. On August 1, 2017, the Company moved to remand the case back to the Delaware Superior Court. Briefing on the motion to remand was complete August 22, 2017.

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

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying balance sheet as of December 31, 2017 and 2018. Recovery of the cost overages from Savant, if any, will be recorded in the period received.

14. Related Party Transactions

On December 21, 2017, the Company entered into a Purchase Agreement and a Forbearance Agreement as more fully described in Note 10, with certain lenders and investors who were deemed to be affiliates of the Company.

In June, July and August, 2018 the Company received an aggregate of $0.9 million of proceeds from advances made to it by four different lenders including Dr. Cameron Durrant, our Chairman and Chief Executive Officer; Cheval, an affiliate of BHC, the Company’s controlling stockholder; and Ronald Barliant, a director of the Company. See Note 7.

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of BHC, the Company’s controlling stockholder. See Note 7.

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.	8-K	June 22, 2016	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.4	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.	8-K	June 24, 2013	10.2
4.2	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015.	8-K	December 9, 2015	4.2
4.3†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC.	10-Q	September 23, 2016	4.1
4.4	Registration Rights Agreement, dated December February 27, 2018 between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.	10-Q	May 8, 2018	4.6
10.1*	2012 Equity Incentive Plan, as amended and restated.	10-Q	August 10, 2015	10.2
10.2*	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016.	S-8	October 14, 2016	10.2
10.3*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-12G	June 12, 2012	10.8
10.4*	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-K	March 13, 2014	10.37
10.5*	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan.	8-K	April 24, 2015	10.1
10.6*	Form of Director and Officer Indemnification Agreement.	10-12G	June 12, 2012	10.11
10.7	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A	August 7, 2012	10.13
10.8	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A	August 7, 2012	10.14
10.9	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.8
10.10	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.9
10.11†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG.	10-12G/A	September 12, 2012	10.6
10.12*	Employment Agreement, dated as of September 13, 2016, by and between the Registrant and Cameron Durrant, MD.	10-Q	November 10, 2016	10.2
10.13	Form of Advance Note	10-Q	August 9, 2018	10.1
10.14	Form of Convertible Note	10-Q	November 6, 2018	10.1
10.15*	Amended Employment Agreement dated August 22, 2018, between the Company and Jon. G. Jester.	10-Q	November 6, 2018	10.2
21.1	List of Subsidiaries				Furnished herewith
23.1	Consent of Horne LLP				Furnished herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				Furnished herewith
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				Furnished herewith
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				Furnished herewith

101.INS	XBRL Instance Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

83

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

84