Form 10-Q
period 2019-03-31
HUMANIGEN, INC
filed 2019-05-03
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

Title of each class	Trading Symbol(s)	Name of each exchange on with registered
Common Stock	HGEN	OTCQB Venture Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of May 1, 2019, there were 110,223,316 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2019	December 31,
	(Unaudited)	2018
Assets
Current assets:
Cash and cash equivalents	$180	$814
Prepaid expenses and other current assets	479	485
Total current assets	659	1,299

Restricted cash	71	71
Total assets	$730	$1,370

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,449	$2,856
Accrued expenses	3,036	3,129
Advance notes	893	807
Notes payable to vendors	1,508	1,471
Total current liabilities	8,886	8,263
Convertible notes	1,395	1,217
Total liabilities	10,281	9,480

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
March 31, 2019 and December 31, 2018; 110,148,316 and 109,897,526 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	110	110
Additional paid-in capital	267,481	266,381
Accumulated deficit	(277,142)	(274,601)
Total stockholders’ deficit	(9,551)	(8,110)
Total liabilities and stockholders’ deficit	$730	$1,370

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$359	$696
General and administrative	1,879	3,957
Total operating expenses	2,238	4,653

Loss from operations	(2,238)	(4,653)

Other income (expense):
Interest expense	(302)	(394)
Other expense, net	(1)	(3)
Reorganization items, net	-	(37)
Net loss	(2,541)	(5,087)
Other comprehensive income	-	-
Comprehensive loss	$(2,541)	$(5,087)

Basic and diluted net loss per common share	$(0.02)	$(0.10)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	110,033,098	49,155,859

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,541)	$(5,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	10
Noncash interest expense	301	393
Stock based compensation expense	697	2,675
Issuance of common stock for payment of compensation	48	-
Issuance of common stock in exchange for services	68	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5	(25)
Accounts payable	592	(28)
Accrued expenses	146	234
Net cash used in operating activities	(684)	(1,828)

Financing activities:
Net proceeds from issuance of common stock	-	2,601
Net proceeds from term loan	-	50
Proceeds from issuance of common stock upon exercise of options	50	-
Net cash provided by financing activities	50	2,651

Net (decrease) increase in cash, cash equivalents and restricted cash	(634)	823
Cash, cash equivalents and restricted cash, beginning of period	885	838
Cash, cash equivalents and restricted cash, end of period	$251	$1,661

Supplemental cash flow disclosure:
Cash paid for interest	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$-	$18,432
Issuance in stock options for payment of accrued compensation	$195	$303
Issuance of common stock for payment of accrued compensation	$42	$-
Issuance of common stock for payment of compensation	$48	$-
Issuance of common stock in exchange for services	$68	$-

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(Unaudited)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	109,897,526	$110	$266,381	$(274,601)	$(8,110)
Stock-based compensation expense	-	-	697	-	697
Issuance of stock options for payment of accrued compensation	-	-	195	-	195
Issuance of common stock for payment of accrued compensation	57,432	-	42	-	42
Issuance of common stock for payment of compensation	35,926	-	48	-	48
Issuance of common stock in exchange for services	82,432	-	68	-	68
Exercise of common stock options	75,000	-	50	-	50
Comprehensive loss	-	-	-	(2,541)	(2,541)
Balances at March 31, 2019	110,148,316	$110	$267,481	$(277,142)	$(9,551)

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,253,320	18	2,583	-	2,601
Issuance of stock options for payment of accrued compensation	-	-	303	-	303
Stock-based compensation expense	-	-	2,675	-	2,675
Comprehensive loss	-	-	-	(5,087)	(5,087)
Balances at March 31, 2018	109,207,786	$109	$262,163	$(267,684)	$(5,412)

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

The Company’s primary focus is on improving the efficacy and safety of chimeric antigen receptor T-cell, also known as CAR-T, therapy through the prophylactic administration of its proprietary Humaneered® monoclonal antibody, lenzilumab, the Company’s lead product candidate. The prophylactic administration of lenzilumab in combination with CAR-T is in development to prevent the serious and potentially life-threatening side-effects associated with CAR-T therapy while simultaneously making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects of CAR-T therapy consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. These side-effects may also hamper the use of CAR-T therapies in earlier stage treatment of hematologic cancers as well as the expansion of CAR-T into treatment of solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace.

There are currently no FDA approved therapies available for the prevention of the serious side effects associated with CAR-T therapies. Pre-clinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent or significantly minimize the onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T therapy itself, thus simultaneously improving efficacy and potentially reducing relapse rates, a key issue with current CAR-T therapy where approximately half the patients who initially respond have relapsed within a year of therapy.

The Company continues to advance the development of lenzilumab through setting up clinical trials that it expects will serve as the basis for registration in close collaboration with some of the leading and most experienced investigators in the CAR-T field. The Company is also exploring partnerships with established CAR-T companies as a potential means of accelerating the development and commercialization of lenzilumab in conjunction with their existing CAR-T offerings. The Company aims to position lenzilumab as an essential companion product to CAR-T therapy and a necessary part of the standard pre-conditioning drug regimen that all patients treated with CAR-T currently receive.

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine which is elevated early in the inflammatory cascade and is associated with serious and potentially life-threatening CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. There is extensive evidence linking early elevation of GM-CSF to serious and potentially life-threatening side-effects in CAR-T therapy. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, further perpetuating the inflammatory cascade.

Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker elevated in patients who suffer severe NT as a side-effect of CAR-T therapy. Pre-clinical studies have demonstrated lenzilumab’s effectiveness in preventing CRS and significantly reducing NT associated with CAR-T therapy. The data from these studies also shows an increase in CAR-T cell expansion when lenzilumab is administered prophylactically in combination with CAR-T.

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential for treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR construct may also be useful in the treatment of a range of cancers. EphA3 is a tumor specific antigen expressed on the surface of a multitude of solid bulk tumor cells, tumor stroma cells and tumor vasculature in certain cancers. The Company completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. A Phase I radio-labeled imaging trial of ifabotuzumab in recurrent glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, is currently enrolling at two centers in Australia, the Olivia-Newton John Cancer Institute (ONJCI) in Melbourne and the Queensland Institute for Medical Research in Brisbane. The lead investigators at the ONJCI, are also evaluating an antibody-drug conjugate (ADC) comprising ifabotuzumab.  The current trial has enrolled six patients to date, and is expected to enroll 12 patients by year end. The Company is also in discussion with a leading center in the U.S. to make a series of CAR constructs based on ifabotuzumab and may take these into pre-clinical testing for a range of cancer types.   The Company continues to explore partnering opportunities to facilitate the development of ifabotuzumab.

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

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $277.1 million as of March 31, 2019. At March 31, 2019, the Company had a working capital deficit of $8.2 million.  To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $10.3 million at March 31, 2019 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2018 Form 10-K.

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

2. Chapter 11 Filing

On December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”). The Company’s Plan of Reorganization filed with the Bankruptcy Court (the “Plan”) became effective June 30, 2016 and the Company emerged from its Chapter 11 bankruptcy proceedings.

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

For the three months ended March 31, 2018, Reorganization items, net consisted of the following charges related to the bankruptcy proceedings:

	Three months ended March 31,
	2019	2018
Legal fees	$-	$30
Professional fees	-	7
Total reorganization items, net	$-	$37

Cash payments for reorganization items totaled $0.1 million three months ended March 31, 2018.

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies since those previously disclosed in the 2018 Annual Report.

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

	March 31,
	2019	2018
Cash and cash equivalents	$180	$1,560
Restricted cash	71	101
Total cash, cash equivalents and restricted
cash as shown on statement of cash flows	$251	$1,661

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB subsequently issued ASU No. 2018-10 and 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”).

ASU No. 2018-11 provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Additional footnote disclosures related to leases is also required.

On January 1, 2019, the Company adopted the new lease standard using the optional transition method and certain other practical expedients. Under the practical expedient package elected, the Company is not required to reassess whether expired or existing contracts are or contain a lease; and is not required to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets. See Note 4 for a description of the Company’s current leases and their treatment under the new lease standard.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Non-Employee Share-Based Payment Accounting (Topic 718), or ASU 2018-07. ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions, specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard had no impact on the Company’s unaudited interim condensed consolidated financial statements as all outstanding non-employee share-based awards had vested by December 31, 2018.

4. Leases

The Company leases an office-space under a month-to-month lease for $1,000 per month. Management has determined the lease term to be less than 12 months, including renewals, and therefore has not recorded a right-of-use asset and corresponding liability under the short-term lease recognition exemption. Lease costs for the first quarter of 2019 totaled $3,000 and are included in the Consolidated Statements of Operations.

As described in Note 3, the Company has elected to adopt the transitional practical expedients, and was not required to reassess whether any existing or expired contracts contained embedded leases. The Company has not entered into any contracts during the 2019 fiscal year that contain an embedded lease.

5. Potentially Dilutive Securities

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2019	2018
Options to purchase common stock	16,062,922	15,527,069
Warrants to purchase common stock	331,193	331,193
	16,394,115	15,858,262

6. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value. The Company has money market funds of $71 at March 31, 2019 and December 31, 2018 that are reported as restricted cash on the balance sheet. The amortized cost of these funds equals their fair value as there were no unrealized gains or losses at March 31, 2019 or December 31, 2018.

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
	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

	Fair Value Measurements as of
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

7. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and are due and payable in full, including principal and accrued interest on June 30, 2019. As of March 31, 2019 and December 31, 2018, the Company has accrued $0.4 million and $0.3 million in interest related to these promissory notes, respectively.

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

The Advance Notes and Notes have an optional voluntary conversion feature in which the holder could convert the notes into the Company’s common stock at maturity at a conversion rate of $0.45 per share. The intrinsic value of this beneficial conversion feature was $1.7 million upon the issuance of the Advance Notes and Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.2 million for the three -month period ended March 31, 2019.

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

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2019 there were no material changes to the Company’s contractual obligations from those set forth in the 2018 Annual Report.

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

9. Stockholders’ Equity

Restructuring Transactions

As further described in the Company’s Form 10-K for the year ended December 31, 2018, on February 27, 2018, the Company completed a comprehensive restructuring of its outstanding indebtedness of approximately $18.4 million under a series of term loans (the “Term Loans”) with two lender groups, including affiliates of Black Horse Capital, L.P. and raised incremental new capital from Cheval Holdings, Ltd. At the closing of the restructuring, the Company: (i) in exchange for the satisfaction and extinguishment of the entire balance of the Company’s Term Loans and related accrued interest totaling $18.4 million, (a) issued an aggregate of 59,786,848 shares of Common Stock (the “New Lender Shares”), and (b) transferred and assigned to a joint venture controlled by one of the term loan lenders, all of the assets of the Company related to benznidazole (the “Benz Assets”), the Company’s former drug candidate; and (ii) issued to Cheval an aggregate of 32,028,669 shares of Common Stock for total consideration of $3.0 million.

The conversion of the outstanding debt for Common Stock at closing of the restructuring was accounted for as a decrease to Long-term debt and an increase to Common stock and Additional paid-in capital in the amount of the liabilities outstanding at the time of conversion.

In connection with the transfer of the Benz Assets to the joint venture, the joint venture partner paid certain amounts incurred by the Company after December 21, 2017 and prior to February 27, 2018 in investigating certain causes of action and claims related to or in connection with the Benz Assets. In addition, upon exercise of its rights under the terms of the joint venture, the joint venture partner assumed certain legal fees and expenses owed by the Company to its litigation counsel totaling $0.3 million.

Since the Benz Assets had no carrying value on the Company’s Condensed Consolidated Balance Sheet, the Company’s initial investment in the joint venture was recorded at $0.

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

A summary of stock option activity for the three months ended March 31, 2019 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	15,409,357	$0.95
Granted	728,610	1.10
Exercised	(75,000)	0.67
Cancelled (expired)	(45)	9.68
Outstanding at March 31, 2019	16,062,922	$0.96

The weighted average fair value of options granted during the three months ended March 31, 2019 was $0.80 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended March 31, 2019:

Three months ended March 31, 2019
Exercise price	$0.84 - $1.30
Market value	$0.84 - $1.30
Risk-free rate	2.49% - 2.59%
Expected term	6 years
Expected volatility	99.1% - 99.3%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended March 31,
	2019	2018
General and administrative	$697	$2,474
Research and development	-	201
Total stock-based compensation	$697	$2,675

At March 31, 2019, the Company had $2.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

10. Savant Arrangements

On the June 30, 2016 the Company and Savant Neglected Diseases, LLC (“Savant”) entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to benznidazole (the “Compound”).

In addition, on the Effective Date the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of March 31, 2019 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

As a result of the FDA granting accelerated and conditional approval of a benznidazole therapy manufactured by a competitor for the treatment of Chagas disease and awarding such competitor a neglected tropical disease PRV in August 2017, the Company ceased development of benznidazole and re-evaluated the final two vesting milestones and concluded that the probability of achievement of these milestones had decreased to 0%.

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 10, below, for more information regarding the Savant litigation. The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of March 31, 2019, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

11. Litigation

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

On July 12, 2017, Savant removed the case to the Bankruptcy Court, claiming that the action is related to or arises under the Bankruptcy Case from which the Company emerged in July 2016. On July 27, 2017, Savant filed an Answer and Counterclaims. Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that the Company breached its obligations to pay the milestone payments and other related representations and obligations.

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

On April 8, 2019, Humanigen moved to compel Savant to produce documents in response to Humanigen’s document requests.  A hearing on the motion is currently scheduled for May 13, 2019.

There have been no further proceedings in this matter to date.

12. Subsequent Event

Convertible Note Financing

Commencing on April 23, 2019, Humanigen, Inc. (the “Company”) delivered a series of convertible promissory notes (the “Convertible Notes”) evidencing an aggregate of $1.3 million of loans made to the Company by an investor group led by Sound View Capital LP.

The Convertible Notes bear interest at a rate of 7.5% per annum and will mature on the earliest of (i) twenty-four months from the date the Notes are signed (the “Stated Maturity Date”), (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company plans to use the proceeds from the Convertible Notes for working capital.

The Convertible Notes are convertible into equity securities in the Company in four different scenarios:

If the Company sells its equity securities on or before the Stated Maturity Date in any financing transaction that results in gross proceeds to the Company of at least $10,000,000 (a “Qualified Financing”) or the Company consummates a reverse merger or similar transaction, the Convertible Notes will be converted into either (i) (a) in the case of a Qualified Financing, such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon together with such additional amount of interest as would have been paid on the Convertible Notes if held to the Stated Maturity Date (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Qualified Financing or (b) in the case of a reverse merger, common stock at the same price per share paid by the buyer in such transaction (which in a stock for stock transaction, shall be based on the price per share used by the parties for purposes of setting the applicable exchange ration), or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Convertible Notes).

If the Company sells its equity securities on or before the date of repayment of the Convertible Notes in any financing transaction that results in gross proceeds to the Company of less than $10,000,000 (a “Non-Qualified Financing”), the noteholders may convert their remaining Convertible Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Convertible Notes).

The Convertible Notes may convert in the event the Company enters into or publicly announces its intention to consummate a Liquidation Event. Immediately prior to the completion of any such Liquidation Event, in lieu of receiving payment in cash, noteholders may convert the Conversion Amount into common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Convertible Notes).

In addition, upon the six-month anniversary of the date the Convertible Notes are signed or such earlier time as the Company announces the execution of definitive agreements for certain material strategic transactions, noteholders may convert any portion of the outstanding principal amount of the Convertible Notes, together with (a) any unpaid and accrued interest on such principal amount to the date the noteholder’s notice of the noteholder’s intention to convert is received by the Company (the “Notice Date”), and (b) such additional amount of interest as would have been paid on such principal amount from the Notice Date to the Stated Maturity Date, into common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Convertible Notes).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2018 Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

Our primary focus is on improving the efficacy and safety of chimeric antigen receptor T-cell, also known as CAR-T, therapy through the prophylactic administration of our proprietary Humaneered® monoclonal antibody, lenzilumab, our lead product candidate. The prophylactic administration of lenzilumab in combination with CAR-T is in development to prevent the serious and potentially life-threatening side-effects associated with CAR-T therapy, while simultaneously making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects of CAR-T therapy consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. These side-effects may also hamper the use of CAR-T therapies in earlier stage treatment of hematologic cancers and the utility of CAR-T in the treatment of solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace.

There are currently no FDA approved therapies available for the prevention of the serious side effects associated with CAR-T therapies. Pre-clinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent or significantly minimize the onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T therapy itself, thus simultaneously improving efficacy and potentially reducing relapse rates, a key issue with current CAR-T therapy where approximately half the patients who initially respond have relapsed within a year of therapy.

We continue to advance the development of lenzilumab through setting up clinical trials that we expect will serve as the basis for registration in close collaboration with some of the leading and most experienced investigators in the CAR-T field. We are also exploring partnerships with established CAR-T companies as a potential means of accelerating the development and commercialization of lenzilumab in conjunction with their existing CAR-T offerings. We aim to position lenzilumab as an essential companion product to CAR-T therapy and a necessary part of the standard pre-conditioning drug regimen that all patients treated with CAR-T currently receive.

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine which is elevated early in the inflammatory cascade and is associated with CAR-T-related side effects and in the growth of certain hematologic malignancies, solid tumors and other serious conditions. There is extensive evidence linking early elevation of GM-CSF to serious and potentially life-threatening side-effects in CAR-T therapy. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, further perpetuating the inflammatory cascade.

Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker elevated in patients who suffer severe NT as a side-effect of CAR-T therapy. Pre-clinical studies have demonstrated lenzilumab’s effectiveness in preventing CRS and significantly reducing NT associated with CAR-T therapy. The data from these studies also shows an increase in CAR-T cell expansion when lenzilumab is administered prophylactically in combination with CAR-T.

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential for treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR construct may also be useful in the treatment of a range of cancers. EphA3 is a tumor specific antigen expressed on the surface of a multitude of solid bulk tumor cells, tumor stroma cells and tumor vasculature in certain cancers. We have completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. A Phase I radio-labeled imaging trial of ifabotuzumab in recurrent glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, is enrolling at two centers in Australia, the Olivia-Newton John Cancer Institute (ONJCI) in Melbourne and the Queensland Institute for Medical Research in Brisbane. The lead investigators at the ONJCI, are also evaluating an ADC comprising ifabotuzumab.  The current trial has enrolled six patients to date, and is expected to enroll 12 patients by year end. We are also in discussions with a leading center in the U.S. to make a series of CAR constructs based on ifabotuzumab and may take these, if developed, into pre-clinical testing for a range of cancer types.   We continue to explore partnering opportunities to facilitate the development of ifabotuzumab.

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

We have incurred significant losses and had an accumulated deficit of $277.1 million as of March 31, 2019. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The condensed consolidated financial statements for the three months ended March 31, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Until December 31, 2018, we qualified as an emerging growth company (“EGC”) under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other smaller reporting companies that are not emerging growth companies.

We ceased to be considered as an EGC as of December 31, 2018. Accordingly, we are required to adopt new accounting standards on the same timeline as other smaller companies.

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2018 Form 10-K, filed with the SEC on March 26, 2019.

Results of Operations

General

We have not generated net income from operations for any periods presented. At March 31, 2019, we had an accumulated deficit of $277.1 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We track external research and development costs incurred by project for each of our clinical programs. Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

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

The following table shows our total research and development expenses for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018
External Costs
Lenzilumab	$211	$461
Ifabotuzumab	25	25
Internal costs	123	210
Total research and development	$359	$696

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Increase/(Decrease)
(in thousands)	2019	2018	$'s	%
Operating expenses:
Research and development	$359	$696	$(337)	(48)
General and administrative	1,879	3,957	(2,078)	(53)
Loss from operations	(2,238)	(4,653)	(2,415)	(52)
Interest expense	(302)	(394)	(92)	(23)
Other expense, net	(1)	(3)	(2)	(67)
Reorganization items, net	-	(37)	(37)	(100)
Net loss	$(2,541)	$(5,087)	$(2,546)	(50)

Research and development expenses decreased by $0.3 million, from $0.7 million for the three months ended March 31, 2018 to $0.4 million for the three months ended March 31, 2019. The decrease is primarily due to lower internal costs, including stock compensation; and lower spending on the development of lenzilumab, primarily in connection with the CMML trial.

General and administrative expenses decreased $2.1 million from $4.0 million for the three months ended March 31, 2018 to $1.9 million for the three months ended March 31, 2019. The decrease is primarily due to lower stock-based compensation costs and lower legal and consulting costs.

Interest expense decreased $0.1 million from $0.4 million recognized for the three months ended March 31, 2018 to $0.3 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2019 primarily consisted of interest related to the Advance Notes, entered into in June, July and August 2018, the Notes, entered into in September 2018 and the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense for the three months ended March 31, 2018 primarily consisted of interest on the Term Loans, which converted to common stock in February 2018 related to the Restructuring Transactions and the Notes payable to vendors related to our 2016 bankruptcy filing.

Reorganization items, net, decreased $0.04 million for the three months ended March 31, 2019 versus the three months ended March 31, 2018. The decrease is result of the bankruptcy being closed in September 2018.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At March 31, 2019, we had cash and cash equivalents of $0.2 million. As of May 1, 2019, we had cash and cash equivalents of $0.8 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(684)	$(1,828)
Financing activities	50	2,651
Net (decrease) increase in cash and cash equivalents and restricted cash	$(634)	$823

Net cash used in operating activities was $0.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. Cash used in operating activities of $0.7 million for the three months ended March 31, 2019 primarily related to our net loss of $2.5 million, adjusted for non-cash items, such as $0.7 million in stock-based compensation, $0.3 million in noncash interest expense, and net increases in working capital items of $0.7 million.

 Cash used in operating activities of $1.8 million for the three months ended March 31, 2018 primarily related to our net loss of $5.1 million, adjusted for non-cash items, such as $2.7 million in stock-based compensation, $0.4 million in noncash interest expense, and net increases in working capital items of $0.2 million, primarily related to an increase of $0.2 million in Accrued expenses.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2019 and was related to the exercise of stock options during the period. Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2018.  This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below) and $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018.

Restructuring Transactions

On February 27, 2018, we completed a comprehensive restructuring of our outstanding indebtedness of approximately $18.4 million under a series of term loans (the “Term Loans”) with two lender groups, including affiliates of Black Horse Capital, L.P. and raised incremental new capital from Cheval Holdings, Ltd. At the closing of the restructuring, we: (i) in exchange for the satisfaction and extinguishment of the entire balance of the Term Loans, (a) issued an aggregate of 59,786,848 shares of Common Stock (the “New Lender Shares”), and (b) transferred and assigned to a joint venture controlled by one of the term loan lenders, all of our assets related to benznidazole (the “Benz Assets”), our former drug candidate; and (ii) issued to Cheval an aggregate of 32,028,669 shares of Common Stock for total consideration of $3.0 million.

In connection with the transfer of the Benz Assets to the joint venture, the joint venture partner paid certain amounts we incurred after December 21, 2017 and prior to February 27, 2018 in investigating certain causes of action and claims related to or in connection with the Benz Assets. In addition, upon exercise of its rights under the terms of the joint venture, the joint venture partner assumed certain legal fees and expenses owed us to our litigation counsel totaling $0.3 million.

Upon completion of the Restructuring Transactions, the Black Horse Entities collectively held 66,870,851 shares of our common stock, or approximately 62.6% of our outstanding common stock. Accordingly, the completion of the Restructuring Transactions resulted in a change in control of our company, as the Black Horse Entities and their affiliates owning more than a majority of our outstanding common stock. Dr. Dale Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017, controls the Black Horse Entities and accordingly, will be able to exert control over matters of our company and will be able to determine all matters of our company requiring stockholder approval.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at March 31, 2019, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

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

Please see Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2019.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.4	Second Amended and Restated Bylaws of the Registrant.
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.
4.2	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015.
4.3†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC.
4.4	Registration Rights Agreement, dated December February 27, 2018 between the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Denotes management or director compensation plan or arrangement.

**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: May 3, 2019	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Greg Jester
Greg Jester
Chief Financial Officer
(Principal Financial and Accounting Officer)

