Form 10-Q
period 2019-06-30
HUMANIGEN, INC
filed 2019-08-13
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 12, 2019, there were 112,776,857 shares of common stock of the issuer outstanding.

1

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,091	$814
Prepaid expenses and other current assets	425	485
Total current assets	1,516	1,299

Restricted cash	71	71
Total assets	$1,587	$1,370

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,573	$2,856
Accrued expenses	3,527	3,129
Advance notes	950	807
Notes payable to vendors	1,546	1,471
Total current liabilities	9,596	8,263
Convertible notes	2,752	1,217
Total liabilities	12,348	9,480

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
June 30, 2019 and December 31, 2018; 112,741,563 and 109,897,526 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	113	110
Additional paid-in capital	269,606	266,381
Accumulated deficit	(280,480)	(274,601)
Total stockholders’ deficit	(10,761)	(8,110)
Total liabilities and stockholders’ deficit	$1,587	$1,370

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,234	$577	$1,593	$1,273
General and administrative	1,746	2,032	3,625	5,989
Total operating expenses	2,980	2,609	5,218	7,262

Loss from operations	(2,980)	(2,609)	(5,218)	(7,262)

Other expense:
Interest expense	(358)	(32)	(660)	(426)
Other income (expense), net	-	2	(1)	(1)
Reorganization items, net	-	(29)	-	(66)
Net loss	(3,338)	(2,668)	(5,879)	(7,755)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(3,338)	$(2,668)	$(5,879)	$(7,755)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	(0.05)	$(0.10)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	111,110,926	109,377,584	110,560,662	79,517,510

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(5,879)	$(7,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	19
Noncash interest expense	651	422
Stock based compensation expense	1,426	3,455
Issuance of common stock for payment of accrued compensation	90	-
Issuance of common stock in exchange for services	68	51
Changes in operating assets and liabilities:
Prepaid expenses and other assets	60	149
Accounts payable	717	(88)
Accrued expenses	594	16
Net cash used in operating activities	(2,273)	(3,731)

Financing activities:
Net proceeds from issuance of common stock	-	2,781
Net proceeds from term loan	-	50
Proceeds from exercise of stock options	325	-
Net proceeds from issuance of convertible notes	1,275	-
Net proceeds from issuance of advance notes	950	400
Net cash provided by financing activities	2,550	3,231

Net increase (decrease) in cash, cash equivalents and restricted cash	277	(500)
Cash, cash equivalents and restricted cash, beginning of period	885	838
Cash, cash equivalents and restricted cash, end of period	$1,162	$338

Supplemental cash flow disclosure:
Cash paid for interest	$8	$3
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$981	$18,432
Beneficial conversion feature of Convertible notes	$142	$-
Issuance of stock options in lieu of cash compensation	$195	$303
Issuance of common stock for payment of accrued compensation	$90	$-
Issuance of common stock in exchange for services	$68	$31

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	109,897,526	$110	$266,381	$(274,601)	$(8,110)
Issuance of stock options for payment of accrued compensation	-	-	195	-	195
Issuance of common stock for payment of accrued compensation	93,358	-	90	-	90
Issuance of common stock in exchange for services	82,432	-	68	-	68
Exercise of common stock options	75,000	-	50	-	50
Stock-based compensation expense	-	-	697	-	697
Comprehensive loss	-	-	-	(2,541)	(2,541)
Balances at March 31, 2019	110,148,316	110	267,481	(277,142)	(9,551)
Issuance of common stock upon note conversions	2,179,622	2	979	-	981
Convertible note beneficial conversion feature	-	-	143	-	143
Exercise of common stock options	413,625	1	274	-	275
Stock-based compensation expense	-	-	729	-	729
Comprehensive loss	-	-	-	(3,338)	(3,338)
Balances at June 30, 2019	112,741,563	$113	$269,606	$(280,480)	$(10,761)

	Three and Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,253,320	18	2,583	-	2,601
Issuance of stock options for payment of accrued compensation	-	-	303	-	303
Stock-based compensation expense	-	-	2,675	-	2,675
Comprehensive loss	-	-	-	(5,087)	(5,087)
Balances at March 31, 2018	109,207,786	109	262,163	(267,684)	(5,412)
Issuance of common stock	400,000	1	179	-	180
Issuance of common stock in exchange for services	88,333	-	51	-	51
Stock-based compensation expense	-	-	780	-	780
Comprehensive loss	-	-	-	(2,668)	(2,668)
Balances at June 30, 2018	109,696,119	$110	$263,173	$(270,352)	$(7,069)

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

During February 2018, the Company completed the restructuring transactions announced in December 2017 and furthered its transformation into a biopharmaceutical company pursuing cutting-edge science to develop its proprietary monoclonal antibodies for various oncology indications and to enhance T-cell engaging therapies, potentially making these treatments safer, more effective and more efficiently administered.

The Company’s primary focus is on improving the efficacy and safety of approved and development stage chimeric antigen receptor T-cell therapy, also known as CAR-T, through the prophylactic administration of its proprietary Humaneered® monoclonal antibody, lenzilumab, the Company’s lead product candidate. The prophylactic administration of lenzilumab in combination with CAR-T is in development to prevent the serious and potentially life-threatening side-effects associated with CAR-T while simultaneously making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects of CAR-T consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. These side-effects may also hamper the use of CAR-T in earlier stage treatment of hematologic cancers as well as the expansion of CAR-T into treatment of solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace.

There are currently no FDA-approved therapies available for the prevention of the serious side-effects associated with CAR-T. Pre-clinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent or significantly minimize the onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T itself, thus simultaneously improving efficacy and potentially reducing relapse rates, a key issue with current CAR-T where approximately half the patients who initially respond have relapsed within a year of therapy. The Company continues to advance the development of lenzilumab through clinical trials that it expects will serve as the basis for registration in close collaboration with some of the leading and most experienced investigators in the CAR-T field. The Company is also exploring additional partnerships with established CAR-T companies as a potential means of accelerating the development and commercialization of lenzilumab in conjunction with their existing CAR-T offerings. The Company aims to position lenzilumab as an essential companion product to CAR-T and a necessary part of the standard pre-conditioning drug regimen that all patients treated with CAR-T currently receive.

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine which is elevated early in the inflammatory cascade and where peak levels are associated with serious and potentially life-threatening CAR-T-related side-effects. GM-CSF is also implicated in the growth of certain hematologic malignancies, such as chronic myelomonocytic leukemia (CMML) and juvenile myelomonocytic leukemia (JMML), graft-versus-host-disease (GVHD) associated with hematopoietic stem cell transplant (HSCT), hemophagocytic lymphoproliferative disease (HLH), macrophage activation syndrome (MAS), certain solid tumors and other serious conditions, particularly a range of auto-immune conditions.

There is extensive published evidence from multiple academic and expert clinical centers linking early elevation of GM-CSF to serious and potentially life-threatening side-effects in CAR-T therapy. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, further perpetuating the inflammatory cascade.

Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker elevated in patients who suffer severe NT as a side-effect of CAR-T. Pre-clinical studies have demonstrated lenzilumab’s effectiveness in preventing CRS and significantly reducing NT associated with CAR-T. The data from these studies also shows an increase in CAR-T cell expansion when lenzilumab is administered prophylactically in combination with CAR-T.

On May 30, 2019, the Company entered into a Clinical Collaboration Agreement (the “Collaboration Agreement) with Kite Pharma, Inc. (“Kite”), a wholly owned subsidiary of Gilead Sciences, Inc., pursuant to which the parties agreed to conduct a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta® (axicabtagene ciloleucel) in patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) (the “Study”). The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta. Various other important parameters, including efficacy and healthcare resource utilization, will also be measured. Kite will act as the sponsor of the Study and will be responsible for its conduct.

On June 19, 2019 the Company entered into an exclusive worldwide license agreement (the “Mayo Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain technologies used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9 (GM-CSF knock-out). The license covers various patent applications and know-how developed by Mayo in collaboration with the Company. These licensed technologies complement and broaden the Company’s position in the GM-CSF neutralization space and expand the Company’s discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

On July 19, 2019 the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent Graft versus Host Disease (“GvHD”) through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”).

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential for treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR-T construct, which utilizes certain sequences of ifabotuzumab to generate a specific type of CAR-T, may also be useful in the treatment of a range of cancers. The Company is collaborating with an expert CAR-T center to make a series of CAR constructs based on ifabotuzumab, of which initial constructs have been created, and plans to move to pre-clinical testing with these constructs for a range of cancer types. EphA3 is a tumor specific antigen expressed on the surface of a multitude of solid bulk tumor cells, tumor stroma cells and tumor vasculature in certain cancers. The Company completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. A Phase I radio-labeled imaging trial of ifabotuzumab in recurrent glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, is currently enrolling at two centers in Australia, the Olivia-Newton John Cancer Research Institute (ONJCRI) in Melbourne and the Queensland Institute for Medical Research in Brisbane. The lead investigators at the ONJCI, are also evaluating an antibody-drug conjugate (ADC) comprising ifabotuzumab.  The current trial has enrolled eight patients to date, and is expected to complete enrollment with a total of twelve patients by year end and to report on the initial findings soon thereafter.   The Company continues to explore partnering opportunities to facilitate the further development of ifabotuzumab in a range of cancer types.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1 (EMR1) mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, the Company has demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. The Company is considering developing a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing. Importantly, and in contrast to other agents, HGEN005 appears to have an effect solely on eosinophils, without impacting other populations, such as mast cells.

The Company’s monoclonal antibody portfolio was developed with its proprietary, patent-protected Humaneered® technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, with a focus on oncology and other serious, chronic conditions.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $280.5 million as of June 30, 2019. At June 30, 2019, the Company had a working capital deficit of $8.1 million.  To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $12.3 million at June 30, 2019 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three and six months ended June 30, 2019 and 2018, Reorganization items, net consisted of the following charges related to the bankruptcy proceedings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Legal fees	$-	$23	$-	$53
Professional fees	-	6	-	13
Total reorganization items, net	$-	$29	$-	$66

There were no cash payments for reorganization for the three and six months ended June 30, 2019. Cash payments for reorganization items totaled $0.07 million and $0.09 million for the three and six months ended June 30, 2018, respectively.

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies since those previously disclosed in the 2018 Form 10-K.

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

	June 30,
	2019	2018
Cash and cash equivalents	$1,091	$267
Restricted cash	71	71
Total cash, cash equivalents and restricted cash as shown on statement of cash flows	$1,162	$338

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

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets. See Note 4 for a description of the Company’s current leases and their treatment under the new lease standard.

4. Leases

The Company leases an office-space under a month-to-month lease for $1,000 per month. Management has determined the lease term to be less than 12 months, including renewals, and therefore has not recorded a right-of-use asset and corresponding liability under the short-term lease recognition exemption. Lease costs for the three and six months ended June 30, 2019 totaled $3,000 and $6,400, respectively and are included in the Consolidated Statements of Operations.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2019	2018
Options to purchase common stock	15,139,374	15,651,023
Warrants to purchase common stock	331,193	331,193
	15,470,567	15,982,216

6. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value. The Company has money market funds of $71 at June 30, 2019 and December 31, 2018 that are reported as restricted cash on the balance sheet. The amortized cost of these funds equals their fair value as there were no unrealized gains or losses at June 30, 2019 or December 31, 2018.

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
	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

	Fair Value Measurements as of
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

7. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company has accrued $0.4 million and $0.3 million in interest related to these promissory notes, respectively. As June 30, 2019 fell on a Sunday, in July 2019 the Company used approximately $0.5 million of the proceeds from the 2019 Bridge Notes (described below) to retire a portion of these notes. (See below for a discussion of the 2019 Bridge Notes including proceeds received subsequent to June 30, 2019.) After giving effect to these payments in July, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety. See Part II, Item 1A. “Risk Factors” for more information.

Advance Notes

In June, July and August, 2018 the Company received an aggregate of $0.9 million of proceeds from advances made to the Company (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Lenders”). The Advance Notes accrued interest at a rate of 7% per year, compounded annually.

In accordance with their terms, on May 30, 2019, in connection with the Company’s announcement of the Collaboration Agreement with Kite, the lenders converted the amounts due under the Advance Notes into the Company’s common stock at the conversion price of $0.45 per share. The Company issued a total of 2,179,622 shares of common stock in connection with the conversion.

2018 Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “2018 Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. The 2018 Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the Notes were signed, (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company used the proceeds from the Notes for working capital.

The 2018 Notes are convertible into equity securities in the Company in three different scenarios:

If the Company sells its equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that results in gross proceeds to the Company of at least $10 million (a “Qualified Financing”), the 2018 Notes will be converted into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

If the Company sells its equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that results in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”), the noteholders may convert their remaining 2018 Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

The 2018 Notes may convert in the event the Company enters into or publicly announces its intention to consummate a Liquidation Event. Immediately prior to the completion of any such Liquidation Event, in lieu of receiving payment in cash, noteholders may convert the Conversion Amount into common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

2019 Convertible Notes

Commencing on April 23, 2019, the Company delivered a series of convertible promissory notes (the “2019 Notes”) evidencing an aggregate of $1.3 million of loans made to the Company.

The 2019 Notes bear interest at a rate of 7.5% per annum and will mature on the earliest of (i) twenty-four months from the date the 2019 Notes are signed (the “Stated Maturity Date”), (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company used the proceeds from the 2019 Notes for working capital.

The 2019 Notes are convertible into equity securities in the Company in four different scenarios:

If the Company sells its equity securities on or before the Stated Maturity Date in any financing transaction that results in gross proceeds to the Company of at least $10.0 million (a “Qualified Financing”) or the Company consummates a reverse merger or similar transaction, the 2019 Notes will be converted into either (i) (a) in the case of a Qualified Financing, such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon together with such additional amount of interest as would have been paid on the 2019 Notes if held to the Stated Maturity Date (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Qualified Financing or (b) in the case of a reverse merger, common stock at the same price per share paid by the buyer in such transaction (which in a stock for stock transaction, shall be based on the price per share used by the parties for purposes of setting the applicable exchange ration), or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

If the Company sells its equity securities on or before the date of repayment of the 2019 Notes in any financing transaction that results in gross proceeds to the Company of less than $ 10.0 million (a “Non-Qualified Financing”), the noteholders may convert their remaining Convertible Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

The 2019 Notes may convert in the event the Company enters into or publicly announces its intention to consummate a Liquidation Event. Immediately prior to the completion of any such Liquidation Event, in lieu of receiving payment in cash, noteholders may convert the Conversion Amount into common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

In addition, upon the six-month anniversary of the date the 2019 Notes are signed or such earlier time as the Company publicly announces that it has entered into a definitive arrangement with an unaffiliated third party (a “Strategic Partner”) pursuant to which, among other things, such Strategic Partner may agree to collaborate with the Company in conducting a clinical study to assess the efficacy of the Company’s lenzilumab monoclonal antibody in reducing adverse effects from neurotoxicity and cytokine release syndrome when used as a companion therapy in certain CAR-T cell therapies, noteholders may convert any portion of the outstanding principal amount of the 2019 Notes, together with (a) any unpaid and accrued interest on such principal amount to the date the noteholder’s notice of the noteholder’s intention to convert is received by the Company (the “Notice Date”), and (b) such additional amount of interest as would have been paid on such principal amount from the Notice Date to the Stated Maturity Date, into common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes). The Company’s announcement of the Collaboration Agreement with Kite satisfied this requirement and accordingly, the 2019 Notes are convertible into common stock on the above terms.

The Advance Notes, the 2018 Notes and the 2019 Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $1.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.8 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2019.

The Company evaluated the embedded features within the Advance Notes, the 2018 Notes and the 2019 Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes, the 2018 Notes and the 2019 Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes, the 2018 Notes and the 2019 Notes, as applicable, to Company common stock at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and $1.25 for the 2019 Notes, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes, the 2018 Notes or the 2019 Notes to Company common stock, the remaining unamortized discount will be charged to interest expense. Upon conversion of the Advance Notes on May 30, 2019, the remaining unamortized discount was charged to interest expense. The remaining debt discount will be amortized over 15 and 22 months for the 2018 Notes and the 2019 Notes, respectively.

2019 Bridge Notes

On June 28, 2019, the Company issued three short-term, secured bridge notes (the “2019 Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to the Company by three parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder, lent $750,000; Nomis Bay LTD, the Company’s second largest stockholder, lent $750,000; and Cameron Durrant, M.D., MBA, the Company’s Chief Executive Officer and Chairman of the Board of Directors, lent $200,000. The proceeds from the 2019 Bridge Notes were or will be used to satisfy a portion of the unsecured obligations incurred in connection with the Company’s emergence from bankruptcy in 2016 and for working capital and general corporate purposes. Of the $1.7 million in proceeds received, $950,000 was received on June 28, 2019 and was recorded as Advance notes in the Condensed Consolidated Balance Sheet as of June 30, 2019. The remaining proceeds of $750,000 were received July 1, 2019 and recorded accordingly.

The 2019 Bridge Notes bear interest at a rate of 7.0% per annum and will mature on October 1, 2019. The 2019 Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The 2019 Bridge Notes are secured by liens of substantially all of the Company’s assets.

Upon an event of default, which events include, but are not limited to, (1) the Company failing to timely pay any monetary obligation under the 2019 Bridge Notes; (2) the Company failing to pay its debts generally as they become due and (3) the Company commencing any proceeding relating to the Company under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar laws of any jurisdiction now or hereafter in effect, the interest payable on the 2019 Bridge Notes increases to 10.0% per annum. Further, upon certain events of default, all payments and obligations due and owed under the 2019 Bridge Notes shall immediately become due and payable without demand and without notice to the Company.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2019, other than the debt issuances described in Note 7 and the license agreement described in Note 10, there were no material changes to the Company’s contractual obligations from those set forth in the 2018 Form 10-K.

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

A summary of stock option activity for the six months ended June 30, 2019 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	15,409,357	$0.95
Granted	728,610	1.10
Exercised	(488,625)	0.67
Cancelled (forfeited)	(509,923)	0.62
Cancelled (expired)	(45)	9.68
Outstanding at June 30, 2019	15,139,374	$0.97

The weighted average fair value of options granted during the six months ended June 30, 2019 was $0.82 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the six months ended June 30, 2019:

Six months ended June 30, 2019
Exercise price	$0.84 - $1.30
Market value	$0.84 - $1.30
Risk-free rate	2.49% - 2.59%
Expected term	6 years
Expected volatility	99.1% - 99.3%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
General and administrative	$697	$780	$1,394	$3,254
Research and development	32	-	32	201
Total stock-based compensation	$729	$780	$1,426	$3,455

At June 30, 2019, the Company had $1.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

10. License Agreements

Mayo Agreement

On June 19, 2019 the Company entered into an exclusive worldwide license agreement (the “Mayo Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain technologies used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9 (GM-CSF knock-out). The license covers various patent applications and know-how developed by Mayo in collaboration with the Company. These licensed technologies complement and broaden the Company’s position in the GM-CSF neutralization space and expand the Company’s discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

Pursuant to the Mayo Agreement, the Company will pay $200,000 to Mayo within six months of the effective date, or upon completion of a qualified financing, whichever is earlier. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The Company accrued the initial payment in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019.

11. Savant Arrangements

On June 30, 2016 the Company and Savant Neglected Diseases, LLC (“Savant”) entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to benznidazole (the “Compound”).

In addition, on the Effective Date the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of June 30, 2019 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

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

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 12, below, for more information regarding the Savant litigation. The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of June 30, 2019, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

12. Litigation

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant Neglected Diseases, LLC (“Savant”) in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”). KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD. The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 11 - “Savant Arrangements” for more information about the MDC Agreement. The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

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

On February 13, 2018 Savant made a letter request to the Delaware Superior Court to dissolve the TRO. Also on February 13, 2018, the Company filed its Answer and Affirmative defenses to Savant’s Counterclaims. On February 15, 2018 the Company filed a letter opposition to Savant’s request to dissolve the TRO and requesting a status conference. A hearing on Savant’s request to dissolve the TRO was held before the Delaware Superior Court on March 19, 2018. The Delaware Superior Court denied Savant’s request to dissolve the TRO and the TRO remains in effect.

On April 11, 2018, the Company advised the Delaware Superior Court that it would meet and confer with Savant regarding a proposed case management order and date for trial. On April 26, 2018 the Delaware Superior Court so-ordered a proposed case management order submitted by the Company and Savant. The schedule in the case management order was modified by stipulation on August 24, 2018.

On April 8, 2019, the Company moved to compel Savant to produce documents in response to the Company’s document requests.  The parties thereafter agreed to a discovery schedule through June 30, 2019, which the Superior Court so-ordered, and the parties produced documents to each other.

On June 4, 2019, Savant filed a complaint against the Company and Madison Joint Venture LLC (“Madison”) in the Delaware Court of Chancery (the “Chancery Action”) seeking to “recover as damages that amounts owed to it under the MDC Agreement, and to reclaim Savant’s intellectual property,” among other things.  Savant also requested leave to move to dismiss the Company’s complaint on the grounds that the Company’s transfer of assets to Madison was champertous.  On June 10, 2019, the Company requested by letter that the Superior Court hold a contempt hearing because the Chancery Action violated the TRO entered by the Bankruptcy Court, the terms of which have been extended by stipulation of the parties.  On June 18, 2019, the Superior Court held a telephonic status conference.  The parties agreed that the Chancery Action should be consolidated with the Superior Court action, after which the Superior Court would address the parties’ motions.

On July 22, 2019, the Company moved for contempt against Savant.  Savant filed its opposition on July 29, 2019.

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  The Company’s response is due August 27, 2019.

On July 25, 2019, Savant moved for a preliminary injunction hearing. The Company filed its response on August 1, 2019.

On July 26, 2019, the Company moved to modify the previously agreed-upon discovery schedule to extend discovery through December 31, 2019.

On July 30, 2019, the Company filed a motion to dismiss Savant’s Chancery Court complaint. The Company’s opening brief is due on September 6, 2019.

On August 12, 2019, the Superior Court denied the Company’s motion for contempt.

Savant’s motion for summary judgment and the Company’s motion to dismiss will be heard on October 7, 2019, after which the parties will meet and confer and agree on a joint scheduling order going forward.

13. Subsequent Events

On July 19, 2019 the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent Graft versus Host Disease (“GvHD”) through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”).

Pursuant to the Zurich Agreement, the Company paid $100,000 to UZH in July 2019. The Zurich Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2018 Form 10-K for the fiscal year ended December 31, 2018. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to pursue the Kite collaboration and undertake the clinical trials that we plan to initiate, and continue as a going concern;

•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	our ability to successfully pursue the Kite collaboration;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the timing of the initiation, enrollment and completion of planned clinical trials;

•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

•	the potential, if any, for future development of any of our present or future products;

•	increasing levels of market acceptance of CAR-T therapies and the development of a market for lenzilumab;

•	our ability to successfully progress, partner or complete further development of our programs;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to identify and develop additional uses for our products;

•	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

•	the outcome of pending or future litigation;

•	the ability of our controlling stockholder to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions,

•	limitations, and/or warnings in the label of an approved product candidate;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products.

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

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, we changed our legal name to Humanigen, Inc..

During February 2018, we completed the financial restructuring transactions announced in December 2017 and furthered our transformation into a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies for various oncology indications and to enhance T-cell engaging therapies, potentially making these treatments safer, more effective and more efficiently administered.

Our primary focus is on improving the efficacy and safety of approved and development stage chimeric antigen receptor T-cell therapy, also known as CAR-T, through the prophylactic administration of our proprietary Humaneered® monoclonal antibody, lenzilumab, our lead product candidate. The prophylactic administration of lenzilumab in combination with CAR-T is in development to prevent the serious and potentially life-threatening side-effects associated with CAR-T, while simultaneously making those therapies more effective, efficient and cost-effective. Identifying, treating and managing severe side-effects of CAR-T consumes significant hospital resources and additional costs that we believe have impeded the pace of adoption of these promising and highly effective treatments as the standard of care for certain hematologic cancers. These side-effects may also hamper the use of CAR-T in earlier stage treatment of hematologic cancers and the utility of CAR-T in the treatment of solid tumors, both of which represent significant growth drivers for the overall CAR-T marketplace.

There are currently no FDA approved therapies available for the prevention of the serious side effects associated with CAR-T therapies. Pre-clinical data generated in partnership with the Mayo Clinic indicates that the use of lenzilumab may prevent or significantly minimize the onset of both CAR-T induced neurologic toxicities (NT) and cytokine release syndrome (CRS) while also enhancing the proliferation and effector functions of the CAR-T itself, thus simultaneously improving efficacy and potentially reducing relapse rates, a key issue with current CAR-T therapy where approximately half the patients who initially respond have relapsed within a year of therapy. We continue to advance the development of lenzilumab through clinical trials that we expect will serve as the basis for registration in close collaboration with some of the leading and most experienced investigators in the CAR-T field. We are also exploring additional partnerships with established CAR-T companies as a potential means of accelerating the development and commercialization of lenzilumab in conjunction with their existing CAR-T offerings. We aim to position lenzilumab as an essential companion product to CAR-T and a necessary part of the standard pre-conditioning drug regimen that all patients treated with CAR-T currently receive.

Lenzilumab is a recombinant monoclonal antibody (mAb) that neutralizes soluble granulocyte-macrophage colony-stimulating factor (GM-CSF) a critical cytokine which is elevated early in the inflammatory cascade and where peak levels are associated with serious and potentially life-threatening CAR-T-related side effects. GM-CSF is also implicated in the growth of certain hematologic malignancies, such as chronic myelomonocytic leukemia (CMML) and juvenile myelomonocytic lymphoproliferative disease (HLH), macrophage activation syndrome (MAS), certain solid tumors and other serious conditions, particularly a range of auto-immune conditions.

There is extensive published evidence from multiple academic and expert clinical centers linking early elevation of GM-CSF to serious and potentially life-threatening side-effects in CAR-T. Following CAR-T administration GM-CSF initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells then produce key downstream cytokines known to be associated with development of NT and CRS, further perpetuating the inflammatory cascade.

Peer-reviewed publications in leading journals by well-recognized experts have shown that GM-CSF is a biomarker elevated in patients who suffer severe NT as a side-effect of CAR-T. Pre-clinical studies have demonstrated lenzilumab’s effectiveness in preventing CRS and significantly reducing NT associated with CAR-T. The data from these studies also shows an increase in CAR-T cell expansion when lenzilumab is administered prophylactically in combination with CAR-T.

On May 30, 2019, we entered into the Collaboration Agreement with Kite pursuant to which the parties agreed to conduct a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta® (axicabtagene ciloleucel) in patients with relapsed or refractory diffuse large B-cell lymphoma. The primary objective of the study is to determine the effect of lenzilumab on the safety of Yescarta. Various other important parameters, including efficacy and healthcare resource utilization will also be measured. Kite will act as the sponsor of the study and will be responsible for its conduct.

On June 19, 2019 we entered into an exclusive worldwide license agreement (the “Mayo Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain technologies used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9 (GM-CSF knock-out). The license covers various patent applications and know-how developed by Mayo in collaboration with us. These licensed technologies complement and broaden our position in the GM-CSF neutralization space and expand our discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

On July 19, 2019 we entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent Graft versus Host Disease (“GvHD”) through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden our position in the application of GM-CSF and expands our development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”).

Ifabotuzumab is an anti-Eph Type-A receptor 3 (EphA3) mAb that has the potential for treating solid tumors, hematologic malignancies and serious pulmonary conditions. Anti-EphA3 as a CAR-T construct, which utilizes certain sequences of ifabotuzumab to generate a specific type of CAR-T, may also be useful in the treatment of a range of cancers. We are collaborating with an expert CAR-T center to make a series of CAR constructs based on ifabotuzumab, of which initial constructs have been created, and plan to move to clinical testing with these constructs for a range of cancer types. EphA3 is a tumor specific antigen expressed on the surface of a multitude of solid bulk tumor cells, tumor stroma cells and tumor vasculature in certain cancers. We have completed the Phase I dose escalation portion of a Phase I/II clinical trial in ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. A Phase I radio-labeled imaging trial of ifabotuzumab in recurrent glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, is enrolling at two centers in Australia, the Olivia-Newton John Cancer Research Institute (ONJCRI) in Melbourne and the Queensland Institute for Medical Research in Brisbane. The lead investigators at the ONJCI, are also evaluating an ADC comprising ifabotuzumab.  The current trial has enrolled eight patients to date, and is expected to complete enrollment with a total of twelve patients by year end and to report on the initial findings soon thereafter. We continue to explore partnering opportunities to facilitate the development of ifabotuzumab in a ranges of cancer types.

HGEN005 is a pre-clinical stage anti-human epidermal growth factor-like module containing mucin-like hormone receptor 1 (EMR1) mAb. EMR1 is a therapeutic target for eosinophilic disorders. Eosinophils are a type of white blood cell. If too many are produced in the body, chronic inflammation and tissue and organ damage may result. Analysis of blood and bone marrow shows that surface expression of EMR1 is restricted to mature eosinophils and correlated with eosinophilia. Tissue eosinophils also express EMR1. In pre-clinical work, we have demonstrated that eosinophil killing is enhanced in the presence of HGEN005 and immune effector cells. A major limitation of current eosinophil targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity, which may mean that HGEN005 could offer promise in a range of eosinophil-driven diseases, such as eosinophilic asthma, eosinophilic esophagitis and eosinophilic granulomatosis with polyangiitis. We are considering developing a series of CAR constructs based on HGEN005 and may take or partner these constructs, if developed, into pre-clinical testing. Importantly, and in contrast to other agents, HGEN005 appears to have an effect solely on eosinophils without impacting other populations, such as mast cells.

Lenzilumab, ifabotuzumab and HGEN005 were each developed with our proprietary, patent-protected Humaneered technology, which consists of methods for converting antibodies (typically murine) into engineered, high-affinity antibodies designed for human therapeutic use, with a focus on oncology and other serious chronic conditions.

We have incurred significant losses and had an accumulated deficit of $280.5 million as of June 30, 2019. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

General

We have not generated net income from operations for any periods presented. At June 30, 2019, we had an accumulated deficit of $280.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
External Costs
Lenzilumab	$1,068	$476	$1,279	$937
Ifabotuzumab	29	25	54	50
Internal costs	137	76	260	286
Total research and development	$1,234	577	$1,593	$1,273

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$1,234	$577	$657	114
General and administrative	1,746	2,032	(286)	(14)
Loss from operations	(2,980)	(2,609)	371	14
Interest expense	(358)	(32)	326	1,019
Other expense, net	-	2	2	100
Reorganization items, net	-	(29)	(29)	(100)
Net loss	$(3,338)	$(2,668)	$670	25

Research and development expenses increased by $0.6 million, from $0.6 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019. The increase is primarily due to higher spending on the development of lenzilumab.

General and administrative expenses decreased $0.3 million from $2.0 million for the three months ended June 30, 2018 to $1.7 million for the three months ended June 30, 2019. The decrease is primarily due to lower compensation expense, including stock-based compensation costs, lower facility lease costs and lower professional fees.

Interest expense increased $0.3 million from $0.0 million recognized for the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019. Interest expense for the three months ended June 30, 2019 primarily consisted of interest related to the Advance Notes, entered into in June, July and August 2018, the 2018 Notes, entered into in September 2018, the 2019 Notes entered into in April 2019 and the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense for the three months ended June 30, 2018 primarily consisted of interest on the Term Loans, which converted to common stock in February 2018 related to the Restructuring Transactions and the Notes payable to vendors related to our 2016 bankruptcy filing.

There were no reorganization costs incurred for the three months ended June 30, 2019. The bankruptcy was closed in September 2018 and, as a result, there were minimal costs for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$1,593	$1,273	$320	25
General and administrative	3,625	5,989	(2,364)	(39)
Loss from operations	(5,218)	(7,262)	(2,044)	(28)
Interest expense	(660)	(426)	234	55
Other expense, net	(1)	(1)	-	100
Reorganization items, net	-	(66)	$(66)	(100)
Net loss	$(5,879)	$(7,755)	$(1,876)	(24)

Research and development expenses increased by $0.3 million, from $1.3 million for the six months ended June 30, 2018 to $1.6 million for the six months ended June 30, 2019. The increase is primarily due to higher spending on the development of lenzilumab.

General and administrative expenses decreased $2.4 million from $6.0 million for the six months ended June 30, 2018 to $3.6 million for the six months ended June 30, 2019. The decrease is primarily due to a $1.9 million decrease in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions in 2018, with no similar issuances in 2019, and a decrease of $0.4 million in professional fees.

Reorganization items, net, decreased $0.1 million for the six months ended June 30, 2019 versus the six months ended June 30, 2018. The decrease is related to the absence of reorganization expenses in the current six-month period.

Interest expense increased $0.2 million from $0.4 million recognized for the six months ended June 30, 2018 to $0.6 million for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2019 primarily consisted of interest related to the Advance Notes, entered into in June, July and August 2018, the 2018 Notes, entered into in September 2018, the 2019 Notes entered into in April 2019 and the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense for the six months ended June 30, 2018 primarily consisted of interest on the Term Loans, which converted to common stock in February 2018 related to the Restructuring Transactions and the Notes payable to vendors related to our 2016 bankruptcy filing.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At June 30, 2019, we had cash and cash equivalents of $1.1 million. As of August 12, 2019, we had cash and cash equivalents of approximately $500 thousand.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(2,273)	$(3,731)
Financing activities	2,550	3,231
Net increase (decrease) in cash and cash equivalents	$277	$(500)

Net cash used in operating activities was $2.3 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Cash used in operating activities of $2.3 million for the six months ended June 30, 2019 primarily related to our net loss of $5.9 million, adjusted for non-cash items, such as $1.4 million in stock-based compensation, $0.7 million in noncash interest expense, and net increases in working capital items of $1.4 million.

 Cash used in operating activities of $3.7 million for the six months ended June 30, 2018 primarily related to our net loss of $7.8 million, adjusted for non-cash items, such as $3.5 million in stock-based compensation, $0.4 million in noncash interest expense, and net increases in working capital items of $0.1 million.

Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2019 and was related to the issuance of debt and the exercise of stock options during the period. Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2018. This amount consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018 and $0.4 million received from the issuance of the Advance Notes on June 29, 2018.

On July 1, 2019, we received proceeds from one of the 2019 Bridge Notes in the amount of $750,000 which had not been received as of June 30, 2019. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

Restructuring Transactions

On February 27, 2018, we completed a comprehensive restructuring of our outstanding indebtedness of approximately $18.4 million under a series of term loans (the “Term Loans”) with two lender groups, including affiliates of Black Horse Capital, L.P. and raised incremental new capital from Cheval Holdings, Ltd.. At the closing of the restructuring, we: (i) in exchange for the satisfaction and extinguishment of the entire balance of the Term Loans, (a) issued an aggregate of 59,786,848 shares of Common Stock (the “New Lender Shares”), and (b) transferred and assigned to a joint venture controlled by one of the term loan lenders, all of our assets related to benznidazole (the “Benz Assets”), our former drug candidate; and (ii) issued to Cheval an aggregate of 32,028,669 shares of Common Stock for total consideration of $3.0 million.

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

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the progress and timing of the Study we are pursuing with Kite, and related costs we are required to incur;

•	the type, number, timing, progress, costs, and results of the other product candidate development programs that we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our other pre-clinical and clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;

•	our ability to establish and maintain development partnering arrangements and any associated funding;

•	the emergence of competing products or technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion and costs of manufacturing our product candidates; and

•	the costs associated with being a public company.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer, who is also acting as our Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of June 30, 2019 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). On June 28, 2019, J. Greg Jester, our then Chief Financial Officer, died unexpectedly. Dr. Cameron Durrant, our Chief Executive Officer, is acting, on an interim basis, as the Company’s principal financial and accounting officer. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer has concluded that, as of June 30, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at June 30, 2019, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

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

Please see Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended June 30, 2019.

Item 1A.	Risk Factors.

If we cannot obtain additional financing, we may not be able to pursue our collaboration with Kite or other business issues, or continue as a going concern.

As previously disclosed, we do not expect to recognize any revenues while we continue to pursue the development of lenzilumab and our other product candidates. As a result, we require substantial additional capital to support our business efforts, including our collaboration with Kite Pharma, Inc. (a Gilead company). Under our agreement with Kite, the parties have agreed to conduct a multi-center Phase 1/2 study of lenzilumab with Kite’s Yescarta® (axicabtagene ciloleucel) in patients with relapsed or refractory B-cell lymphoma. The primary objective of the study is to determine the effect of lenzilumab on the safety of Yescarta, as well as to determine potential enhanced efficacy and healthcare resource utilization associated with the combination. We currently project we will be responsible for an aggregate of approximately $8 million in out-of-pocket costs assuming a total of 72 patients are enrolled in the study, of which $2 million will be required to be paid to Kite thirty days prior to the initiation of the study.

As of June 30, 2019, our current liabilities of approximately $12.1 million exceeded our current assets of approximately $1.5 million. Our cash position was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. We paid approximately $0.5 million to extinguish certain of these notes in July 2019. After giving effect to these payments in July, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety notes, as our available cash balance as of the date of this filing was approximately $500 thousand.

Accordingly, we are seeking financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates, to enable us to pursue the Kite collaboration and our other business initiatives. As disclosed in Note 7 to the accompanying unaudited condensed consolidated financial statements, since 2018, our capital-raising efforts have succeeded in raising a series of short-term bridge loans and convertible debt financings, most recently a short-term bridge financing advanced by our two largest stockholders which collectively control approximately 91% of our outstanding common stock, and our Chairman and Chief Executive Officer, Dr. Cameron Durrant. The bridge loans bear interest at 7% per year; are secured by liens on substantially all of our assets; and mature October 31, 2019 unless earlier repaid or extended. The interest on the bridge loans would increase to 10% per year upon any default of our obligations.

Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would materially harm our business, financial condition and results of operations. In addition, the lenders under our bridge financing would be entitled to exercise all available remedies available to them, and we may not be able to continue as a going concern.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.4	Second Amended and Restated Bylaws of the Registrant.
10.1*	Form of 2019 Convertible Note.
10.2*	Clinical Collaboration Agreement, dated May 30, 2019 between the Registrant and Kite Pharma, Inc.
10.3*	Form of 2019 Bridge Note
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	Filed herewith.

**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: August 12, 2019	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Cameron Durrant
Cameron Durrant
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

