Form 10-Q
period 2019-09-30
HUMANIGEN, INC
filed 2019-10-28
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐

As of October 25, 2019, there were 112,780,386 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$157	$814
Prepaid expenses and other current assets	366	485
Total current assets	523	1,299

Restricted cash	71	71
Total assets	$594	$1,370

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,932	$2,856
Accrued expenses	3,525	3,129
Advance notes	1,730	807
Notes payable to vendors	1,067	1,471
Total current liabilities	10,254	8,263
Convertible notes	3,006	1,217
Total liabilities	13,260	9,480

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
September 30, 2019 and December 31, 2018; 112,780,386 and 109,897,526 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	113	110
Additional paid-in capital	270,090	266,381
Accumulated deficit	(282,869)	(274,601)
Total stockholders’ deficit	(12,666)	(8,110)
Total liabilities and stockholders’ deficit	$594	$1,370

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$549	$535	$2,142	$1,808
General and administrative	1,497	1,804	5,122	7,793
Total operating expenses	2,046	2,339	7,264	9,601

Loss from operations	(2,046)	(2,339)	(7,264)	(9,601)

Other expense:
Interest expense	(343)	(116)	(1,003)	(542)
Other income (expense), net	-	319	(1)	318
Reorganization items, net	-	(40)	-	(106)
Net loss	(2,389)	(2,176)	(8,268)	(9,931)
Other comprehensive income	-	-	-	-
Comprehensive loss	$(2,389)	$(2,176)	$(8,268)	$(9,931)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.07)	$(0.11)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	112,766,614	109,766,974	111,303,918	89,655,878

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(8,268)	$(9,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	19
Noncash interest expense	961	512
Stock based compensation expense	1,877	4,170
Issuance of common stock for payment of accrued compensation	120	85
Issuance of common stock in exchange for services	71	67
Gain on forgiveness of accrued legal fees	-	(275)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	119	308
Accounts payable	1,076	(159)
Accrued expenses	592	219
Net cash used in operating activities	(3,452)	(4,985)

Investing activities:
Changes in restricted cash	-	30
Net cash provided by investing activities	-	30

Financing activities:
Net proceeds from issuance of common stock	-	2,781
Net proceeds from term loan	-	50
Proceeds from exercise of stock options	325	-
Net proceeds from issuance of convertible notes	1,275	2,500
Net proceeds from issuance of advance notes	1,700	925
Payments on notes payable to vendors	(505)	-
Net cash provided by financing activities	2,795	6,256

Net increase (decrease) in cash, cash equivalents and restricted cash	(657)	1,301
Cash, cash equivalents and restricted cash, beginning of period	885	737
Cash, cash equivalents and restricted cash, end of period	$228	$2,038

Supplemental cash flow disclosure:
Cash paid for interest	$8	$6
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$981	$18,432
Beneficial conversion feature of Advance notes	$-	$271
Beneficial conversion feature of Convertible notes	$143	$1,465
Issuance of stock options in lieu of cash compensation	$195	$303
Issuance of common stock for payment of accrued compensation	$120	$85
Issuance of common stock in exchange for services	$71	$67

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	109,897,526	$110	$266,381	$(274,601)	$(8,110)
Issuance of stock options for payment of accrued compensation	-	-	195	-	195
Issuance of common stock for payment of accrued compensation	93,358	-	90	-	90
Issuance of common stock in exchange for services	82,432	-	68	-	68
Issuance of common stock upon note conversions	2,179,622	2	979	-	981
Convertible note beneficial conversion feature	-	-	143	-	143
Exercise of common stock options	488,625	1	324	-	325
Stock-based compensation expense	-	-	1,426	-	1,426
Comprehensive loss	-	-	-	(5,879)	(5,879)
Balances at June 30, 2019	112,741,563	113	269,606	(280,480)	(10,761)
Issuance of common stock for payment of accrued compensation	35,294	-	30	-	30
Issuance of common stock in exchange for services	3,529	-	3	-	3
Stock-based compensation expense	-	-	451	-	451
Comprehensive loss	-	-	-	(2,389)	(2,389)
Balances at September 30, 2019	112,780,386	$113	$270,090	$(282,869)	$(12,666)

	Three and Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest
and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,653,320	19	2,762	-	2,781
Issuance of common stock in exchange for services	88,333	-	51	-	51
Issuance of stock options for payment of accrued compensation	-	-	303	-	303
Stock-based compensation expense	-	-	3,455	-	3,455
Comprehensive loss	-	-	-	(7,755)	(7,755)
Balances at June 30, 2018	109,696,119	110	263,173	(270,352)	(7,069)
Issuance of common stock in exchange for services	25,000	-	16	-	16
Issuance of common stock for payment of accrued compensation	151,407	-	85	-	85
Beneficial conversion feature of Advance notes	-	-	271	-	271
Beneficial conversion feature of Convertible notes	-	-	1,465	-	1,465
Stock-based compensation expense	-	-	715	-	715
Comprehensive loss	-	-	-	(2,176)	(2,176)
Balances at September 30, 2018	109,872,526	$110	$265,725	$(272,528)	$(6,693)

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

During February 2018, the Company completed the restructuring transactions announced in December 2017 and furthered its transformation into a biopharmaceutical company pursuing cutting-edge science to develop its proprietary monoclonal antibodies to enhance T-cell engaging therapies for various oncology indications, potentially making these treatments safer, more effective and more efficiently administered. The Company has sharpened its focus to develop novel cell therapies leveraging its understanding of a potentially key pathway which includes its antibody and gene-editing assets.

The Company is a clinical-stage biopharmaceutical company developing its portfolio of next-generation cell and gene therapies for the treatment of cancers via its novel, human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) neutralization and gene knockout platforms. As a leader in GM-CSF pathway science, the Company believes that it has the ability to transform chimeric antigen receptor T-cell (“CAR-T”) therapy and a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities (referred to as the efficacy/toxicity linkage).

The Company believes that its GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and pre-clinical in-vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects. GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of myeloid derived suppressor cells (“MDSC’s”) that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. The Company’s strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

The Company believes that its GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab, the Company’s proprietary Humaneered® anti-GM-CSF immunotherapy, has the potential to be used in combination with any United States Food and Drug Administration (“FDA”)-approved or development stage T-cell therapies, including CAR-T therapy, as well as in combination with other cell therapies such as allogeneic hematopoietic stem cell transplant (“HSCT”), to make these treatments safer and more effective. In addition, the Company’s GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

The Company’s immediate focus is combining FDA-approved and development stage CAR-T therapies with lenzilumab, its proprietary Humaneered® anti-human-GM-CSF immunotherapy, which is its lead product candidate. A clinical collaboration with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”), was recently announced to evaluate the use of lenzilumab with Yescarta®, axicabtagene ciloleucel (“Yescarta” or “Yescarta®”), in a multicenter clinical trial in adults with relapsed or refractory large B-cell lymphoma. The Company is also focused on creating next-generation combinatory gene-edited CAR-T therapies using strategies to improve efficacy while employing GM-CSF gene knockout technologies to control toxicity. The Company is also developing its own portfolio of proprietary first-in-class EphA3-CAR-Ts for various solid cancers and EMR1-CAR-Ts for various eosinophilic disorders. The Company is also exploring the effectiveness of its GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage, including the prevention and/or treatment of graft-versus-host disease (“GvHD”) in patients undergoing allogeneic HSCT. The Company has established several partnerships with leading institutions to advance its innovative cell and gene therapy pipeline.

Lenzilumab

Lenzilumab, the Company’s lead product candidate, is a clinical-stage Humaneered monoclonal antibody (“mAb”) that neutralizes human GM-CSF and has the potential to prevent or reduce certain serious side-effects associated with CAR-T therapy and improve upon the efficacy of CAR-T therapy. Pre-clinical data generated by the Mayo Clinic (the “Mayo Clinic”) in collaboration with the Company, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of the CAR-T therapy. This may also result in durable, or longer term, responses.

The Company is continuing to advance the development of lenzilumab in combination with CAR-T therapy through a non-exclusive clinical collaboration with Kite, entered into on May 30, 2019, pursuant to which the Company and Kite will conduct a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”) (the “Study”). The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta. Kite’s Yescarta is one of two CAR-T therapies that have been approved by the FDA, is currently the CAR-T therapy market leader and the Company’s collaboration with Kite is currently the only clinical collaboration with the potential to improve both the safety and efficacy of CAR-T therapy. The Company also plans to measure other potentially beneficial effects on efficacy and healthcare resource utilization. In addition, lenzilumab’s success in preventing serious and potentially life-threatening side-effects could offer economic benefits to medical system payers in the United States and abroad by making the CAR-T therapy capable of being administered, and follow-up care subsequently monitored and managed, potentially on an out-patient basis in certain patients and circumstances. In turn, the Company believes that delivering such provider and payer benefits might accelerate the use of the CAR-T therapy itself, and thereby permit the Company to generate further revenues from sales of lenzilumab.

In addition to CAR-T therapy, the Company is committed to advancing its diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with its current and future partners.

In July 2019, the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”). Under the Zurich Agreement, the Company has in-licensed certain technologies that it believes may be used to prevent or treat GvHD, thereby expanding its development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. There are currently no FDA-approved agents for the prevention of GvHD, nor treatment of GvHD in patients identified as high risk by certain biomarkers. The Company believes that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial graft-versus-leukemia (“GvL”) effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. The Company aims to position lenzilumab as a “must have” companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD.

Given the Company’s focus on developing lenzilumab in the treatment of rare cancers, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

GM-CSF Gene Knockout

The Company is advancing its GM-CSF knockout gene-editing CAR-T platform through an exclusive worldwide license agreement (the “Mayo Agreement”) that it entered into in June 2019 with the Mayo Foundation for Medical Education and Research (“Mayo Foundation”). Under the Mayo Agreement, the Company has in-licensed certain technologies that it believes may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. The Company believes that its GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy.

Preclinical data indicate that GM-CSF gene knockout CAR-T cells show improved overall survival compared to wild type CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. The Company is establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and is also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities.  Through targeted gene expression and modulating cytokine activation signaling, the Company may be able to increase the proportion of younger and fitter T-cells produced during expansion, increase the proliferative potential, and inhibit activation induced cell death, thereby improving the cancer killing activity of its engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. The Company plans to continue development of this technology in combination approaches that could add to the observed efficacy benefits of current generation CAR-T products. In addition, the Company anticipates that its GM-CSF knockout gene-editing CAR-T platform may be a future backbone for controlling the serious side-effects that hamper CAR-T therapy that lead to serious and sometimes fatal outcomes for patients as a result of the CAR-T therapy itself.

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

The Company is working to generate its own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-Eph Type-A receptor 3(“EphA3”) monoclonal antibody. Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer. By developing an EphA3-CAR-T using ifabotuzumab as the backbone, the Company may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. The Company is collaborating with the Mayo Clinic and plans to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing Investigational New Drug (“IND”) enabling work.

EMR1-CAR: Targeting Eosinophils

The Company’s EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets the epidermal growth factor-like module containing mucin-like hormone receptor 1 (“EMR1”). The Company’s EMR1-CAR-T based on the HGEN005 backbone is another approach in its growing platform of CAR-T therapies. The Company believes that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In pre-clinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. The Company has engaged with National Institutes of Health (“NIH”) to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as several other potential partners, although there is no assurance that the Company will reach any agreements for these next steps.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $282.9 million as of September 30, 2019. At September 30, 2019, the Company had a working capital deficit of $9.7 million.  To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $13.3 million at September 30, 2019 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three and nine months ended September 30, 2019 and 2018, Reorganization items, net consisted of the following charges related to the bankruptcy proceedings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Legal fees	$-	$32	$-	$85
Professional fees	-	8	-	21
Total reorganization items, net	$-	$40	$-	$106

There were no cash payments for reorganization for the three and nine months ended September 30, 2019. Cash payments for reorganization items totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

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

	September 30,
	2019	2018
Cash and cash equivalents	$157	$2,038
Restricted cash	71	71
Total cash, cash equivalents and restricted cash as shown on statement of cash flows	$228	$2,109

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

4. Leases

The Company leases an office-space under a month-to-month lease for $1,000 per month. Management has determined the lease term to be less than 12 months, including renewals, and therefore has not recorded a right-of-use asset and corresponding liability under the short-term lease recognition exemption. Lease costs for the three and nine months ended September 30, 2019 totaled approximately $3,400 and $9,800, respectively and are included in the Consolidated Statements of Operations and Comprehensive Loss.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2019	2018
Options to purchase common stock	15,139,374	15,551,023
Warrants to purchase common stock	331,193	331,193
	15,470,567	15,882,216

6. Fair Value of Financial Instruments

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents are carried at fair value. The Company has money market funds of approximately $71,000 at September 30, 2019 and December 31, 2018 that are reported as restricted cash on the balance sheet. The amortized cost of these funds equals their fair value as there were no unrealized gains or losses at September 30, 2019 or December 31, 2018.

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
	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

	Fair Value Measurements as of
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	$—	$71

7. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, the Company used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. After giving effect to these payments, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million as of September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company has accrued $0.4 million and $0.3 million in interest related to these promissory notes, respectively. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety. See Part II, Item 1A. “Risk Factors” for more information.

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

2018 Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “2018 Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. The 2018 Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the 2018 Notes were signed, (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by the Company of all or substantially all of its assets (in any case, a “Liquidation Event”). The Company used the proceeds from the 2018 Notes for working capital.

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

The Advance Notes, the 2018 Notes and the 2019 Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $1.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.8 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2019.

The Company evaluated the embedded features within the Advance Notes, the 2018 Notes and the 2019 Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes, the 2018 Notes and the 2019 Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes, the 2018 Notes and the 2019 Notes, as applicable, to Company common stock at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and $1.25 for the 2019 Notes, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes, the 2018 Notes or the 2019 Notes to Company common stock, the remaining unamortized discount will be charged to interest expense. Upon conversion of the Advance Notes on May 30, 2019, the remaining unamortized discount was charged to interest expense. The remaining debt discount will be amortized over 12 and 19 months for the 2018 Notes and the 2019 Notes, respectively.

2019 Bridge Notes

On June 28, 2019, the Company issued three short-term, secured bridge notes (the “2019 Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to the Company by three parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder, lent $750,000; Nomis Bay LTD, the Company’s second largest stockholder, lent $750,000; and Cameron Durrant, M.D., MBA, the Company’s Chief Executive Officer and Chairman of the Board of Directors, lent $200,000. The proceeds from the 2019 Bridge Notes were used to satisfy a portion of the unsecured obligations incurred in connection with the Company’s emergence from bankruptcy in 2016 and for working capital and general corporate purposes. Of the $1.7 million in proceeds received, $950,000 was received on June 28, 2019 and was recorded as Advance notes in the Condensed Consolidated Balance Sheet as of June 30, 2019. The remaining proceeds of $750,000 were received July 1, 2019 and recorded accordingly.

The 2019 Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of October 1, 2019. On October 8, 2019, the Company and the lenders agreed to extend the maturity date of the 2019 Bridge Notes from October 1, 2019 until December 31, 2019 and to waive any prior default up to and including the date of the amendment. No other changes to the terms of the 2019 Bridge Notes were made in connection with the extension of the maturity date. The 2019 Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The 2019 Bridge Notes are secured by liens of substantially all of the Company’s assets.

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

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2019, other than the debt issuances described in Note 7 and the license agreements described in Note 10, there were no material changes to the Company’s contractual obligations from those set forth in the 2018 Form 10-K.

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

A summary of stock option activity for the nine months ended September 30, 2019 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	15,409,357	$0.95
Granted	728,610	1.10
Exercised	(488,625)	0.67
Cancelled (forfeited)	(509,923)	0.62
Cancelled (expired)	(45)	9.68
Outstanding at September 30, 2019	15,139,374	$0.97

The weighted average fair value of options granted during the nine months ended September 30, 2019 was $1.10 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2019:

Nine months ended September 30, 2019
Exercise price	$0.84 - $1.30
Market value	$0.84 - $1.30
Risk-free rate	2.49% - 2.59%
Expected term	6 years
Expected volatility	99.1% - 99.3%
Dividend yield	-

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
General and administrative	$419	$715	$1,813	$3,969
Research and development	32	-	64	201
Total stock-based compensation	$451	$715	$1,877	$4,170

At September 30, 2019, the Company had $1.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.7 years.

10. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc., pursuant to which the Company and Kite will conduct a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta.

Pursuant to the Kite Agreement, the Company shall supply Lenz to the collaboration for use in the study and will contribute up to approximately $8.0 million towards the out-of-pocket costs of the study.

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

Pursuant to the Mayo Agreement, the Company will pay $200,000 to Mayo within six months of the effective date, or upon completion of a qualified financing, whichever is earlier. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The Company accrued the initial payment in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019.

Zurich Agreement

On July 19, 2019 the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent or treat Graft versus Host Disease (“GvHD”) through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”).

Pursuant to the Zurich Agreement, the Company paid $100,000 to UZH in July 2019. The Zurich Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The license payment of $100,000 was recorded as expense in Research and development in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of September 30, 2019.

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

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of September 30, 2019 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

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

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018.

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

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  The Company filed its response and cross-motion for summary judgment on August 27, 2019.  Savant filed its reply on September 10, 2019 and the Company filed its cross-reply on September 20, 2019.  The motion is fully briefed, but no argument date has been set.

On July 26, 2019, the Company moved to modify the previously agreed-upon discovery schedule to extend discovery through December 31, 2019, which the Court granted.

On July 30, 2019, the Company filed a motion to dismiss Savant’s Chancery Court complaint.  Savant filed an amended complaint on September 4, 2019, and the Company filed its opening brief in support of its motion to dismiss on October 11, 2019.  Savant’s opposition is due on November 22, 2019, and the Company’s reply is due on December 11, 2019.

On August 19, 2019, Savant moved to dismiss the Company’s amended Superior Court complaint.  On September 27, 2019, the Company filed an opposition to Savant’s motion and, in the alternative, requested leave to file a second amended complaint against Savant.  Savant consented to the filing of the second amended complaint and withdrew their motion to dismiss.

13. Subsequent Events

On October 8, 2019, the Company and the lenders agreed to extend the maturity date of the 2019 Bridge Notes from October 1, 2019 until December 31, 2019 and to waive any prior default up to and including the date of the amendment. See Note 7 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2018 Form 10-K for the fiscal year ended December 31, 2018. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain additional capital to develop and commercialize our product candidates, including the additional capital which will be necessary to pursue the Kite collaboration and undertake the clinical trials that we plan to initiate, and continue as a going concern;

•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing platform;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	our ability to successfully pursue the Kite collaboration;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the timing of the initiation, enrollment and completion of planned clinical trials;

•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

•	the potential, if any, for future development of any of our present or future products;

•	increasing levels of market acceptance of CAR-T therapies and the development of a market for lenzilumab;

•	our ability to successfully progress, partner or complete further development of our programs;

•	the potential timing and outcomes of development, pre-clinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005, any of our CAR-T pipeline and the uncertainties inherent in development, pre-clinical and clinical testing;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to identify and develop additional uses for our products;

•	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

•	the outcome of pending or future litigation;

•	the ability of our controlling stockholder to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions,

•	limitations, and/or warnings in the label of an approved product candidate;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products.

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

During February 2018, we completed the financial restructuring transactions announced in December 2017 and furthered our transformation into a biopharmaceutical company pursuing cutting-edge science to develop our proprietary monoclonal antibodies to enhance T-cell engaging therapies for various oncology indications, potentially making these treatments safer, more effective and more efficiently administered. The Company has sharpened its focus to develop novel cell therapies leveraging its understanding of a potentially key pathway which includes its antibody and gene-editing assets.

We are a clinical-stage biopharmaceutical company developing our portfolio of next-generation cell and gene therapies for the treatment of cancers via our novel human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) neutralization and gene-knockout platforms. As a leader in GM-CSF pathway science, we believe that we have the ability to transform chimeric antigen receptor T-cell (“CAR-T”) therapy and a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities (referred to as the efficacy/toxicity linkage).

We believe that our GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and pre-clinical in-vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects. GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of myeloid derived suppressor cells (“MDSCs”) that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. Our strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab, our proprietary Humaneered® anti-GM-CSF immunotherapy, has the potential to be used in combination with any United States Food and Drug Administration (“FDA”)-approved or development stage T-cell therapies, including CAR-T therapy, as well as in combination with other cell therapies such as allogeneic hematopoietic stem cell transplant (“HSCT”), to make these treatments safer and more effective. In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

Our immediate focus is combining FDA-approved and development stage CAR-T therapies with lenzilumab, our proprietary Humaneered® anti-human-GM-CSF immunotherapy, which is our lead product candidate. A clinical collaboration with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”), was recently announced to evaluate the use of lenzilumab with Yescarta®, axicabtagene ciloleucel (“Yescarta” or “Yescarta®”), in a multicenter clinical trial in adults with relapsed or refractory large B-cell lymphoma. We are also focused on creating next-generation combinatory gene-edited CAR-T therapies using strategies to improve efficacy while employing GM-CSF gene knockout technologies to control toxicity. We are also developing our own portfolio of proprietary first-in-class EphA3-CAR-Ts for various solid cancers and EMR1-CAR-Ts for various eosinophilic disorders. We are also exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage including the prevention and/or treatment of graft-versus-host disease (“GvHD”) in patients undergoing allogeneic HSCT. We have established several partnerships with leading institutions to advance our innovative cell and gene therapy pipeline.

Lenzilumab

Lenzilumab, our lead product candidate, is a clinical-stage Humaneered monoclonal antibody that neutralizes GM-CSF and has the potential to prevent or reduce certain serious side-effects associated with CAR-T therapy and improve upon the efficacy of CAR-T therapy. Pre-clinical data generated by the Mayo Clinic (the “Mayo Clinic”) in collaboration with Humanigen indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of the CAR-T therapy. This may also result in durable, or longer term, responses.

We are continuing to advance the development of lenzilumab in combination with CAR-T therapy through a non-exclusive clinical collaboration with Kite pursuant to which we will conduct a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”) (the “Study”). The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta. Kite’s Yescarta is one of two CAR-T therapies that have been approved by the FDA, is currently the CAR-T therapy market leader and our collaboration with Kite is currently the only clinical collaboration with the potential to improve both the safety and efficacy of CAR-T therapy. We also plan to measure other potentially beneficial effects on efficacy and healthcare resource utilization. In addition, lenzilumab’s success in preventing serious and potentially life-threatening side-effects could offer economic benefits to medical system payers in the United States and abroad by making the CAR-T therapy capable of being administered, and follow-up care subsequently monitored and managed, potentially on an out-patient basis in certain patients and circumstances. In turn, we believe that delivering such provider and payer benefits might accelerate the use of the CAR-T therapy itself, and thereby permit us to generate further revenues from sales of lenzilumab.

In addition to CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic CAR-T 2.0 therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with our current and future partners.

In July 2019, we entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”). Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent or treat GvHD, thereby expanding our development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. There are currently no FDA-approved agents for the prevention of GvHD nor treatment of GvHD in patients identified as high risk by certain biomarkers. We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial graft-versus-leukemia (“GvL”) effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. We aim to position lenzilumab as a “must have” companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD.

Given our focus on developing lenzilumab in the treatment of rare cancers, we believe that we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

GM-CSF Gene Knockout

We are advancing our GM-CSF knockout gene-editing CAR-T platform through an exclusive worldwide license agreement (the “Mayo Agreement”) that we entered into in June 2019 with the Mayo Foundation for Medical Education and Research (“Mayo Foundation”). Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. We believe that our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy.

Preclinical data indicates that GM-CSF gene knockout CAR-T cells show improved overall survival compared to wild-type CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. We are establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and we are also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities.  Through targeted gene expression and modulating cytokine activation signaling, we may be able to increase the proportion of younger and fitter T-cells produced during expansion, increase the proliferative potential, and inhibit activation induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. We plan to continue development of this technology in combination approaches that could add to the observed efficacy benefits of current generation CAR-T products. In addition, we anticipate that our GM-CSF knockout gene-editing CAR-T platform may be a future backbone for controlling the serious side-effects that hamper CAR-T therapy that lead to serious and sometimes fatal outcomes for patients as a result of the CAR-T therapy itself.

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

We are working to generate our own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-Eph Type-A receptor 3 (“EphA3”) monoclonal antibody. Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer. By developing an EphA3-CAR-T using ifabotuzumab as the backbone, we may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. We are collaborating with the Mayo Clinic and plan to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing Investigational New Drug (“IND”) enabling work.

EMR1-CAR: Targeting Eosinophils

Our EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets the epidermal growth factor-like module containing mucin-like hormone receptor 1 (“EMR1”). Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. We believe that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases. In pre-clinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. We have engaged with National Institutes of Health (“NIH”) to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although we cannot assure you that we will reach any agreements for these next steps.

We have incurred significant losses and had an accumulated deficit of $282.9 million as of September 30, 2019. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2018 Form 10-K, filed with the SEC on March 26, 2019.

Results of Operations

General

We have not generated net income from operations for any periods presented. At September 30, 2019, we had an accumulated deficit of $282.9 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
External Costs
Lenzilumab	$401	$422	$1,680	$1,359
Ifabotuzumab	20	25	74	75
Internal costs	128	88	388	374
Total research and development	$549	535	$2,142	$1,808

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$549	$535	$14	3
General and administrative	1,497	1,804	(307)	(17)
Loss from operations	(2,046)	(2,339)	(293)	(13)
Interest expense	(343)	(116)	227	196
Other income	-	319	319	100
Reorganization items, net	-	(40)	(40)	(100)
Net loss	$(2,389)	$(2,176)	$213	10

Research and development expenses remained essentially the same at $0.5 million for the three month periods ended September 30, 2018 and September 30, 2019.

General and administrative expenses decreased $0.3 million from $1.8 million for the three months ended September 30, 2018 to $1.5 million for the three months ended September 30, 2019. The decrease is primarily due to lower compensation expense, including stock-based compensation costs related to lower headcount in the three months ended September 30, 2019.

Interest expense increased $0.2 million from $0.1 million recognized for the three months ended September 30, 2018 to $0.3 million for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2019 primarily consisted of interest related to the Advance Notes, entered into in June, July and August 2018, the 2018 Notes, entered into in September 2018, the 2019 Notes entered into in April 2019, the 2019 Bridge Notes entered into in June 2019 and the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense for the three months ended September 30, 2018 primarily consisted of interest on the Term Loans, which converted to common stock in February 2018 related to the Restructuring Transactions and the Notes payable to vendors related to our 2016 bankruptcy filing.

Other income decreased $0.3 million from $0.3 million for the three months ended September 30, 2018 to zero for the three months ended September 30, 2019. For the three months ended September 30, 2018 Other income (expense) primarily consisted of legal fees assumed by Madison Joint Venture LLC in connection with their positive election related to the Benz Assets (see Note 9).

There were no reorganization costs incurred for the three months ended September 30, 2019. The bankruptcy was closed in September 2018 and, as a result, there were minimal costs for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$2,142	$1,808	$334	18
General and administrative	5,122	7,793	(2,671)	(34)
Loss from operations	(7,264)	(9,601)	(2,337)	(24)
Interest expense	(1,003)	(542)	461	85
Other income (expense), net	(1)	318	319	100
Reorganization items, net	-	(106)	$(106)	(100)
Net loss	$(8,268)	$(9,931)	$(1,663)	(17)

Research and development expenses increased by $0.3 million, from $1.8 million for the nine months ended September 30, 2018 to $2.1 million for the nine months ended September 30, 2019. The increase is primarily due to higher spending on the development of lenzilumab.

General and administrative expenses decreased $2.7 million from $7.8 million for the nine months ended September 30, 2018 to $5.1 million for the nine months ended September 30, 2019. The decrease is primarily due to a $2.2 million decrease in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions in 2018, with no similar issuances in 2019, a decrease of $0.2 million in other compensation costs and a decrease in outside consulting costs of $0.3 million.

Interest expense increased $0.5 million from $0.5 million recognized for the nine months ended September 30, 2018 to $1.0 million for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2019 primarily consisted of interest related to the Advance Notes, entered into in June, July and August 2018, the 2018 Notes, entered into in September 2018, the 2019 Notes entered into in April 2019, the 2019 Bridge Notes entered into in June 2019 and the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense for the nine months ended September 30, 2018 primarily consisted of interest on the Term Loans, which converted to common stock in February 2018 related to the Restructuring Transactions and the Notes payable to vendors related to our 2016 bankruptcy filing.

Other income (expense) decreased $0.3 million from $0.3 million for the nine months ended September 30, 2018 to essentially zero for the three months ended September 30, 2019. For the three months ended September 30, 2018 Other income (expense) primarily consisted of legal fees assumed by Madison Joint Venture LLC in connection with their positive election related to the Benz Assets (see Note 9).

Reorganization items, net, decreased $0.1 million for the nine months ended September 30, 2019 to zero for the nine months ended September 30, 2018. The decrease is related to the absence of reorganization expenses in the current nine-month period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At September 30, 2019, we had cash and cash equivalents of $0.2 million. As of October 25, 2019, we had cash and cash equivalents of approximately $48 thousand.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(3,452)	$(4,985)
Investing activities	-	30
Financing activities	$2,795	$6,256
Net increase (decrease) in cash and cash equivalents	$(657)	$1,301

Net cash used in operating activities was $3.5 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used in operating activities of $3.5 million for the nine months ended September 30, 2019 primarily related to our net loss of $8.2 million, adjusted for non-cash items, such as $1.9 million in stock-based compensation, $1.0 million in noncash interest expense, and net increases in working capital items of $1.7 million.

 Cash used in operating activities of $5.0 million for the nine months ended September 30, 2018 primarily related to our net loss of $10.0 million, adjusted for non-cash items, such as $4.2 million in stock-based compensation, $0.5 million in noncash interest expense, and net increases in working capital items of $0.4 million.

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2019 and consists primarily of $3.0 million received from the issuance of convertible notes and advance notes, $0.3 million from the exercise of stock options and $0.5 million in payments made on notes payable to vendors during the period. Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2018 and consists primarily of $1.5 million received from Cheval related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018, $0.9 million received from the issuance of the Advance Notes in June, July and August 2018 and $2.5 million received for the issuance of the Notes in September 2018.

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

Our cash position as of June 30, 2019 was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. We paid approximately $0.5 million to extinguish certain of these notes in July and August 2019. As of September 30, 2019, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid notes. See “Risk Factors” in Part II, Item 1A for more information.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer, who is also acting as our Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of September 30, 2019 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). On June 28, 2019, J. Greg Jester, our then Chief Financial Officer, died unexpectedly. Dr. Cameron Durrant, our Chief Executive Officer, is acting, on an interim basis, as the Company’s principal financial and accounting officer. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer has concluded that, as of September 30, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at September 30, 2019, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

During the remainder of 2019, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

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

Please see Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended September 30, 2019.

Item 1A.	Risk Factors.

If we cannot obtain additional financing, we may not be able to pursue our collaboration with Kite or other business issues, or continue as a going concern.

As previously disclosed, we do not expect to recognize any revenues while we continue to pursue the development of lenzilumab and our other product candidates. As a result, we require substantial additional capital to support our business efforts, including our collaboration with Kite (a Gilead company). Under our agreement with Kite, the parties have agreed to conduct a multi-center Phase 1/2 study of lenzilumab with Kite’s Yescarta® (axicabtagene ciloleucel) in patients with relapsed or refractory B-cell lymphoma. The primary objective of the study is to determine the effect of lenzilumab on the safety of Yescarta, as well as to determine potential enhanced efficacy and healthcare resource utilization associated with the combination. We currently project we will be responsible for an aggregate of approximately $8 million in out-of-pocket costs assuming a total of 72 patients are enrolled in the study, of which $2 million will be required to be paid to Kite thirty days prior to the initiation of the study.

As of September 30, 2019, our current liabilities of approximately $10.3 million exceeded our current assets of approximately $0.5 million. Our cash position as of June 30, 2019 was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. We paid approximately $0.5 million to extinguish certain of these notes in July and August 2019. As of September 30, 2019, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid notes, as our available cash balance as of the date of this filing was approximately $48 thousand.

Accordingly, we are seeking financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates, to enable us to pursue the Kite collaboration and our other business initiatives. As disclosed in Note 7 to the accompanying unaudited condensed consolidated financial statements, since 2018, our capital-raising efforts have succeeded in raising a series of short-term bridge loans and convertible debt financings, most recently a short-term bridge financing advanced by our two largest stockholders which collectively control approximately 91% of our outstanding common stock, and our Chairman and Chief Executive Officer, Dr. Cameron Durrant. The bridge loans bear interest at 7% per year; are secured by liens on substantially all of our assets; and had an original maturity date of October 1, 2019. On October 8, 2019, the Company and the lenders agreed to extend the maturity date of the bridge loans from October 1, 2019 until December 31, 2019 unless earlier repaid or extended and to waive any prior default up to and including the date of the amendment. The interest on the bridge loans would increase to 10% per year upon any default of our obligations.

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

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.4	Second Amended and Restated Bylaws of the Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: October 28, 2019	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2019	By:	/s/ Cameron Durrant
Cameron Durrant
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

