Form 10-K
period 2019-12-31
HUMANIGEN, INC
filed 2020-03-16
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

(650) 243-3100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2019, was approximately $47,542,611 based on the closing price of $1.10 of the Common Stock of the registrant as reported on the OTCQB Venture Market operated by OTC Markets Group, Inc. on such date.  As of March 12, 2020, there were 114,304,290 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Humanigen, Inc.

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to draw on our equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”) or obtain other capital to develop and commercialize our product candidates, including the additional capital which will be necessary to pursue the Kite collaboration and undertake the clinical trials that we have initiated or plan to initiate, and continue as a going concern;
•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;
•	our ability to attract and retain other collaborators with development, regulatory and commercialization expertise to pursue the other initiatives in our development pipeline;
•	our ability to successfully pursue the Kite collaboration;
•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the effect on our stock price and the potential dilution to the share ownership of our existing stockholders that may result in the future upon additional issuances of our equity securities, including issuances of our common stock to Lincoln Park under the equity line of credit, or from conversion of our outstanding convertible notes into equity of the company;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung dysfunction resulting in some patients may indicate that cytokine storm is caused or results from something other than GM-CSF levels;
•	increasing levels of market acceptance of CAR-T therapies and the development of a market for lenzilumab in these therapies;
•	our ability to successfully progress, partner or complete further development of our programs;
•	the potential timing and outcomes of development, preclinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005, any of our CAR-T projects and the uncertainties inherent in development, preclinical and clinical testing;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to identify and develop additional uses for our products;
•	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;
•	the outcome of pending or future litigation;
•	the ability of our controlling stockholder to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;
•	limitations and/or warnings in the label of an approved product candidate;

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

ITEM 1.  BUSINESS

Overview

During 2019, we completed our transformation into a clinical stage biopharmaceutical company, developing our clinical stage immuno-oncology and immunology portfolio of monoclonal antibodies. We are focusing our efforts on the development of our lead product candidate, lenzilumab, our proprietary Humaneered® (“Humaneered” or “Humaneered®”) anti-human GM-CSF immunotherapy, through a clinical research agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”) to study the effect of lenzilumab on the safety of Yescarta®, axicabtagene ciloleucel (“Yescarta” or “Yescarta®”) including cytokine release syndrome (“CRS”), which is sometimes also referred to as cytokine storm, and neurotoxicity, with a secondary endpoint of increased efficacy in a multicenter Phase Ib/II clinical trial in adults with relapsed or refractory large B-cell lymphoma. We believe this study, designated the nomenclature ‘ZUMA-19’, may be the basis for the registration of lenzilumab, given the similar trial design to Yescarta’s and Novartis’s Kymriah® (“Kymriah” or “Kymriah®”) registration trials.

We are also exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody, or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage including the prevention and/or treatment of graft-versus-host disease (“GvHD”) while preserving graft-versus-leukemia (“GvL”) benefits in patients undergoing allogeneic HSCT. In this context, GvHD is akin to CRS, or cytokine storm and we believe the mechanism to be driven by GM-CSF levels. The recent coronavirus pandemic which is due to the SARS-CoV-2 virus and leads to the condition referred to as COVID-19, is characterized in the later and sometimes fatal stages by lung dysfunction which is triggered by CRS, or cytokine storm. Recent publications point to GM-CSF being a key cytokine, with elevated levels especially in those patients who transition to the Intensive Care Unit (ICU). We have established several partnerships with leading institutions to advance our innovative pipeline and are in active discussion with several government and commercial organizations.

We believe that we have a dominant intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, GvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

During 2019, we also advanced our preclinical next-generation cell and gene therapies for the treatment of cancers via our novel human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) neutralization and gene-knockout platforms.

As a leader in GM-CSF pathway science, we believe that we have the ability to transform prevention of CRS in SARS-CoV-2 infection. The virus associated with the current COVID-19 pandemic, SARS-Cov-2, is one of a group of several betacoronaviruses, which includes the viruses responsible for Severe Acute Respiratory Syndrome (SARS-CoV) and Middle East Respiratory Syndrome (MERS-CoV). These viruses infect predominantly the lower lung and cause fatal pneumonia. Other coronaviruses infect the upper respiratory tract and cause some cases of the common cold. The clinical course of COVID-19 can be mistaken for influenza infection – patients in both cases often suffer from aches and pains throughout the body, fever, cough and general malaise. COVID-19 is not typically associated with a productive cough – rather it tends to be a dry cough – and sneezing is less common. A nasal or throat swab can be used to test for SARS-CoV-2 infection, and blood tests can be run to check for viral titers. Travel to areas where COVID-19 appears to have a large number of cases and exposure to people who are known to have suffered from the condition or carriers of SARS-CoV-2 also increases the clinical suspicion of possible infection. Data generated during the SARS and MERS outbreaks point to cytokine storm as a phase of the illness which is characterized by an immune hyperactive phase, which then can progress to lung dysfunction and death. The natural history of SARS infection shows viral load actually decreases as patients enter the second phase.

Source: WHO

Recent data from China and the subject of a pre-publication titled “Aberrant pathogenic GM-CSF+ T cells and inflammatory CD14+CD16+ monocytes in severe pulmonary syndrome patients of a new coronavirus”, supports the hypothesis that cytokine storm-induced immune mechanisms have contributed to patient mortality with the current pandemic strain of coronavirus.

The severe clinical features associated with some COVID-19 infections result from an inflammation-induced lung injury requiring Intensive Care Unit (ICU) care and mechanical ventilation. This lung injury is a result of a cytokine storm resulting from a hyper-reactive immune response. The lung injury that leads to death is not directly related to the virus, but appears to be a result of a hyper-reactive immune response to the virus triggering a cytokine storm that can continue even after viral titers begin to fall.

The authors of the study assessed samples from patients with severe pneumonia resulting from COVID-19 infection to identify whether inflammatory factors such as GM-CSF, G-CSF, IL-6, MCP-1, MIP 1 alpha, IFN-gamma and TNF-alpha were implicated.

The authors noted that steroid treatment in such cases has been disappointing in terms of outcome, but suggested that a monoclonal antibody that targets GM-CSF may prevent or curb the hyper-active immune response caused by COVID-19 in this setting. Humanigen believes that the authors’ findings are worthy of further investigation, suggesting that to reduce or eradicate ICU care and prevent deaths from COVID-19 infection, an intervention may be needed to prevent cytokine storm.

Separate publications confirm that cytokine storm is characterized by surge of high levels of circulating inflammatory cytokines, and is an overreaction of the immune system under the conditions, such as CAR-T therapy and patients infected with SARS-CoV-2. These recent studies revealed that high levels of GM-CSF, along with a few other cytokines, are critically associated with severe clinical complications in COVID-19 patients. High concentration of GM-CSF was found in the plasma of severe and critically ill patients, which account for approximately 20% of all patients, especially in those requiring intensive care.

Lenzilumab has been shown to prevent cytokine storm in animal models and this work has been published in peer reviewed journals. Patients are expected to be enrolled soon in a clinical study to determine lenzilumab’s effect on cytokine storm associated with the hyper-active immune response associated with CAR-T therapy in collaboration with Kite Pharma.

We believe that these new data suggest that GM-CSF may be a critical triggering cytokine in the increased mortality in the current coronavirus pandemic. A potential program in COVID-19 to prevent cytokine storm is complementary to the programs in CAR-T and GvHD, which are also focused on preventing or reducing cytokine storm in those disease states.

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

We believe that our GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side-effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and preclinical in vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects, including cytokine release syndrome (CRS) and neurotoxicity (NT). GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of myeloid-derived suppressor cells (“MDSCs”) that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. Our strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab has the potential to be used in combination with any United States Food and Drug Administration (“FDA”)-approved or development stage T-cell therapy, including CAR-T therapy, as well as in combination with other cell therapies such as allogeneic hematopoietic stem cell therapy (“HSCT”) to make these treatments safer and more effective.

We have utilized a precision medicine approach and personalized the development of lenzilumab based on specific genetic mutations or biomarkers at baseline. We recently reported on a Phase I study of lenzilumab as monotherapy in refractory chronic myelomonocytic leukemia (CMML) and are now planning a potential Phase II study of lenzilumab in combination with azacitidine (current standard therapy) in newly-diagnosed CMML patients with certain genetic mutations. We are also planning a potential Phase II/III study focused on early intervention with lenzilumab in patients at high risk for acute Graft versus Host Disease (GvHD) based on specific biomarkers. We have also reported on a Phase II study in severe asthma utilizing lenzilumab, which showed a statistically significant improvement in efficacy and favorable safety profile in patients with eosinophilic asthma, 21 of whom received lenzilumab vs. 20 patients who received placebo. In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

Our immediate focus is combining FDA-approved and development stage CAR-T therapies with lenzilumab, our lead product candidate. A clinical collaboration with Kite was recently announced to evaluate the use of lenzilumab with Yescarta.

We are also creating next-generation combinatory gene-edited CAR-T therapies using strategies to improve efficacy while employing GM-CSF gene knockout technologies to control toxicity. This includes developing our own portfolio of proprietary first-in-class EphA3-CAR-Ts for various solid cancers and EMR1-CAR-Ts for various eosinophilic disorders.

Our Pipeline

Our clinical-stage pipeline comprises a further Phase I study which is almost fully enrolled with ifabotuzumab in GBM and potentially other solid cancers, a Phase Ib/II study which is enrolling alongside YESCARTA in the CAR-T arena (ZUMA-19), an additional Phase II study, in CMML and a Phase II/III study in acute GvHD, the latter two of which are in advanced planning stages. We also have a focus on creating safer and more effective CAR-T therapies in hematologic malignancies and solid tumors via three key modalities:

•	Combining FDA-approved and development stage CAR-T therapies with lenzilumab;

•	Creating next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies; and
•	Exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments, including allogeneic HSCT.

We are also developing our own CAR-T programs based on the backbone of ifabotuzumab and HGEN005, in high unmet medical need and rare/orphan oncology conditions.

These product candidates are in the early stage of development and will require substantial time, resources, research and development, and regulatory approval prior to commercialization. Furthermore, none of these product candidates has advanced into a pivotal registration study and it may be years before such a study is initiated, if at all. Our current pipeline is depicted below:

Lenzilumab

Lenzilumab neutralizes human GM-CSF and has the potential to prevent or reduce certain serious side-effects associated with CAR-T therapy (CRS and neurotoxicity) and improve upon the efficacy of CAR-T therapy. This same mechanism we believe to be the causation of CRS/cytokine storm which precedes the decline in lung function seen with severe cases of COVID-19. Preclinical data generated in collaboration with the Mayo Clinic (the “Mayo Clinic”), which was published in ‘blood®’, a premier journal in hematology, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of CAR-T therapy. This may also result in durable, or longer term, responses in CAR-T therapies.

There are currently no products approved by the FDA for the prevention of CRS/cytokine storm associated with COVID-19. Also there are currently no products approved by the FDA for the prevention of CAR-T therapy-related side effects, nor are there any approved therapies for the treatment of CAR-T therapy related NT. We continue to advance the development of lenzilumab in combination with CAR-T therapy through a non-exclusive clinical collaboration with Kite, pursuant to which we are conducting a multi-center Phase Ib/II study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”) (the “Study”). The Study has been designated the nomenclature ‘ZUMA-19’, consistent with the other Kite CAR-T studies, which also receive a ‘ZUMA’ designation. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety and efficacy of Yescarta. Kite’s Yescarta is one of two CAR-T therapies that have been approved by the FDA and is the CAR-T therapy market leader, and our collaboration with Kite is currently the only clinical collaboration which is now enrolling patients with the potential to improve both the safety and efficacy of CAR-T therapy. We also plan to measure other potentially beneficial effects on efficacy and healthcare resource utilization. In addition, lenzilumab’s success in preventing serious and potentially life-threatening side-effects could offer economic benefits to medical system payers by making the CAR-T therapy capable of being administered, and follow-up care subsequently monitored and managed, potentially on an out-patient basis in certain patients and circumstances. In turn, we believe that delivering such provider and payer benefits might accelerate the use of the CAR-T therapy itself, and thereby permit us to generate further revenues from sales of lenzilumab.

In addition to COVID-19 and CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with our current and future partners.

In July 2019, we entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”). Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent or treat GvHD, thereby expanding our development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. There are currently no FDA-approved agents for the prevention of GvHD nor treatment of GvHD in patients identified as high risk by certain biomarkers. We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial GvL effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. Several recent papers have been published which support this approach, including in Science Translational Medicine in November 2018 and in ‘blood advances’ in October 2019.

We aim to position lenzilumab as a necessary companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD.

Given our interest in developing lenzilumab to prevent CRS/cytokine storm in COVID-19 as well as in the treatment of rare cancers and other orphan conditions such as GvHD, we believe that we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

GM-CSF Gene Knockout

We are advancing our GM-CSF knockout gene-editing CAR-T platform through an exclusive worldwide license agreement (the “Mayo Agreement”) that we entered into in June 2019 with the Mayo Foundation for Medical Education and Research (the “Mayo Foundation”). Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools, including CRISPR-Cas9. We believe that our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy. In addition, we have and continue to file intellectual property encompassing a broad range of gene-editing approaches related to GM-CSF knockout.

Preclinical data indicates that GM-CSF gene knockout CAR-T cells show improved overall survival in animals compared to wild-type CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. We are establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and we are also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities. Through targeted gene expression and modulating cytokine activation signaling, we may be able to increase the proportion of fitter T-cells produced during expansion, increase their proliferative potential, and inhibit activation-induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. Initial data were published in an abstract that was presented at the December 2019 American Society of Hematology (ASH) meeting and also won an ASH Abstract Achievement award.

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

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

We have begun to generate our own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-EphA3 monoclonal antibody (“EphA3”). Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer.

By developing an EphA3-CAR-T using ifabotuzumab as the backbone, we may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. We are collaborating with the Mayo Clinic and plan to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing Investigational New Drug (“IND”)-enabling work. We have published initial data from our Phase I study in an abstract that was accepted for the November 2019 Society of Neuro-Oncology (“SNO”) meeting, showing data in glioblastoma multiforme, a form of brain cancer.

EMR1-CAR: Targeting Eosinophils

Our epidermal growth factor-like module containing mucin-like hormone receptor 1 (“EMR1”)-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets epidermal growth factor-like module containing mucin-like hormone receptor 1 (“EMR1”). Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. We believe that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. We have engaged with U.S. National Institutes of Health (“NIH”) to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND-enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although we cannot assure you that we will reach any agreements for these next steps.

CAR-T Overview and Market Opportunity

Development and implementation of individualized treatments based on T-cell therapies has the potential to revolutionize the fight against cancer. The two CAR-T therapies that have been approved by the FDA, Gilead/Kite’s Yescarta and Novartis’s Kymriah, seek to treat forms of B-cell cancers such as various types of Non-Hodgkin Lymphoma (“NHL”), including DLBCL and acute lymphoblastic leukemia (“ALL”) that are refractory or in second or later stage relapse. Although patients suffering from these aggressive cancers frequently undergo multiple treatments, including chemotherapy, radiation and targeted therapy including stem cell transplants, the five-year survival rate has been severely limited and patients who do not respond to, or have relapsed following at least two courses of standard treatment, have no other treatment options and a very poor outcome. According to the Surveillance, Epidemiology, and End Results (“SEER”) program of the National Cancer Institute, which is a source of epidemiologic information on the incidence and survival rates of cancer in the U.S., it is estimated that up to 10,000 patients per year in the U.S. with relapsed or refractory (r/r) B-cell NHL and ALL who have failed at least two prior systemic therapies may be eligible for CAR-T therapy. In addition, if CAR-T therapy is approved as an earlier second line option versus stem cell transplantation, an additional 10,000 to 12,000 patients may be eligible for treatment. However, this is predicated on improving the benefit-to-risk profile of CAR-T therapy, addressing the severe life threatening adverse events currently associated with these agents and breaking the efficacy/toxicity linkage

The FDA-approved CAR-T therapies have demonstrated the effectiveness of using targeted immuno-cellular engineering to cause a patient’s own T-cells to fight certain cancers that have not responded to standard therapies. T-cells are often called the “workhorses” of the immune system because of their role in coordinating the immune response and killing cells infected by pathogens and cancer cells. As depicted below, each of the FDA-approved CAR-T therapies is currently a one-time treatment that involves multiple steps:

•	Harvesting white blood cells from the patient’s blood, also known as apheresis;
•	Engineering T-cells within this population to express cancer-specific receptors;
•	Increasing and purifying the number of genetically re-engineered T-cells; and
•	Infusing the functional cancer-specific T-cells back into the patient to allow for expansion and targeting the cancer cells.

Both Kymriah and Yescarta received FDA approval for adults with r/r DLBCL on the basis of one single-arm Phase II study which served as the pivotal registration trial for each product in this indication, a markedly accelerated process that indicates the FDA’s view of the strong potential of these novel CAR-T therapy treatments to address an unmet need and improve patient outcomes. The number of evaluable patients in the studies that led to FDA approval for Kymriah and Yescarta in large B-cell lymphoma was 68 and 101, respectively. Moreover, Kymriah also received FDA approval for the treatment of pediatrics and adolescents with r/r ALL based on a single phase II study. The Novartis-sponsored Kymriah study in ALL showed that 83% of pediatric and adolescent patients with r/r ALL who received treatment with Kymriah (52 of 63; 95% confidence interval: 71%-91%) achieved a complete response rate (CR) or a CR with incomplete blood count recovery within three months of infusion. In addition, Novartis announced that no minimal residual disease, a blood marker that indicates potential relapse, was detected among responding patients. The Novartis-sponsored Kymriah study in adults with r/r DLBCL showed that 32% of adults achieved a CR within three months of infusion, which dropped to 30% after six months. In the Kymriah registration study in the DLBCL population, 160 patients were enrolled and 68 were evaluable.

The single Phase II study that led to the FDA approval of Yescarta in r/r DLBCL showed similarly positive results. The study enrolled 111 patients (101 were evaluable) with large B-cell lymphoma at advanced stages despite having undergone at least two previous treatments, with approximately 20% of patients already having undergone a stem cell transplant. The CR rate within three months of CAR-T treatment, given as a single infusion, was 58%, which dropped to 46% after six months. The CR rate after two years of CAR-T treatment, given as a single infusion, has been reported as 37%.

Encouraged by the success of the Phase II studies, since the initial FDA approvals were granted to Novartis for Kymriah, the CAR-T therapy market has seen rapid expansion, with Gilead/Kite and Novartis and scores of other biotechnology companies actively working to progress CAR-T therapies as potential treatments for numerous blood and solid tumor cancers. The third entrant to the U.S. market, lisocabtagene maraleucel (liso-cel) from BMS, is expected to be approved in 2020.

Kymriah, Yescarta and liso-cel are autologous individualized CD19 targeted CAR-T therapies. Development is also ongoing to move each agent to earlier lines of therapy for DLBCL (rather than as salvage therapy for patients who have exhausted other options), in other types of B-cell NHL and for the treatment of chronic lymphocytic leukemia (“CLL”). According to SEER, as well as the American Cancer Society's Cancer Statistics Center and World Health Organization Union for International Cancer Control, it is estimated that up to 10,000 patients with r/r B-cell hematologic malignancies (including DLBCL, ALL, CLL) per year may potentially benefit from CD19 targeted CAR-T therapies. In addition, if CAR-T therapy is approved as an earlier second-line option versus stem cell transplantation, an additional 10,000 to 12,000 patients may be eligible for treatment. Moreover, there are two B-cell maturation antigen (“BCMA”) targeted CAR-T therapies in phase II development for relapsed or refractory multiple myeloma and several other novel CAR-T therapies targeting various antigens and neo-antigens in development for a number of hematologic and solid cancers. While there may be individual differences between CAR-T therapy products, the overall toxicity profile is generally expected to be generally consistent with that reported for Yescarta and for Kymriah.

Former FDA Commissioner Scott Gottlieb and FDA Center for Biologics Evaluation and Research (CBER) Director Peter Marks detailed plans for the FDA to keep pace with an expected influx of applications for cell and gene therapies over the coming years. Gottlieb and Marks have indicated that by 2020, FDA expects to receive more than 200 active IND applications for cell and gene therapies each year, adding to the 800 active IND applications for such products already filed with FDA. By 2025, they predict that FDA will be approving between 10 and 20 cell and gene therapy products annually. The FDA has also issued final guidance to gene therapy and cell therapy developers, whereby under the Regenerative Medicine Advanced Therapy (“RMAT”) designation, qualified applications will be eligible for FDA priority review and accelerated approval.

The global CAR-T therapy market is projected to grow from approximately $300 million in 2018 to greater than $2 billion in 2021, with continued growth up to $8.5 billion in 2028, according to ‘Evaluatepharma’.

Allogeneic HSCT Overview and Market Opportunity

Allogeneic HSCT, which involves transferring stem cells from a healthy donor to the patient, has demonstrated effectiveness in treating hematological cancers. As depicted below, allogeneic HSCT involves multiple steps:

•	Collecting blood from a healthy donor;

•	Processing the donor’s blood to remove the stem cells before returning the rest of the donor’s blood back to the donor;
•	Pre-conditioning the patient with high-dose chemotherapy and/or radiation; and
•	Infusing the donor’s stem cells into the patient to allow for the production of new blood cells.

The overall number of allogeneic HSCT treatments continues to increase annually in the U.S. and abroad. In 2019, approximately 10,000 allogeneic HSCT treatments are expected to be performed in the U.S., with similar trends expected in Europe.

Market Opportunity

CAR-T Therapy

The two FDA-approved CAR-T therapies are not without significant limitations. Despite the exciting prospects for treating patients with limited options, significant and potentially life-threatening side-effects from CAR-T therapy, including NT and CRS, remain a significant unmet need that must be addressed. Because NT and CRS can be life-threatening and have proven fatal in many instances, and because each product bears a “Boxed” warning from the FDA (the strictest FDA warning label intended to alert patients and providers about serious and life-threatening risks associated with a particular drug), patients seeking to benefit from Yescarta or Kymriah generally may only do so if the treatment center is in compliance with the Risk Evaluation and Mitigation Strategy (“REMS”) program required by FDA.

REMS is a drug safety program that the FDA can require for certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks and are intended to assist and train certified treatment centers on the management of these serious side-effects. For example, each hospital and its associated clinics have a minimum of two doses of tocilizumab available on-site for each patient for the potential treatment of moderate to severe cases of CRS. We believe the REMS requirement may have adversely impacted both market uptake and usage to date. Both CRS and NT are caused by a large-scale release of pro-inflammatory cytokines and chemokines induced by the CAR-T therapy, sometimes referred to as a “cytokine storm”.

According to the package inserts for Yescarta and Kymriah, up to 94% of patients treated with Yescarta or Kymriah in the clinical trial setting experienced CRS (with up to 49% of cases being severe or grade >3 in nature) and up to 87% experienced NT (with up to 31% of cases being severe or grade >3 in nature) despite the availability and utilization of tocilizumab. Moreover, based on feedback from leading treatment centers in the U.S., approximately 30 to 60% of patients receiving CAR-T therapy require admission to the intensive care unit (“ICU”) and in some cases require an extended stay, with multiple interventions, including ventilator support and other supportive measures, to be urgently administered to manage these side-effects. Some patients can suffer seizures, coma, brain swelling, heart arrhythmias, organ failure and serious and life-threatening clotting disorders, not only causing more complex and potentially fatal medical consequences, but significantly adding to cost of patient care. These can be particularly challenging and concerning issues, especially in younger and pediatric patients.

Researchers who evaluated 1,254 patients who underwent CAR-T therapy at 86 hospitals over the past two years reported that the median ICU stay was 15 to 19 days with a median overall cost ranging from $85,726 to $242,730, not including the cost of the CAR-T therapy itself (Harris, et al. TCT 2019 Abstracts 500, 501). In addition, there have also been deaths reported as a result of these serious side-effects. A publication assessing 636 patients who had received either of the two FDA-approved CAR-T therapies (348 patients on Yescarta and 288 on Kymriah) authored by Anand and Burns, et al. in the Journal of Clinical Oncology (37, 2019 (suppl; abstract 2540)) reported that 15% of CAR-T treated patients (10% receiving Yescarta and 21% receiving Kymriah) died from factors not associated with disease progression (i.e., non-relapse mortality) and the primary driver of non-relapse mortality was NT and/or CRS. Therefore these serious side-effects are associated with significant mortality rates, despite the availability of approved supportive care measures, even as CAR-T therapies are administered only in trained and certified treatment centers staffed by experts in the field. We expect that the CAR-T therapies under development may be hampered by the same significant side-effects. If such side-effects can be ameliorated or eradicated, and adequate data is submitted to FDA, the “Black Box” warning and REMS program could potentially be scaled back or removed.

There are currently no FDA-approved products for the prevention or treatment of NT or for the prevention of CRS associated with CAR-T therapy. Medicines used to manage NT and CRS, such as tocilizumab and corticosteroids, have not adequately controlled the side-effects, and steroids may have a detrimental impact on the efficacy of the CAR-T therapy itself while tocilizumab may increase the risk of CAR-T therapy induced NT and is correlated with an increased risk of infections, including severe infections. Further, these medicines have not undergone prospective clinical trials for use in this patient population. Tocilizumab is only approved for the treatment of severe cases of CRS, but is not approved for prevention of CRS, nor is it approved for either prevention or treatment of NT.

The approval in CRS was granted as a result of case studies and not as a result of a planned, prospective clinical study in this patient population, as would be typical. Studies testing tocilizumab for the prevention of NT have shown tocilizumab to significantly worsen the rate of NT across all grades as well as the more serious grades 3 and above, as compared to the rate in patients who did not receive tocilizumab prophylactically. In addition, recent publications question the efficacy of tocilizumab in CRS. For example, studies testing tocilizumab as a prophylactic therapy for CRS have shown the rates of overall CRS remained unaltered as compared to the rate in patients who did not receive tocilizumab prophylactically (Locke et al. American Society of Hematology (“ASH”) 2017, Abstract 1547). Further, a publication authored by Le, et al. in The Oncologist (2018, 28(8); 943-947) assessing 60 patients who had received either Yescarta or Kymriah and had suffered from CRS having received tocilizumab and/or steroids after the onset of CRS, reported that only approximately half of the patients responded at day 11.

These data, along with the Anand/Burns data and the Locke data discussed above, demonstrate that improvements in the ability to prevent or mitigate NT and CRS are needed. Such improvements would help remove these major impediments to uptake and utility of CAR-T therapies, improve healthcare utilization and improve overall patient outcomes. Managing patients with these side-effects can consume a significant amount of in-hospital resources, including extended stays in the ICU. The primary driver of non-drug related costs associated with CAR-T therapy is the length of stay in the hospital, particularly if this includes ICU admission. Non-drug related costs for patients who develop CRS and/or NT are approximately double that of patients who do not develop these serious toxicities. Further, as the potential benefit of CAR-T therapies are explored in earlier lines of hematologic cancers (rather than as salvage therapy for patients who have exhausted other options), as well as moving use of CAR-T therapies into solid tumors, the need to address serious side-effects becomes paramount.

In addition to improving patient outcomes, the ability to significantly reduce the incidence and severity of NT and prevent CRS associated with CAR-T therapy may offer significant benefits in making these treatments more cost-effective. Hospital reimbursement for patients who are treated only as an out-patient is profoundly different from, and more favorable to the hospital than, the reimbursement afforded to treatments for patients who are admitted or re-admitted to the hospital within a 72 hour period. Unfortunately, at present, the need to identify, treat and manage NT and CRS generally has prevented CAR-T therapies from being administered, and follow-up care monitored and managed, potentially on an out-patient basis. Again, 30-60% of patients receiving CAR-T therapy require admission to the ICU, in some cases requiring an extended stay, with multiple interventions, investigations and treatments needing to be urgently administered.

As a result, in some institutions, the treating physician may require the hospital to reserve a bed in the ICU as a prerequisite to administering the CAR-T therapy in case the patient needs to be hospitalized in an attempt to manage the adverse effects from NT and CRS. At other institutions, the patient is admitted as an in-patient and is required to remain in the hospital for at least a week, with discharge being subject to satisfactory short-term outcomes and no emergence of complications. Even in institutions where the CAR-T therapy is initially administered in an out-patient setting, the patient is closely monitored daily for several weeks and is required to stay within a short distance from the hospital in case the patient needs to be admitted to the hospital on an emergency basis, requiring additional lodging, food and other costs to be incurred by the patient, the payer, or both. In some situations these patients are re-admitted to the hospital on an emergency basis as an in-patient if complications ensue. If a patient is admitted or re-admitted to the hospital as an in-patient, the hospital reimbursement dynamics may change in a manner which is negative for the hospital, the payer and the patient. This dynamic also changes typical hospital reimbursement, depending on when in the treatment cycle the patient is admitted or re-admitted. In addition, certain treatment centers do not accept patients who are not potentially able to be treated as an out-patient and refer such patients to other centers who may be willing to treat them as in-patients, primarily as a result of the reimbursement handicap that would accrue as a result of in-patient coding, billing and reimbursement, which generally leads to the hospital system losing money because of the in-patient care reimbursement.

The reimbursement challenges associated with CAR-T therapies are also proving to be an impediment to greater utilization of Kymriah and Yescarta in Europe and the United Kingdom, where the National Institute of Clinical Excellence (“NICE”) initially recommended that the UK National Health Service not reimburse Yescarta based on their assessment of the cost per quality-adjusted life-year (“QALY”). A key driver of the cost per QALY is in-patient and potential ICU-related costs. This led to Yescarta having to be funded through other mechanisms. A positive recommendation for use of Yescarta within the Cancer Drugs Fund (“CDF”) was subsequently made by the NICE appraisal committee in January 2019, but only in compliance with a managed access agreement. When the data collection period finishes (anticipated by February 2022), the process for exiting the CDF will begin and the review of NICE’s guidance for Yescarta will start.

While both Kymriah and Yescarta have been approved by European regulators for market authorization, prescriptions have been limited as Kite and Novartis work to establish reimbursement arrangements intended to facilitate access to the treatments on a discounted basis consistent with the governmental mandates to curb healthcare spending. These dynamics, and the additional complexity of treating patients with serious and potentially life-threatening side-effects in the hospital and/or ICU, mean that enabling true out-patient administration and follow-up would confer significant benefits to patients, payers and the hospital system. Lenzilumab, if proven to be able to abrogate these serious side-effects as well as improve efficacy, may offer a solution.

Other T-cell Engaging Therapies

In addition to CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, to break the efficacy/toxicity linkage, including for the prevention and/or treatment of GvHD in patients undergoing allogeneic HSCT. Many of these treatment options may lead to serious side-effects and have ample room for improved efficacy.

We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or reduce GvHD without compromising, and potentially improving, the beneficial GvL effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. Allogeneic HSCT is a potentially curative therapy for patients with hematological cancers. Although a potentially life-saving treatment for patients suffering from hematological cancers, between 40-60% of patients receiving HSCT treatments experience acute or chronic GvHD, which together carries a 50% mortality rate. After being transplanted into the patient, donor-derived T cells are responsible for mediating the beneficial GvL effect. In many cases, however, donor-derived T cells that remain within the graft itself have also been linked to destruction of healthy tissue in the patient (the host), with particular risk of destroying cells in the patient’s skin, gut, and liver, resulting in GvHD. Although depleting donor grafts of T cells can prevent or reduce the risk of GvHD, this results in a reduced GvL effect, thereby having a detrimental impact on the efficacy of the allogeneic HSCT treatment itself and leading to increased relapse rates. We expect that the use of allogeneic HSCT may be hampered by GvHD complications. A recent study published in ‘blood advances’ an official journal of the American Society of Hematology, suggests that neutralizing or blocking GM-CSF may limit or prevent GvHD in the gastrointestinal tract (Gartlan, K., et al, October 8, 2019, vol 3, no.19).

There are currently no FDA-approved agents for the prevention of GvHD, and there is a significant unmet medical need for an agent that can uncouple the beneficial GvL effect from harmful GvHD. At this time, pre-conditioning regimens for HSCT treatments vary significantly by treatment centers, including by unapproved, or “off-label”, use of agents that have been approved by the FDA for other uses only. We believe there to be a significant unmet medical need and lenzilumab, if proven to be able to prevent GvHD in allogeneic HSCTs, may offer a solution.

Preclinical studies have shown lenzilumab can potentially be used to cause apoptosis in CMML cells by depriving them of GM-CSF. We completed dosing in a Phase 1 clinical trial in patients with CMML to identify the MTD or recommended Phase 2 dose of lenzilumab and to assess lenzilumab’s safety, pharmacokinetics, and clinical activity and reported the results at the 2019 American Society of Hematology (ASH) conference.

Our Solution

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab has the potential to be used in combination with any FDA-approved or development stage T-cell therapies, including CAR-T therapy, as well as in combination with other cell therapies such as HSCT, to make these treatments safer and more effective. In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

In our review of results of CAR-T clinical trials, as well as preclinical animal models that seek to understand the causation of side-effects, we noted from independent researchers that CAR-T infusion leads to an early rise in levels of soluble GM-CSF, a cytokine that we believe is of critical importance in the inflammatory cascade associated with CAR-T therapy related side-effects. GM-CSF is one of only two cytokines that have been clearly demonstrated to be associated with severe NT and early rise in, and peak levels of, GM-CSF are associated with NT. GM-CSF is also implicated in the growth of certain hematologic malignancies, such as chronic myelomonocytic leukemia (“CMML”), juvenile myelomonocytic leukemia (“JMML”), hemophagocytic lymphohistiocytosis (“HLH”), macrophage activation syndrome (“MAS”), certain solid tumors and other serious conditions, particularly a broad range of auto-immune conditions. Moreover, there is an abundance of data demonstrating that GM-CSF is upstream in the cytokine cascade and that the neutralization of GM-CSF is known to inhibit the release of key downstream cytokines known to be associated with CRS and NT.

Combining CAR-T Therapies with Lenzilumab

Lenzilumab binds to and neutralizes soluble, circulating GM-CSF, and has been shown to be generally safe and well tolerated in 113 patients in three Phase I and two Phase II studies conducted for other purposes, including a form of leukemia, CMML. As a result, we have an extensive safety, tolerability and pharmacokinetics data package on lenzilumab in clinical use in healthy human volunteers as well as in patients. Accordingly, we believe lenzilumab has the potential to improve the efficacy and safety of CAR-T therapy and that the use of lenzilumab may minimize or eradicate the incidence, frequency, duration and/or severity of NT and/or CRS associated with CAR-T therapy while also enhancing CAR-T proliferation and effector functions and potentially confer additional benefits in terms of durable efficacy and healthcare resource utilization. We also believe lenzilumab may further improve the value proposition of CAR-T therapies and facilitate their use and acceptance throughout the healthcare systems in the U.S. and abroad.

A strong scientific rationale exists for GM-CSF neutralization using lenzilumab for the improvement of safety, efficacy and cost-effectiveness of CAR-T therapy. Lenzilumab is in development to significantly reduce the incidence and severity of CAR-T therapy induced NT and CRS, and to improve the overall efficacy and duration of response of CAR-T therapy. Robust scientific rationale and independent scientific research from leading institutions support GM-CSF neutralization as a validated target in this setting. In December 2017, we held a scientific advisory board at the 2017 ASH annual meeting with leading key opinion leaders in the CAR-T field to validate the scientific rationale of lenzilumab prophylactic therapy in combination with CAR-T therapy. Based on feedback received from the advisory board, we created the development plan for lenzilumab. To that end, we initiated preclinical studies using proprietary xenograft models in collaboration with the Mayo Clinic. In addition, and following subsequent scientific advisory boards convened at the 2018 American Society of Clinical Oncology and the 2018 ASH annual meeting, we continued to work with leading key opinion leaders and CAR-T centers to advance lenzilumab into phase Ib/II pivotal trials in combination with FDA-approved, CD19 targeted CAR-T therapies such as Kite’s Yescarta and potentially with Novartis’s Kymriah.

Following outreach to key opinion leaders and innovators in the CAR-T field, we have tested the hypothesis of using lenzilumab as a prophylaxis against these side-effects. A preclinical study conducted in 2018 in collaboration with leading researchers at the Mayo Clinic, validated our hypothesis that the use of lenzilumab along with CD19 targeted CAR-T therapy neutralized GM-CSF and significantly reduced NT and CRS. In addition, the Mayo Clinic study showed that the use of lenzilumab enhanced CAR-T proliferation and effector functions, generally improving the efficacy of the CAR-T therapy. This was the first time it has been demonstrated that the toxicities associated with CAR-T therapy can be effectively abrogated in vivo. These data were submitted as an abstract to the ASH and led to a presentation during the CAR-T plenary session at the 2018 annual meeting of the ASH, the receipt of one of ASH’s coveted ‘Outstanding Abstract Achievement Awards’, and an invitation to submit a manuscript to ‘blood’, a premier journal in hematology and the official journal of ASH. The manuscript entitled “GM-CSF inhibition reduces cytokine release syndrome and neuroinflammation but enhances CAR-T cell function in xenografts” was published as a first edition paper by ‘blood’ in the November 21, 2018 online edition. In February 2019, the editors of ‘blood’ selected our study and a key image from the associated manuscript for the front cover of the February 14, 2019 edition of the journal.

Our current clinical and regulatory development plan centers around the collaboration agreement we executed with Kite in May 2019 (the “Kite Agreement”). Pursuant to the Kite Agreement, the parties have agreed to conduct a multi-center Phase 1b/2 study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety of Yescarta. In addition, efficacy and healthcare resource utilization will be assessed. The Kite Agreement is non-exclusive. Depending upon FDA feedback, we believe ZUMA-19 may serve as the basis for registration for lenzilumab.

Combining Allogeneic HSCT with Lenzilumab

In addition to CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies as well as other cell-based immunotherapies in development, with our current and future partners.

We believe that GM-CSF neutralization using lenzilumab has the potential to make allogeneic HSCT safer and more effective. Similar to GM-CSF neutralization with lenzilumab breaking the efficacy/toxicity linkage with CAR-T therapy, GM-CSF neutralization has demonstrated potential to attenuate GvHD while maintaining the beneficial GvL effect in patients undergoing allogeneic HSCT.

In July 2019, we entered into the Zurich Agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent or treat GvHD, thereby expanding our development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. The technology was recently featured in a November 2018 research article published in Science Translational Medicine, where the authors demonstrated in a murine model of GvHD, that donor T cell-derived GM-CSF drives GvHD through activation, expansion, and trafficking of myeloid cells but has no effect on the GvL response. Neutralization of GM-CSF (either using a neutralizing antibody or through GM-CSF gene knock-out) was able to uncouple the myeloid-mediated immunopathology resulting in GvHD from the T cell-mediated control of leukemic cells. This discovery provides a clear mechanistic proof-of-concept for neutralizing GM-CSF to prevent GvHD without compromising, and potentially improving, the GvL effect in patients undergoing allogeneic HSCT. Corroborating data related to the critical effect GM-CSF has on GvHD development in HSCT was published recently by Gartlan et al.

The strong link between T cell-mediated efficacy and myeloid cell mediated toxicity mirrors the findings that have been reported with CAR-T therapies where T cell-produced GM-CSF has emerged as a key driver of the myeloid inflammatory cascade resulting in NT and CRS and potentially impairing improved CAR-T therapy efficacy through effects on myeloid-derived suppressor cells. GM-CSF neutralization has the potential to eliminate or reduce the off-target inflammatory cascade while preserving the on-target efficacy of T cell therapies, thereby breaking the efficacy/toxicity linkage.

We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial GvL effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. Accordingly, we aim to position lenzilumab as a “must have” companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD.

Lenzilumab in CMML

We believe that lenzilumab also holds promise in CMML, a rare form of hematologic cancer with no FDA-approved treatment options and a three-year overall survival rate of 20% and median overall survival of 20 months, and potentially in JMML, a rare pediatric form of leukemia. CMML is a clonal stem cell disorder of which monocytosis is a key feature. Approximately 40% of CMML patients carry NRAS/KRAS/CBL mutations which are associated with GM-CSF hypersensitivity. CMML has features of myelodysplastic syndrome (“MDS”), including abnormal, dysplastic bone marrow cells; cytopenia; transfusion dependence; and of myeloproliferative neoplasms, including overproduction of white blood cells, organomegaly (e.g., splenomegaly and hepatomegaly) and extramedullary disease. About 15 to 20% of CMML cases progress to acute myeloid leukemia, or AML. According to the American Cancer Society, approximately 1,100 individuals in the United States are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants.

In a recently conducted Phase I study, 3 of 6 patients with NRAS/KRAS/CBL mutations demonstrated a clinical response by the MDS/MPN International Working Group criteria. Final results of this study were presented at the 2019 ASH annual meeting and published in ‘blood’. Building on this successful Phase I study in CMML with lenzilumab, we may initiate a Phase II study in newly-diagnosed CMML patients who express NRAS/KRAS/CBL mutations which are known to be hypersensitive to GM-CSF and therefore may lend themselves to responsiveness to lenzilumab treatment.

Gene-edited CAR-T Therapies using GM-CSF Gene Knockout

We believe that our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy via gene-edited CAR-T cells which can be engineered to lack the ability to produce GM-CSF, thereby avoiding any efficacy/toxicity linkage and potentially preserving and improving upon the benefits of the CAR-T therapy while altogether avoiding its serious and potentially life-threatening side-effects.

We are advancing our GM-CSF knockout gene-editing CAR-T platform through the Mayo Agreement that we entered into in June 2019 with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. The Mayo Agreement broadened our leadership position in the GM-CSF neutralization space and expanded our discovery platform aimed at improving CAR-T therapy to include gene-edited CAR-T cells.

Preclinical data indicates that GM-CSF gene knockout CAR-T cells show improved overall survival compared to GM-CSF-expressing CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. We are establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and we are also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities. Through targeted gene expression and modulating cytokine activation signaling, we may be able to increase the proportion of fitter T-cells produced during expansion, increase the proliferative potential, and inhibit activation induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. Preclinical data indicates that CAR-T cells express GM-CSF and signal through GM-CSF receptors upon activation in an autocrine fashion. GM-CSF knockout CAR-T cells are not able to signal through this pathway which results in a gene expression profile distinct from GM-CSF-expressing CAR-T cells after in vitro expansion. This includes lower levels of Fas expression which may indicate a less differentiated state of the CAR-T cells. These data were presented at the 2019 ASH annual meeting and the abstract was the recipient of an Abstract Achievement Award. We continue to explore the phenotypic pattern of GM-CSF knockout CAR-T cells relative to GM-CSF-expressing CAR-T cells and possible implications for improved safety and efficacy. We plan to continue development of this technology in combination approaches that could add to the observed efficacy benefits of current generation CAR-T products.

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

We have begun to generate our own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-EphA3 monoclonal antibody. Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer.

Eph receptors are critical for cell positioning and movement in fetal development. However, in the adult, EphA3 is not expressed in normal tissue but it is thought to be expressed on the cancer stem cell compartment, in particular the stroma that surrounds and protects the cancer cells and the tumor vasculature that feeds them. EphA3 expression has been reported in the tumor vasculature of human cancers of the brain, kidney, skin, lung, colon, and bladder. GBM is the most common form of brain cancer and the most deadly. Targeting antigens expressed by GBM such as IL-13Ra2 and EGFRvIII is associated with the development of antigen loss variants. There are safety concerns targeting HER2 given its expression in normal adult tissue. EphA3 is increasingly being recognized as a therapeutic target for GBM given its lack of expression in normal adult tissues and its expression on stromal cells that support the cancer’s growth and metastatic potential.

Using ifabotuzumab as the backbone, we have generated an EphA3-CAR-T that may be useful in the treatment of a range of solid tumors and presented data at the 2019 SNO annual meeting. EphA3 expression in tumor stroma is controlled by HIF in response to the low oxygen environment that characterizes solid tumors. Preclinical data has shown the EphA3 expressing stroma cells are important for tumor neovascularization.

A Phase I safety and imaging trial of radio-labeled ifabotuzumab in recurrent glioblastoma multiforme (GBM), a particularly aggressive and deadly form of brain cancer, is enrolling at two centers in Australia, the Olivia-Newton John Cancer Research Institute in Melbourne (the “ONJCRI”) and the Queensland Institute for Medical Research in Brisbane. Preliminary imaging data reported at AACR in early 2019 and at SNO in late 2019, demonstrated that administration of ifabotuzumab resulted in rapid, specific targeting of GBM tumors in all patients. Whole body bio-distribution imaging demonstrated no normal tissue uptake of the antibody. Post-treatment MRI scans showed predominant T2/Flair changes which were consistent with treatment effect on tumor vasculature.

By developing an EphA3-CAR-T using ifabotuzumab as the backbone, we may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. We are collaborating with the Mayo Clinic and plan to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing IND-enabling work.

EMR1-CAR: Targeting Eosinophils

Our EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets EMR1.

A major limitation of current eosinophil-targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity. Eosinophils are a type of white blood cell. If too many eosinophils are produced in the body, chronic inflammation and tissue and organ damage may result. The origin and development of eosinophilic disorders is mostly due to eosinophils infiltrating tissue. EMR1 is expressed exclusively on eosinophils, making it an ideal target for the treatment of eosinophilic disorders. Regardless of the eosinophilic disorder, mature eosinophils express EMR1 in tissue, blood and bone marrow in patients with eosinophilia. Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. We believe that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced NK killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. We have engaged with NIH to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND-enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although we cannot assure you that we will reach any agreements for these next steps.

Kite Collaboration

Our current clinical and regulatory development plan centers around the Kite Agreement we executed in May 2019. Pursuant to the Kite Agreement, the parties have agreed to conduct a multi-center Phase 1b/2 study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including DLBCL. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety of Yescarta. In addition, efficacy and healthcare resource utilization will be assessed. Kite is the sponsor of ZUMA-19 and responsible for its conduct.

The Kite Agreement provides that we and Kite will split only the out-of-pocket costs incurred in conducting the ZUMA-19 study, including third-party expenses incurred in accordance with a mutually agreed budget. We currently project we will be responsible for an aggregate of up to approximately $8 million in out-of-pocket costs, assuming up to a total of 72 patients are recruited for a multi-center study. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with the Study.

In addition, the parties have agreed to enter into certain additional agreements in connection with ZUMA-19, including a quality and a supply agreement that will obligate us, at our expense, to supply certain quantities of lenzilumab in final form for administration to subjects in ZUMA-19. Kite is responsible, at its expense, to supply Yescarta. Kite will be responsible for other costs related to ZUMA-19.

The parties have formed a Joint Development Committee (“JDC”) to oversee ZUMA-19, its progress and administration, and other matters between the parties and their obligations set forth in the Kite Agreement. The JDC comprises representatives of each of Humanigen and Kite. Kite’s JDC designees will have decision-making authority with respect to (1) certain operational matters in conducting ZUMA-19, such as selection of participating sites and engagement of third party service providers; and (2) amendments to the ZUMA-19 protocol established by the JDC that do not directly relate to our investigational product or the part of the ZUMA-19 Study combination that consists solely of our investigational product; but only, in each case, to the extent that such decisions by the Kite JDC designees do not result in an increase in the mutually agreed-upon budget by fifteen percent or more. Neither Kite designees nor our designees will have final decision making authority on matters directly related to the investigational product of the other party, including the other party’s investigational product that is used in or a part of ZUMA-19.

We and Kite will jointly own all ZUMA-19 data and sample data, including case report forms, findings, conclusions and other results from ZUMA-19 that relates to each party’s investigational product that is used in combination or sequence in ZUMA-19, and not solely to either party’s investigational product. ZUMA-19 data and sample data that relates solely to a party’s own investigational product will be owned solely by that party. We and Kite will own our respective background intellectual property and neither party has been granted a commercial license to use the respective background intellectual property of the other party. Each party will own any inventions that relate to its own investigational product used in ZUMA-19 or sample data, however, any new inventions related to, or covering, the combination of each party’s investigational product used in ZUMA-19 will be jointly owned by the parties. Kite will control any preparation, filing, prosecution and maintenance of any patent covering any new inventions related to, or covering, the combination of each party’s investigational product used in ZUMA-19 and the parties will equally share costs for all such patents. We will continue to own all world-wide rights to lenzilumab and the intellectual property related to lenzilumab, including use of lenzilumab with CAR-T therapy.

Unless previously terminated, the Kite Agreement will continue until the first anniversary of the date Kite provides the final ZUMA-19 Study report to us or the termination of the Study. Kite may elect to terminate or suspend the Study at any time. Each party may terminate the Kite Agreement under certain circumstances, including (1) for an uncured breach by the other party; (2) if a party determines that the Study may unreasonably affect patient safety; (3) upon certain actions by regulatory authorities that are adverse to the Study; or (4) if a party determines to discontinue the development of its investigational product.

The Kite Agreement imposes additional obligations on the parties, such as confidentiality obligations, obligations to comply with applicable law related to patient privacy and data protection, and potential indemnification obligations. The Kite Agreement is non-exclusive.

Worldwide License for the Prevention of GvHD through GM-CSF Neutralization from UZH

In July 2019, we entered into the Zurich Agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden our position in the application of GM-CSF neutralization and expands our development platform to include improving allogeneic HSCT.

Worldwide License to Gene-Editing Technology from the Mayo Foundation

In June 2019, we entered into an exclusive worldwide license with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. The license covers various patent applications and know-how developed by the Mayo Foundation in collaboration with us. These licensed technologies complement and broaden our leadership position in the CAR-T/GM-CSF neutralization space and expand our discovery platform aimed at improving CAR-T therapy to include gene-edited CAR-T cells. With this license agreement, we significantly expanded our intellectual property portfolio to include gene-edited CAR-T cells which can be engineered to lack the ability to produce GM-CSF which may improve the efficacy and safety profile of CAR-T therapy. In addition, we have and continue to file intellectual property encompassing a broad range of gene-editing approaches related to GM-CSF knockout.

Lenzilumab

Overview and Mechanism of Action

Lenzilumab, previously referred to as KB003, is a novel monoclonal antibody designed to target and neutralize human GM-CSF, which could also be described as a ‘myeloid inflammatory factor’. We used our proprietary and patent-protected Humaneered antibody development platform to develop lenzilumab.

We have completed a 160 patient Phase II study with lenzilumab in severe asthma. Lenzilumab was found to be safe and well-tolerated in the 78 patients who received it in the active treatment arm of the study. There was a trend toward improved respiratory function and a statistically significant improvement in patients with eosinophilic asthma (measured by standard forced expiratory volume measures at 24 weeks vs. baseline). These data were published in the British Medical Journal.

There is extensive evidence linking GM-CSF expression to serious and potentially life-threatening side-effects in CAR-T therapy and reduced efficacy through recruitment of MDSCs. Our focus for lenzilumab development is investigating its potential to improve efficacy of CAR-T therapy and to prevent or ameliorate CAR-T therapy-related NT and CRS. Following CAR-T therapy administration, GM-CSF produced by CAR-T cells initiates a signaling cascade of inflammation that results in the trafficking and recruitment of myeloid cells to the tumor site. These myeloid cells produce key cytokines known to be associated with the development of NT and CRS thereby perpetuating the inflammatory cascade. Peer-reviewed publications in leading journals by well-recognized experts have reported that GM-CSF blood levels are elevated early after CAR-T cell administration and reach significant peak levels in patients who suffer serious NT as a side-effect of CAR-T therapy.

GM-CSF seems to be critical for the initiation of CRS, NT and the inflammatory cascade following CAR-T administration. GM-CSF acts as an upstream ‘initiator’ and the precursor to other cytokines involved in the cascade. GM-CSF gene knock-out (k/o) mice, or animals that lack a functional myeloid compartment, do not develop CRS and have normal levels of downstream cytokines, including IL-6, IL-1 and MCP-1/CCL2. Animals that are k/o for IL-1, INF-gamma and IL-6 still develop CRS in models which recapitulate this syndrome. This is very telling, given that some investigators believe IL-6 to be causative of CRS. In addition, in pivotal clinical studies, IL-6 has not been shown to correlate with severe NT or CRS emergence. The lack of GM-CSF does not affect T-cell mediated cancer-killing, or cytotoxicity, as GM-CSF k/o animals had equivalent effector to target cell (E:T) ratios and cytotoxic activity against tumor cells in our published studies. GM-CSF is required for CCR2+ monocytes to initiate and sustain neuro-inflammation. It is postulated that GM-CSF induces CCR2+ inflammatory myeloid derived cells to infiltrate into the CNS, activating microglial cells; the activated microglial cells then increase their expression of CCL2/MCP-1 to further recruit inflammatory myeloid cells in a self-perpetuating manner, forming a positive feedback loop. Research from CAR-T clinical trials demonstrated that fever and elevated MCP-1 levels 36 hours post CAR-T treatment were most predictive of severe CRS and NT across patients with NHL, ALL and CLL, providing further support for the mechanism by which GM-CSF may contribute to these toxicities.

There are many other publications that point to the pivotal role of GM-CSF in CRS and NT, as well as potentially hampering efficacy. Based on these publications and extensive discussions with leading key opinion leaders, we believe that lenzilumab, used as alongside CAR-T therapy offers a number of potential benefits, including:

•	Lower rates of severe/grades >3 CRS and all grades of CRS;
•	Lower rates of severe/grades >3 NT and all grades of NT;
•	Lower rates of ICU admissions and duration of hospitalization;
•	Improved anti-tumor response (e.g. ORR, CR) and overall patient outcomes;
•	Improved duration of response and reduced relapse rates;
•	Improved cost effectiveness and reduced direct/indirect costs;
•	Improved reimbursement, and preferential formulary placement for CAR-T;
•	Expansion of CAR-T beyond the relapse/refractory setting to second-line and potential first-line use due to improved benefit-risk profile, increasing utilization to a significantly larger pool of patients;
•	Expansion of CAR-T into solid tumor treatments; and
•	Scaling back or removal of current CAR-T required REMS programs and “Black Box” warnings due to improved benefit-risk profile of CAR-T.

Preclinical studies in mice conducted at the Mayo Clinic using human ALL blasts, human CD19 CAR-T, and human peripheral blood mononuclear cells (PBMCs), demonstrated that blockade of GM-CSF with lenzilumab prevented the onset of CRS, reduced neuro-inflammation by 75% (as assessed by quantitative MRI) and maintained the integrity of the blood-brain barrier (BBB) compared to CAR-T plus control antibody treatment, where CRS, neuro-inflammation and BBB disruption can be profoundly affected. The administration of lenzilumab in combination with CAR-T therapy led to a significant (5-fold) increase in proliferation of CAR-T cells and improved CAR-T effector function, presumably due to a decrease in MDSC expansion and trafficking which is known to be promulgated by GM-CSF. GM-CSF neutralization in combination with CAR-T therapy reduced relapse, enhanced anti-tumor response and improved overall survival compared to CAR-T therapy alone and these data were published in ‘blood’. Moreover, the combination of lenzilumab and CAR-T reduced myeloid cell infiltration into the CNS and resulted in significantly better leukemic control as quantified by flow cytometry compared to CAR-T and control antibody. Human data from CAR-T clinical trials suggests that the only cytokines associated with grade > 3 NT are GM-CSF, IL-2 and IL-15. Moreover, in patients who developed severe NT, there was a 17-fold increase in myeloid cell trafficking into the CNS further establishing the role of GM-CSF in the expansion and trafficking of myeloid cells in the toxicities associated with CAR-T therapy.

We are also developing lenzilumab alongside allogeneic HSCT for patients with hematological cancers. Accordingly, we are assessing plans to investigate use of lenzilumab as a necessary companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option for patients identified as high risk by certain biomarkers.

Clinical data also shows the potential for lenzilumab as a treatment for certain autoimmune and other inflammatory conditions, including eosinophilic asthma, rheumatoid arthritis (RA), ankylosing spondylitis (“AS”), psoriatic arthritis (“PsA”), inflammatory bowel disease (“IBD”), juvenile idiopathic arthritis (“JIA”), giant cell arteritis (“GCA”), atopic dermatitis (“AD”) and systemic lupus erythematosus (“SLE”). There is potential for a range of other oncology, immunology and autoimmune conditions and we are investigating partnering lifecycle management opportunities for lenzilumab in high value markets with strong unmet medical needs.

Development Program

As a Sequenced Therapy In Combination with CD19 Targeted CAR-T Therapies

Our current clinical and regulatory development plan centers around the Kite Agreement we executed in May 2019. Pursuant to the Kite Agreement, the parties have agreed to conduct a multi-center Phase 1b/2 study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including DLBCL which is currently enrolling. Kite is the sponsor of ZUMA-19 and is responsible for its conduct. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety of Yescarta. In addition, efficacy and healthcare resource utilization will be assessed.

Kite’s Yescarta is one of two CAR-T therapies that have been approved by FDA and is the leading CAR-T by revenue. Our collaboration with Kite is the only current clinical collaboration that is enrolling patients with the potential to improve both the safety and efficacy of CAR-T therapy. The Kite Agreement is non-exclusive. Depending upon FDA feedback, we believe ZUMA-19 may serve as the basis for registration for lenzilumab.

As a Companion to Allogeneic HSCT

We believe lenzilumab has potential to prevent or reduce GvHD in allogeneic HSCT, thereby making allogeneic HSCT safer as a potentially curative therapy for patients with hematological cancers. In July 2019, we entered into an exclusive worldwide license agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization, thereby expanding our development platform to include improving the safety and effectiveness of allogeneic HSCT. A recent study published in ‘blood advances’, an official journal of the American Society of Hematology, suggests that neutralizing or blocking GM-CSF may limit or prevent GvHD in the gastrointestinal tract (Gartlan, K., et al, October 8, 2019, vol 3, no.19).

We plan to study lenzilumab as a companion to allogeneic HSCT for patients with hematological cancers. Accordingly, we are working to initiate pivotal Phase II/III studies of lenzilumab prophylaxis or early treatment in combination with allogeneic HSCT with a primary objective of preventing or reducing acute GvHD.

COVID-19

We are exploring the potential for use of lenzilumab to prevent the emergence of CRS in COVID-19. According to a recent paper published in The Lancet, patients infected with SARS-CoV-2 have high serum amounts of GM-CSF, MCP1, IL1b, INFg, IP10; patients requiring ICU admission had higher concentrations of GCSF, IP10, MCP1, MIP1a, and TNFa and it has been shown that GM-CSF, MCP1, MIP1a, IL1b, and IP10 are all produced by GM-CSF activated myeloid cells. The cytokine storm seen in the context of CAR-T therapy appears to follow the same cascade as in SAR-CoV-2 infection and the COVID-19 disease process.

Other Inflammatory Conditions

Previous clinical studies of lenzilumab include a repeat-dose, Phase II clinical trial of lenzilumab in RA with the inclusion of a safety run-in portion. On completing the safety run-in portion of this trial, which showed lenzilumab to be well tolerated with no clinically significant adverse events, we reassessed the increasingly competitive RA market and chose to redirect our study of lenzilumab to other areas given the competitive intensity and diminishing levels of unmet need in RA relative to some other medical areas. Results from a subsequent randomized, double-blinded, placebo-controlled, repeat dose, Phase II clinical trial in severe asthma, showed a statistically significant benefit on patients with eosinophilic asthma. As a result of a strategic shift and other corporate activities, we terminated development of lenzilumab in severe asthma. We have generated safety and tolerability data in 113 patients in various clinical studies, including in CMML, and have demonstrated lenzilumab to be safe and well- tolerated in these settings.

Gene-edited CAR-T Therapies using GM-CSF Gene Knockout

We believe that our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy via gene-edited CAR-T cells which can be engineered to lack the ability to produce GM-CSF, thereby avoiding any efficacy/toxicity linkage and potentially preserving and improving upon the benefits of the CAR-T therapy while altogether avoiding its serious and potentially life-threatening side-effects.

We are advancing our GM-CSF knockout gene-editing CAR-T platform through the Mayo Agreement that we entered into in June 2019 with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. The Mayo Agreement broadened our leadership position in the GM-CSF neutralization space and expanded our discovery platform aimed at improving CAR-T therapy to include gene-edited CAR-T cells.

Preclinical data indicates that GM-CSF knockout CAR-T cells show improved overall survival compared to GM-CSF-expressing CAR-T cells, in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. We are establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and we are also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities. Through targeted gene expression and modulating cytokine activation signaling, we may be able to increase the proportion of fitter T-cells produced during expansion, increase the proliferative potential, and inhibit activation-induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. Preclinical data indicates that CAR-T cells express GM-CSF and signal through GM-CSF receptors upon activation in an autocrine fashion. GM-CSF knockout CAR-T cells are not able to signal through this pathway which results in a gene expression profile distinct from GM-CSF-expressing CAR-T cells after in vitro expansion. This includes lower levels of Fas expression which may indicate a less exhausted state of the CAR-T cells. These data were presented at the 2019 ASH annual meeting.

We continue to explore exhaustion markers of GM-CSF knockout CAR-T cells relative to GM-CSF-expressing CAR-T cells and possible implications for improved safety and efficacy. We plan to continue development of this technology in combination approaches that could add to the observed efficacy benefits of current generation CAR-T products.

Ifabotuzumab

Ifabotuzumab is a Humaneered immunotherapy, formerly referred to as KB004, which targets the EphA3 receptor, and in which the antibody carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. We believe that ifabotuzumab has the potential for treating solid tumors, hematologic malignancies and serious pulmonary conditions. In 2006, we entered into a license agreement with Ludwig Institute of Cancer Research (“LICR”) pursuant to which LICR granted certain exclusive rights to the ifabotuzumab prototype (referred to as IIIA4) as well as EphA3 intellectual property.

Ifabotuzumab binds to the EphA3 receptor, which plays an important role in cell positioning and tissue organization during fetal development, but is not thought to be expressed nor play a significant role in healthy adults. EphA3 is a tyrosine kinase receptor, aberrantly expressed on the tumor cell surface in a number of hematologic malignancies and solid tumors. It is also expressed in the stem cell compartment, which includes malignant stem cells, the vasculature that feeds them, and the stromal cells that protect them. EphA3 expression has been documented in a number of hematologic and solid tumor types, including AML, chronic myelogenous leukemia (“CML”), CLL, MDS, myelofibrosis, multiple myeloma, melanoma, breast cancer, small and non-small cell lung cancer (“SCLC” and “NSCLC”), colorectal cancer, gastric cancer, renal cancer, GBM, and prostate cancer, making it an attractive target for a range of cancers. Publications related to certain cancers have indicated that EphA3 tumor cell expression correlates with cancer growth and a poor prognosis. EphA3 is overexpressed in GBM and, in particular, in the most aggressive mesenchymal subtype. Importantly, EphA3 is highly expressed on the tumor-initiating cell population in glioma and appears to be critically involved in maintaining tumor cells in a less differentiated state by modulating mitogen-activated protein kinase signaling. EphA3 knockdown or depletion of EphA3-positive tumor cells may reduce tumorigenic potential to a degree comparable to treatment with a therapeutic radiolabeled EphA3-specific monoclonal antibody. We believe EphA3 is a functional, targetable receptor in GBM and other solid tumors as well as certain lymphomas and leukemias. A study published in December 2018 in ‘Cancers’ showed that an antibody drug conjugate (“ADC”) comprising IIIA4 (a predecessor monoclonal antibody and prototype for ifabotuzumab) showed significant survival benefit in mice with GBM.

Anti-EphA3 treatment has shown encouraging preclinical results in multiple experiment types, including patient primary tumor cell assays, colony forming assays, and xenograft mouse models. Upon binding to EphA3, ifabotuzumab causes cell killing to occur either through antibody-dependent, cell-mediated cytotoxicity or through direct apoptosis, and in the case of tumor neovasculature, through cell rounding and blood vessel disruption. Given the expression pattern of EphA3 in multiple tumor types, ifabotuzumab may have the potential to kill cancer cells and the tumor stem cell microenvironment, providing for long-term responses while sparing normal cells.

Further, by developing ifabotuzumab as the backbone for a next generation CAR-T construct, we may have the ability to target both the tumor, tumor stroma, and tumor vasculature in a novel manner and build on the experience with current second generation CD19 CAR-T therapies. We are collaborating with the Mayo Clinic to make a series of CAR-T constructs based on ifabotuzumab, of which initial constructs have been created and data presented at the 2019 SNO annual meeting, and plan to move to preclinical testing with these constructs for a range of cancer types. EphA3 is a tumor specific antigen expressed on the surface of a multitude of solid tumor cells, tumor stroma cells and tumor vasculature in certain cancers. We completed the Phase I dose escalation portion of a Phase I/II clinical trial of ifabotuzumab in multiple hematologic malignancies for which the preliminary results were published in the journal Leukemia Research in 2016. A Phase I safety and imaging trial of radio-labeled ifabotuzumab in recurrent glioblastoma multiforme, a particularly aggressive and deadly form of brain cancer, has almost fully enrolled at two centers in Australia, the ONJCRI in Melbourne and the Queensland Institute for Medical Research in Brisbane and data have been presented at both AACR and SNO in 2019. The lead investigators at the ONJCRI, are also evaluating an antibody-drug conjugate (“ADC” or “ADCs”) based on ifabotuzumab in tumor models. The current clinical trial has enrolled eight patients to date, and is expected to complete enrollment with a total of twelve patients. Preliminary imaging data reported at AACR and at SNO demonstrated that administration of ifabotuzumab resulted in rapid, specific targeting of GBM tumors in all patients. Whole body bio-distribution imaging demonstrated no normal tissue uptake of the antibody. Post-treatment MRI scans showed predominant T2/Flair changes which were consistent with treatment effect on tumor vasculature. We continue to explore partnering opportunities to facilitate the further development of ifabotuzumab in a range of cancer types.

We are in discussions with separate and various parties and may initiate partnerships to pursue some of the following activities:

•	Initiate and complete preclinical studies with a CAR-T product;
•	Complete the on-going clinical study and preclinical studies with various ADCs that are based on ifabotuzumab (in partnership with leading centers in Australia); and

•	Develop bi-specific antibodies based on ifabotuzumab.

We have conducted a Phase I/II trial for ifabotuzumab in multiple hematologic malignancies. The most common adverse event attributed to ifabotuzumab in this trial was infusion reactions (chills, fever, nausea, hypertension, and rapid heart rate) which is an expected safety finding based on the mechanism of action. The majority of infusion reactions were mild-to-moderate in severity and resolved with temporary stoppage of infusion and/or use of medications to treat symptoms. In 2014, we completed the Phase I dose escalation portion of our study, primarily treating patients with AML as well as patients with MDS and myelofibrosis (“MF”). Responses were observed in patients with AML, MF and MDS. In this study, ifabotuzumab was well tolerated and clinically active when given as a weekly infusion.

Centers in Australia have worked independently on IIIA4, the murine antibody parent of ifabotuzumab, as an ADC in mice and a December 2018 publication in the journal ‘Cancers’ showed that in mice engrafted with GBM, treatment with an ADC based on IIIA4 showed significantly improved survival.

HGEN005

Our EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 monoclonal antibody) backbone and targets EMR1.

A major limitation of current eosinophil-targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity. Eosinophils are a type of white blood cell. If too many eosinophils are produced in the body, chronic inflammation and tissue and organ damage may result. The origin and development of eosinophilic disorders is mostly due to eosinophils infiltrating tissue. EMR1 is expressed exclusively on eosinophils, making it an ideal target for the treatment of eosinophilic disorders. Regardless of the eosinophilic disorder, mature eosinophils express EMR1 in tissue, blood and bone marrow in patients with eosinophilia. Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. We believe that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced NK killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. We have engaged with NIH to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND-enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although we cannot assure you that we will reach any agreements for these next steps.

Our Humaneered Technology

Our proprietary and patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly for chronic conditions. We have developed or in-licensed targets or research (mouse) antibodies, typically from academic institutions, and then applied our Humaneered technology to them. Lenzilumab, ifabotuzumab and HGEN005 are Humaneered antibodies. In aggregate, our Humaneered antibodies have been tested clinically in more than 200 patients with no evidence of serious immunogenicity. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target but low immunogenicity. Specifically, our Humaneered technology generates an antibody from an existing antibody with the required specificity as a starting point and, we believe, provides the following additional advantages:

•	retention of identical target epitope specificity of the starting antibody and frequent generation of higher affinity antibodies;

•	very-near-to-human germ line sequence, which we believe means our Humaneered antibodies are less likely to induce an inappropriate immune response in broad patient populations when used chronically than chimeric or conventionally humanized antibodies, which has proven to be the case in clinical studies;
•	high potency and slow off-rate of the antibody;
•	antibodies with physiochemical properties that facilitate process development and formulation (lack of aggregation at high concentration);
•	high solubility;
•	high antibody expression yields that potentially provide cost-of-goods benefits; and
•	an optimized antibody processing time of three to six months.

As we are focused on progressing our current portfolio of antibodies through clinical development and out-licensing, we are not currently dedicating additional resources to the research or development of additional Humaneered antibodies other than our existing portfolio of lenzilumab, ifabotuzumab and HGEN005.

Intellectual Property

Intellectual property is an important part of our strategy. We have and continue to file aggressively on our own inventions and in-license intellectual property and technology as it relates to our therapeutic interests.

Licensing and Collaborations

The University of Zurich

On July 19, 2019, we entered into the Zurich Agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden our position in the application of GM-CSF neutralization and expands our development platform to include improving allogeneic HSCT.

The Zurich Agreement required an initial one-time payment of $100,000, which we paid to UZH on July 29, 2019. The Zurich Agreement also requires the payment of annual license maintenance fees, as well as milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

The Mayo Foundation for Medical Education and Research

On June 19, 2019, we entered into the Mayo Agreement with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. The license covers various patent applications and know-how developed by Mayo Foundation in collaboration with us. These licensed technologies complement and broaden our position in the GM-CSF neutralization space and expand our discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

Pursuant to the Mayo Agreement, we were required to pay $200,000 to the Mayo Foundation within six months of the effective date of the Mayo Agreement, or upon completion of a qualified financing, whichever is earlier. We did not make the initial payment as of the due date and until the payment is made, the overdue amount will incur interest on the unpaid balance at the prime rate plus 2%. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Kite

On May 30, 2019, we entered into the Kite Agreement. Pursuant to the Kite Agreement, the parties agreed to conduct a multi-center Phase Ib/II study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety of Yescarta. Various other important parameters, including efficacy and healthcare resource utilization, will also be measured. Kite is the sponsor of ZUMA-19 and responsible for its conduct.

The Kite Agreement provides that we and Kite will split only the out-of-pocket costs incurred in conducting ZUMA-19, including third-party expenses incurred in accordance with a mutually agreed budget. We currently project we will be responsible for an aggregate of up to approximately $8 million in out-of-pocket costs, assuming up to a total of 72 patients are recruited for ZUMA-19 as a multi-center Study. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with ZUMA-19.

The Ludwig Institute for Cancer Research

In 2004, we entered into a license agreement with the LICR pursuant to which LICR granted to us an exclusive license for intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for lenzilumab. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the U.S. is currently expected in 2029 for the composition of matter and 2038 for methods of use in CAR-T) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Payments made to LICR under this license for the twelve months ended December 31, 2019 and 2018 were $0.1 million and $0.1 million, respectively.

Other License Agreements

LICR and ifabotuzumab

In 2006, we entered into a license agreement with LICR pursuant to which LICR granted to us certain exclusive rights to the ifabotuzumab prototype (IIIA4) which targets the EphA3 receptor and EphA3-related intellectual property. Under the agreement, we obtained rights to develop and commercialize products made through use of licensed patents and any improvements thereto, including human or Humaneered antibodies that bind to or modulate EphA3. We paid LICR an upfront option fee of $0.05 million and a further $0.05 million upon our exercise of the option for the exclusive license outlined above. We are responsible for contingent milestone payments of less than $2.5 million and royalties of 3% of net sales subject to certain potential offsets and deductions. In addition, we are obligated to pay to LICR a percentage of certain payments we receive from any sublicensee in consideration for a sublicense. Our royalty obligation exists on a country-by-country and licensed product-by-licensed product basis, which will begin on the first commercial sale and end on the later of the expiration of the last to expire patent covering such licensed product in such country, which in the U.S. is currently expected in 2031, or 10 years from first commercial sale of such licensed product in such country.

BioWa and Lonza

In 2010, we entered into a license agreement with BioWa, Inc. (“BioWa”), and Lonza Sales AG (“Lonza”) pursuant to which BioWa and Lonza granted us a non-exclusive, royalty-bearing, sub-licensable license under certain know-how and patents related to antibody expression and antibody-dependent cellular cytotoxicity enhancing technology using BioWa and Lonza’s Potelligent® CHOK1SV technology. This technology is used to enhance the cell killing capabilities of antibodies and is currently used by us in connection with our development of ifabotuzumab. Under this agreement, we owe annual license fees, milestone payments in connection with certain regulatory and sales milestones and royalties in the low single digits on net sales of products developed under the agreement. The agreement expires upon the expiration of royalty payment obligations under the agreement, is terminable at will by us upon written notice, is terminable by BioWa and Lonza if we challenge or otherwise oppose any licensed patents under the agreement, and is terminable by either party upon the occurrence of an uncured material breach or insolvency. Payment made to BioWa under this license for the twelve months ended December 31, 2018 was $0.1 million. We have not made a payment for the annual license fee in 2019 as of December 31, 2019, but have accrued the related expense as of December 31, 2019.

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates and platforms. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Intellectual property is an important part of our strategy. We have and continue to file aggressively on our own inventions and in-license intellectual property and technology as it relates to our therapeutic interests. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab, ifabotuzumab, HGEN005, our Humaneered technology, and our GM-CSF gene-editing CAR-T platform technologies, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the U.S. and select foreign countries for the technology we develop. We have 111 registered patents, including 14 registered in the U.S. and 97 registered in foreign countries. Of the 111 registered patents, 86 are owned by us, 9 are owned jointly with a third party and 16 are exclusively licensed from a third party. We also have 19 patent applications pending globally, of which 12 are owned by us, 4 are owned jointly with a third party and 3 are exclusively licensed from a third party.

Using our Humaneered technology, we have developed and own two composition of matter U.S. patents covering lenzilumab and related anti-GM-CSF antibodies that provide patent protection through April 2029, a granted composition of matter patent in Europe and certain foreign countries, and have five additional pending patent applications in the U.S. and one PCT international patent application covering various methods of treatment, including in the CAR-T space covering a broad and comprehensive range of approaches to neutralizing GM-CSF, including the use of GM-CSF k/o CAR-T cells, which, if granted, are expected to confer protection to at least October 2038. We also have three currently pending patent applications in the U.S. and selected foreign countries for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering ifabotuzumab and related anti-EphA3 antibodies, which is currently expected to expire in 2031, in addition to three U.S. patents to methods of anti-EphA3 antibodies and six foreign patents countries. The nine patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

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

Manufacturing

We outsource all development activities, including the development of formulation prototypes, and have adopted a manufacturing strategy of contracting with third parties for the manufacture of drug substance and product. Additional contract manufacturers are used to fill, label, package, and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. It does however mean that we have to carefully plan the availability of manufacturing ‘slots’ and the availability of drug for investigation in preclinical and clinical trials. The use of contract manufacturers can be expensive, complicated and time consuming and could delay clinical trials, drug approval and potential product launch.

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

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties to develop potential biologic therapies to make CAR-T therapy and allogeneic HSCT safer and more effective and to develop a potential treatment for hematologic cancers, in addition to recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA, as bio-similars, referencing our drug products. Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do.

In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful with respect to their products than we may be in developing, commercializing, and achieving widespread market acceptance for our products. In addition, our competitors’ products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses related to developing and supporting the commercialization of any of our product candidates. Developments by competitors may render our product candidates obsolete or noncompetitive. After one of our product candidates is approved, FDA may also approve a generic version with the same or similar dosage form, safety, strength, route of administration, quality, performance characteristics and intended use as our product. These bio-similar equivalents would be less costly to bring to market and could generally be offered at lower prices, thereby limiting our ability to gain or retain market share. However, our product candidates are all biologics and, as such, would benefit from 12 years market exclusivity from launch in the U.S.

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

Lenzilumab and CAR-T-related toxicities competition

Significant ongoing concerns for clinicians, care-givers, patients and FDA regarding CAR-T therapy include, durability of response, long-term outcomes, manufacturing process, time to delivery of active CAR-T product, serious and potentially life-threatening side-effects, namely NT and CRS, frequency and duration of hospitalization and ICU admission, health resource utilization, cost effectiveness and reimbursement. Both Kymriah and Yescarta carry “Black Box” warnings in their labels for NT and CRS and are subject to a REMS program, such that on-going data has to be provided to FDA and CAR-T therapy can only be administered in strictly controlled environments at trained centers.

FDA approval of tocilizumab (anti-IL-6 receptor blocker, Genetech’s Actemra®) with or without high-dose corticosteroids, for the management of severe cases of CRS, was announced in conjunction with approval of Kymriah solely as part of its REMS program based on a retrospective analysis of 45 patients who received tocilizumab. Approval was subsequently also granted for tocilizumab as a treatment (not prevention) of moderate to severe CRS, despite the lack of an IND application, NDA or conduct of a prospective trial of tocilizumab in this setting. Only 20% of Kymriah or Yescarta patients treated with tocilizumab had resolution of signs and symptoms 6 days after onset of CRS and ~50% patients responded 11 days after onset of CRS. Tocilizumab is not approved for the prevention of CRS or for the prevention or treatment of NT. Tocilizumab is also not approved for the treatment of mild cases of CRS.

There are no FDA-approved therapies for the prevention of CAR-T therapy induced NT and CRS or for the treatment of CAR-T therapy induced NT. The CAR-T therapy-associated TOXicity Working Group currently recommends intensive monitoring, accurate grading and aggressive supportive care with the anti-IL-6 receptor blocker tocilizumab and/or high-dose corticosteroids. These agents are reserved only for the treatment of severe cases of CRS and are not approved for prevention. Since corticosteroids have been reported to suppress T-cell function and/or induce T-cell apoptosis, they may limit the effectiveness of CAR-T therapy and use has been generally limited to treatment of severe cases of CRS refractory to tocilizumab and severe cases of NT. Sometimes high-dose corticosteroids are used alongside tocilizumab. Tocilizumab has not been found to be effective in the prevention or management of CAR-T therapy induced NT. In fact, the prophylactic use of tocilizumab has been shown to increase both overall rates of NT and rates of severe NT with overall rates of CRS remaining unchanged in an expanded safety cohort from a CAR-T trial. As tocilizumab is an anti-IL-6 receptor blocker, serum IL-6 levels have been shown to increase shortly after administration of tocilizumab which may increase passive diffusion of IL-6 into the CNS and increase the risk of NT. In patients who received prophylactic tocilizumab, a 17-fold increase in CD14+ myeloid cells was seen in the CSF of patients who developed severe NT vs those who did not. A similar dynamic may occur with other cytokine receptor blocking monoclonal antibodies that are also being explored in this setting (e.g. anti-IL-1Ra, anti-GM-CSFRa). As the antibody directly binds the cytokine receptor, the receptor may get saturated causing the cytokine to get dislodged which leads to an initial increase in the level of the circulating cytokine. In this setting, elevated levels of pro-inflammatory cytokines can further propagate the inflammatory cascade and result in higher levels of NT and CRS when the receptor blocker is administered prophylactically. In addition, IL-1 levels have not been shown to correlate to CRS and NT in CAR-T clinical trials and there is no evidence in the clinical or preclinical setting available to support the use of GM-CSF receptor alpha blockade with CAR-T cell therapy. There are data that suggest that the mechanism of GM-CSF receptor alpha blockade may be interfere with CAR-T expansion and potentially efficacy. Our approach with lenzilumab is a different mechanism of action entirely and we have published data which shows expansion of CAR-T cells and potential beneficial effects on efficacy in animal models.

Other experimental approaches being explored include development of next-generation, CAR-T constructs, including introducing suicide genes into CAR-T cells using herpes simplex virus thymidine kinase (HSV-TK) or inducible caspase-9 (iCasp9) genes with “on / off” switches, incorporating a co-stimulatory molecule into T-cells, using RNA-guided DNA targeting technology or other epitope-based / gene-editing technology. While it is possible that some of these approaches could result in lower rates of NT and/or CRS, preliminary data suggests that improvements in the safety profile are associated with lower rates of efficacy and durable response. This is not surprising given the linkage that has been shown to exist between CAR-T cell expansion, efficacy and toxicity. In addition, an agent comprised of a mixture of single-stranded oligonucleotides that is purified from the intestinal mucosa of pigs, defibrotide (Jazz Pharmaceuticals, Defitelio®) is being evaluated to reduce NT although there is no preclinical data supporting its use in this indication and the mechanisms of action is uncertain. Defibrotide is approved for the treatment of severe veno-occlusive disease (VOD) in adults and children who have undergone chemotherapy and a stem-cell transplant and is associated with a 37% rate of hypotension, or low blood pressure. Hypotension is a hallmark of CRS, which occurs very frequently with patients receiving CAR-T therapy. There are also several other anti-GM-CSF compounds that are in various stages of development, however the focus of these compounds appears to be in chronic autoimmune disorders such as rheumatoid arthritis, ankylosing spondylitis, giant cell arteritis and related disorders.

Government Regulation

Drug Development and Approval in the U.S.

As a biopharmaceutical company operating in the U.S., we are subject to extensive regulation by FDA and by other federal, state, and local regulatory agencies. FDA regulates biological products such as our product candidates under the U.S. Federal Food and Cosmetic Act (FDCA), the Public Health Service Act (PHSA) and their implementing regulations. Under the PHSA, an FDA-approved biologics license application (BLA) is required to market a biological product, or biologic, in the U.S. These laws and regulations set forth, among other things, requirements for preclinical and clinical testing, development, approval, labeling, manufacture, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates. Biologics receive 12 years market exclusivity from approval and launch.

Applications Relying on the Applicant’s Clinical Data

The approval process for a BLA under the PHSA requires the conduct of extensive studies and the submission of large amounts of data by the applicant. The biologic development process for these applications will generally include the following phases:

Preclinical Testing. Before testing any new biologic in human subjects in the U.S., a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with FDA’s Good Laboratory Practice (GLP) regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the U.S. cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to FDA as part of the IND application, and FDA must evaluate whether there is an adequate basis for testing the product in initial clinical studies in human volunteers. Unless FDA raises concerns, the IND application becomes effective 30 days following its receipt by FDA. Once human clinical trials have commenced, FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of the product to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with FDA’s bioresearch monitoring regulations and Good Clinical Practice (“GCP”) requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials. GCP requirements are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected.

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board (IRB), at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND application may be submitted in support of a BLA if the study was conducted in accordance with GCP and FDA is able to validate the data. A study sponsor is required to publicly post certain details about active clinical trials and clinical trial results on the government website clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, notably, in the CAR-T setting, FDA has granted approval to both currently marketed CAR-T therapies (Kite’s Yescarta and Novartis’s Kymriah) based on Phase II data and to tocilizumab without any prospective data in the CAR-T setting:

•	Phase I clinical trials include the initial administration of the investigational product to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase I clinical trials generally are intended to determine the metabolism and pharmacologic actions of the product, the side-effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•	Phase II clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.
•	Phase III clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather additional information about safety and effectiveness necessary to evaluate the product’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase III clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen, or with the safety, purity, and potency of a biological product.
•	The FDA does not always require every approved therapy to complete Phase I through III studies to secure approval. Approval through expedited routes is at the discretion of FDA.

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

As part of its review, FDA may refer a BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Although FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations. FDA may also determine that a REMS program is necessary to ensure that the benefits of a new product outweigh its risks, and that the product can therefore be approved. A REMS program may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the product, depending on what FDA considers necessary for the safe use of the product. Under the Pediatric Research Equity Act, a BLA must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations, unless the requirement is waived or deferred. Receiving orphan drug designation from FDA is one situation where such a requirement may be waived.

After review of a BLA, FDA may determine that the product cannot be approved, or may determine that it can only be approved if the applicant cures deficiencies in the application, in which case the agency endeavors to provide the applicant with a complete list of the deficiencies in correspondence known as a Complete Response Letter (“CRL”). A CRL may request additional information, including additional preclinical or clinical data. Even if such additional information and data are submitted, FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than the sponsor interprets them. Additionally, as a condition of approval, FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase IV” studies or “post-marketing requirements.” Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

Regulatory Exclusivities

Biologics Price Competition and Innovation Act

In 2010, the Biologics Price Competition and Innovation Act (BPCIA) was enacted, creating an abbreviated approval pathway for biologic products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under a BLA. The BPCIA also provides innovator manufacturers of original reference biological products 12 years of exclusive use before biosimilar versions can be licensed in the U.S.. This means that FDA may not approve an application for a biosimilar version of a reference biological product until 12 years after the date of approval of the reference biological product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of licensure of the reference biological product. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval, although the interpretation of those procedures has been subject to litigation and appears to continue to evolve. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by FDA to be interchangeable with the reference product.

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

Pediatric exclusivity is another type of exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by a further six-months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot license another application.

Orphan Drug Designation

The Orphan Drug Act provides incentives for the development of therapeutic products intended to treat rare diseases or conditions. Rare diseases and conditions generally are those affecting less than 200,000 individuals in the U.S., but also include diseases or conditions affecting more than 200,000 individuals in the U.S. if there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such product.

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

We anticipate submitting applications for orphan drug designation for all of our current pipeline candidates and the targeted therapeutic indications.

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

Created in 2012 under the FDASIA and extended with the 21st Century Cures Act in 2016, FDA is authorized under section 529 of the FDCA to grant a PRV to BLA sponsors receiving FDA approval for a product to treat a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the U.S., and where more than 50% of the patients affected are aged from birth to 18 years. We believe that our product candidates which may assist with the treatment of rare pediatric cancers or other rare pediatric diseases may qualify for a PRV under this program, depending on the indication.

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

We anticipate submitting applications for one or more of these expedited programs for all of our current pipeline candidates and the targeted therapeutic indications.

Regenerative Medicine Advanced Therapy Designation

Recently, through the 21st Century Cures Act, or Cures Act, Congress also established another expedited program, called a RMAT designation. The Cures Act directs the FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

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

Employees

We currently have two full-time employees. We contract with several part-time independent consultants performing manufacturing, regulatory and clinical development, intellectual property, public relations, investor relations and finance and accounting functions. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Bankruptcy

As previously reported, on December 29, 2015, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS)).

On May 9, 2016, we filed with the Bankruptcy Court a Second Amended Plan of Reorganization (the “Plan”), and related amended disclosure statement pursuant to Chapter 11 of the Bankruptcy Code. On June 16, 2016, the Bankruptcy Court entered an order confirming the Plan. On June 30, 2016 (the “Effective Date”), the Plan became effective and we emerged from our Chapter 11 bankruptcy proceedings.

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

On December 21, 2017, we entered into a Securities Purchase and Loan Satisfaction Agreement (the “Restructuring Purchase Agreement”) and a Forbearance and Loan Modification Agreement (the “Forbearance Agreement” and, together with the Restructuring Purchase Agreement, the “Restructuring Agreements”), each with the Term Loan Lenders, in connection with a series of transactions providing for, among other things, the satisfaction and extinguishment of our outstanding obligations under the Term Loan Credit Agreement and the infusion of $3.0 million of new capital. As of February 27, 2018, the date the Restructuring Transactions were completed, the aggregate amount of our obligations under the Term Loan Credit Agreement, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, approximated $18.4 million (the “Term Loans”).

On February 27, 2018 (the “Restructuring Effective Date”), the Restructuring Transactions were completed in accordance with the Restructuring Agreements. As a result, on the Restructuring Effective Date, we: (i) in exchange for the satisfaction and extinguishment of the entire $18.4 million balance of the Term Loans, including the Bridge Loan, the Claims Advances extended by Nomis Bay (each as discussed below) and all accrued interest and fees, (a) issued to the Term Loan Lenders an aggregate of 59,786,848 shares of our common stock (the “New Lender Shares”), and (b) transferred and assigned to Madison Joint Venture LLC owned 70% by Nomis Bay and 30% by us (Madison), all of our assets related to benznidazole (the “Benz Assets”), our former drug candidate, capable of being so assigned; and (ii) issued to Cheval an aggregate of 32,028,669 shares of our common stock (the “New Black Horse Shares” and, collectively with the New Lender Shares, the “New Common Shares”) for total consideration of $3.0 million (collectively, the “Restructuring Transactions”), $1.5 million of which we received on December 22, 2017 in the form of a bridge loan (the “Bridge Loan”).

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, approximated $9.9 million, and (ii) previously owed to Nomis Bay, including certain advances previously extended to us by Nomis Bay totaling $0.1 million (the Claims Advances) and all accrued interest and fees, approximated $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between us and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in our assets were released. Although the Term Loans were satisfied and extinguished, if Madison elected to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay would be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by us to our litigation counsel, which remain unpaid in our Accounts payable at December 31, 2017. On August 23, 2018 Madison elected to keep the Benz Assets and these amounts were paid by Madison to our litigation counsel.

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

Available Information

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. Effective August 7, 2017, we changed our legal name to Humanigen, Inc. Our principal offices are located at 533 Airport Boulevard, Suite 400, Burlingame, CA 94010, and our telephone number is (650) 243-3100. Our website address is www.humanigen.com. Our common stock is currently traded on the OTCQB Venture Market. We operate in a single segment.

Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains an internet site that contains the reports, proxy and information statements, and other information we electronically file with or furnish to the SEC, located at www.sec.gov.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have incurred net losses in nearly every year since our inception. For the fiscal year ended December 31, 2019 we incurred a net loss of $10.3 million, and we have an accumulated deficit of $284.9 million as of December 31, 2019.

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

We need additional capital to continue to operate our business. If we are unsuccessful in our efforts to raise additional capital, including in the immediate future, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K includes an explanatory paragraph about our ability to continue as a going concern.

The Consolidated Financial Statements for the year ended December 31, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, our current financial situation, and the presence of the explanatory paragraph about our ability to continue as a going concern, could also make it more difficult to raise the capital necessary to address our current needs.

Our ability to execute on all of the initiatives in our development pipeline is substantially dependent on third parties to plan and conduct the referenced studies and clinical trials.

We do not have sufficient capital to pursue the actions in the development pipeline for our product candidates as depicted elsewhere in this Form 10-K. Accordingly, absent our ability to raise sufficient capital to carry out these actions independently, our success depends on our ability to negotiate agreements with third parties with resources to plan and conduct the initiatives, studies and clinical trials we are pursuing. If we are not able to reach agreements with current or future partners for it, we will not be able to execute on each of these particular initiatives, studies and trials. Our inability to identify and complete negotiations with any such third party therefore could have a material and adverse impact on our ability to pursue our business plan in respect of the applicable element of our pipeline, which in turn could have a material adverse effect on our business.

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

We need substantial additional capital to develop and commercialize our product candidates, and our access to funding is uncertain. If we cannot obtain additional financing, we may not be able to pursue our collaboration with Kite or other business objectives.

As previously disclosed, we do not expect to recognize any revenues while we continue to pursue the development of lenzilumab and our other product candidates. We require substantial additional capital to support our business efforts, including our collaboration with Kite. Under the Kite Agreement, the parties have agreed to conduct a multi-center Phase 1/2 study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma. We currently project we will be responsible for an aggregate of approximately $8 million in out-of-pocket costs assuming a total of 72 patients are enrolled in ZUMA-19, of which $2 million will be required to be paid to Kite thirty days prior to the initiation of the Study.

We will also require substantial additional capital to support our other business efforts, including obtaining regulatory approvals for our other product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the scope, progress, expansion, costs, and results of our preclinical and clinical trials;
•	the timing of and costs involved in obtaining regulatory approvals;
•	our costs in connection with the manufacturing of drugs, whether alone or with a manufacturing partner;
•	our ability to establish and maintain development partnering arrangements and any associated funding;
•	the emergence of competing products or technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion and costs of manufacturing our product candidates; and
•	the costs associated with being a public company.

As of December 31, 2019, our current liabilities of approximately $13.6 million exceeded our current assets of approximately $0.5 million.

We have defaulted on $1.1 million of unsecured obligations incurred upon our emergence from bankruptcy in 2016.

Our cash position as of June 30, 2019 was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. As of December 31, 2019, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, our bankruptcy plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid notes, as our available cash balance as of March 13, 2020 was approximately $268,000.

Our business depends on the success of our current product candidates. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have a limited pipeline of product candidates and we do not plan to conduct active research at this time for discovery of new molecules or antibodies. We depend on the successful continued development and regulatory approval of our current product candidates for our future business success. Since the fall of 2017, our primary focus has been the development of lenzilumab for use with FDA-approved CAR-T therapies. We are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies, as well as working to develop ifabotuzumab and related products. We will need to successfully enroll and complete clinical trials of lenzilumab and ifabotuzumab, and potentially obtain regulatory approval to market these products. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not be able to enroll adequate numbers of eligible patients in the clinical trials we propose to conduct, whether alone or through collaborations, including the ZUMA-19 collaboration with Kite announced in May 2019;
•	we may not have sufficient financial and other resources to fund our clinical trials or collaborations;
•	we may not be able to provide acceptable evidence of safety and efficacy for our product candidates;
•	the results of our clinical trials or collaborations may not meet the level of statistical or clinical significance, or product safety, required to move to the next stage of development or, ultimately, obtain marketing approval from the FDA;
•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

Our product candidates are in the early stages of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. None of our product candidates have advanced into a pivotal study and it may be years before such a study is initiated, if at all. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop.

We are seeking to advance the development of lenzilumab to address the serious side-effects associated with CAR-T therapies and to improve the efficacy of these treatments. We are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies. Although two CAR-T therapies have been approved by FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

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

If the medical and payer community is not sufficiently persuaded of the safety, efficacy and cost-effectiveness of CAR-T therapy and the potential advantages of using lenzilumab compared to existing and future therapeutics, and there is not significant market acceptance of CAR-T therapy as the standard of care for treatment of certain cancers, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop, and our stock price could be adversely affected.

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

In recent months, several biotechnology companies describing business plans focusing on development of CAR-T therapies have completed or announced they are pursing initial public offerings, or “IPOs”. Several of these companies have described their belief that their therapies will not result in the same level of CRS or NT as has been experienced in use of previously FDA-approved CAR-T therapies. While these products are in early stage development, the data is limited and these products have not yet been approved for use by FDA, if any such product were also proven equally efficacious and subsequently approved, the market for lenzilumab may not develop or grow as anticipated. Any such failure of a market for lenzilumab to develop could adversely affect our stock price.

Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these arrangements.

We may seek various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and Priority Review Vouchers (“PRVs”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not products qualify for such regulatory incentives and benefits. We cannot guarantee that we will be able to receive orphan drug status from FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with FDA to discuss the development plan, intensive guidance on an efficient drug development program, and potential eligibility for rolling review or priority review. Legislative developments in the U.S., including recent proposed legislation that would restrict eligibility for PRVs, may affect our ability to qualify for these programs in the future.

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

There is a limited amount of information about us upon which investors can evaluate our product candidates and business prospects, including because we have a limited operating history developing product candidates, have not yet successfully commercialized any products, have changed our strategy and have a small management team.

On August 29, 2017, we shifted our primary focus toward developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab and ifabotuzumab and HGEN005, for use in addressing significant unmet needs in oncology and CAR-T therapy. We are also currently developing our GM-CSF knockout gene-editing CAR-T platform to create next-generation CAR-T therapies that preserve the benefits of CAR-T therapy while altogether avoiding its serious and potentially life-threatening side-effects. Our relatively new team, new strategic business focus and limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though our executives have had relevant experience at other companies. We only have two employees and therefore are heavily dependent on external consultants for scientific, clinical manufacturing and regulatory expertise. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. To execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs, including through our collaboration with Kite;
•	obtain required regulatory approvals for the development and commercialization of our product candidates;
•	manage our costs and expenses related to clinical trials, regulatory approvals, manufacturing and commercialization;
•	secure substantial additional funding;
•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;
•	build and maintain appropriate clinical, sales, manufacturing, distribution, and marketing capabilities on our own or through third parties; and
•	gain market acceptance and favorable reimbursement status for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

Our collaboration with Kite is critically important to our business. If we are unable to maintain this collaboration, or if this collaboration is not successful, our business could be adversely affected.

In May 2019, we entered into the Kite Agreement  to conduct a multi-center Phase 1b/2 study (ZUMA-19) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma. See "Business — Kite Collaboration."

Pursuant to the terms of the Kite Agreement, Kite may elect to terminate or suspend the Study at any time. Because we currently rely on Kite for a substantial portion of our discovery capabilities, if Kite delays or fails to perform its obligations under the Kite Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates the Kite Agreement, our pipeline of product candidates would be adversely affected. Kite may also fail to properly maintain or defend the intellectual property we have licensed from them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, either party has the right to terminate the Kite Agreement under certain circumstances. If our collaboration with Kite is terminated, the development of lenzilumab would be materially delayed or harmed.

In addition to our collaboration with Kite, we may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We may in the future seek to enter into agreements with other third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful, we may not be able to execute our strategy to develop our product candidates or therapies that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

With respect to our existing Kite Agreement and with any future collaboration agreements, we have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

We have relied and may in the future rely on third parties to conduct investigator-sponsored trials (“ISTs”) of our products, which is cost-effective for us but affords the investigators the ability to retain significant control over the design and conduct of the trials, as well as the use of the data generated from their efforts.

We have relied and may in the future rely on third parties to conduct and sponsor clinical trials relating to lenzilumab, our GM-CSF gene knockout platform and our other immunotherapies, ifabotuzumab and HGEN005. Such ISTs may provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, but we do not control the design or conduct of the ISTs, and it is possible that the FDA or non-U.S. regulatory authorities will not view these ISTs as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. Therefore, the timing of the initiation and completion of these trials is uncertain and may occur on substantially different timing from our estimates. We also use contract research organizations (“CROs”) to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

Before we can initiate clinical trials in the U.S. for any new product candidates, we are required to submit the results of preclinical testing to FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. For our programs already underway, we are required to report or provide information to appropriate regulatory authorities in order to continue with our testing programs. If we are unable to make timely regulatory submissions for any of our programs, it will delay our plans for our clinical trials. If those third parties do not make the required data available to us, we will likely have to identify and contract with another third party, and/or develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND application, which may lead to additional delays and increase the costs of our preclinical development. Moreover, despite the presence of an active IND application for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

•	identifying, recruiting, and enrolling qualified subjects to participate in a clinical trial;
•	identifying, recruiting, and training suitable clinical investigators;
•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time, and may vary significantly among different CROs and trial sites;
•	obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials, either as a result of transferring the manufacturing of a product candidate to another site or manufacturer, deferring ordering or production of product in order to conserve resources or mitigate risk, having product in inventory become no longer suitable for use in humans, or other reasons that reduce or delay availability of drug supply;

•	obtaining and maintaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at an existing or prospective site;
•	retaining or replacing participants who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, or personal issues;
•	developing any companion diagnostic necessary to ensure the study enrolls the target population;
•	being required by the FDA to add more patients or sites or to conduct additional trials; or
•	the FDA placing a clinical trial on hold.

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

The scientific rationale behind the hypothesis that GM-CSF is a cause of the cytokine storm that leads to adverse results in COVID-19 patients is still being tested and may not prove accurate.

The hypothesis that elevated GM-CSF+ T cells may contribute to cytokine storm-induced immune mechanisms that places patients at greater risk of ICU admission and mortality with the current pandemic strain of coronavirus is unproven. Certain data are the subject of pre-publication papers that have not been peer-reviewed and may not be substantiated. If this hypothesis is not ultimately proven, the potential for lenzilumab to play a meaningful role in a COVID-19 therapy likely would decrease or be eliminated. We cannot assure you that our exploratory efforts in this respect will be fruitful.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, or may prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by FDA in the U.S. and by comparable authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any future development partners’ clinical trials;
•	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from the U.S.;
•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;
•	we or any future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical;
•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any future development partners contract for clinical and commercial supplies; or
•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary widely among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals may delay or prevent us or any future development partners from commercializing our product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has substantial inherent risk. We or any future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target populations for their intended indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. In addition, serious adverse or undesirable side-effects may emerge or be identified during later stages of development that were not observed in earlier stages. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) to FDA and even fewer are approved for commercialization.

If we fail to attract and retain key management and clinical development personnel, or if the attention of such personnel is diverted, we may be unable to successfully manage our business and develop or commercialize our product candidates.

We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are heavily affected by turnover and highly dependent on the expertise of the members of our senior management team, in particular our Chief Executive Officer, Dr. Cameron Durrant, and Dr. Dale Chappell, the controlling owner of the Black Horse Entities and our current ex-officio chief scientific officer. Furthermore, we rely on third party consultants for a variety of services. We cannot predict the impact of the loss of such individuals or the loss of services of any of our other senior management, should they occur, or the difficulty in replacing such individuals. Such losses could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties in immunotherapy and oncology treatments and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying on our biologics approvals under section 351(k) of the Public Health Service Act, or with generic copies of our products approved by FDA under an abbreviated new drug application (“ANDA”), referencing our drug products. We believe that competitors are actively developing competing products to our product candidates. See “Competition” in the “Business” section of this Annual Report on Form 10-K for a discussion of competition with respect to our current product candidates.

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

In addition to the foregoing, the process of manufacturing our products is complex, highly regulated and subject to several risks, including but not limited to the following:

•	We, and our contract manufacturers, must comply with FDA’s current Good Manufacturing Practice, (“cGMP”), regulations and guidance. We, and our contract manufacturers, may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, and our contract manufacturers, are subject to inspections by FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements, or a failure to pass any regulatory authority inspection, could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, adverse publicity, and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. Once our product candidates are approved, we may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, plant closures, capacity constraints, competing customer priorities or changes in corporate strategy or priorities, process changes or failures, changes in business models or operations, materials or labor shortages, natural disasters, power failures and numerous other factors.
•	We are wholly dependent upon third party CMOs for the timely supply of adequate quantities of requisite quality product for our nonclinical, clinical and, if approved by regulatory authorities, commercial scale production.
•	The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our product candidates profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methods for many product candidates under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend toward managed health care in the U.S., third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We could be subject to pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional, or local healthcare budget limitations.

Similar concerns about the costs of treatment have been raised in Europe and the United Kingdom, where the cost effectiveness of CAR-T therapies have been an impediment to utilization of Kymriah and Yescarta. If CAR-T companies are not able to convince regulators and payers in national healthcare systems that the benefits of a CAR-T therapy outweigh its costs, the market for lenzilumab might not develop.

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

We intend to seek approval to market our future product candidates in the U.S. and potentially in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for product candidates to include the sale of commercial products if we obtain marketing approval for our product candidates in development; however, we may be unable to obtain commercially reasonable product liability insurance for any product candidates approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side-effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our working capital and adversely affect our business.

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

We are exposed to the risk of employee fraud or other misconduct.  Misconduct by employees or consultants could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, failure to provide accurate information to FDA or comparable foreign regulatory authorities, failure to comply with manufacturing standards, failure to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, failure to report financial information or data accurately, violations of anti-bribery laws, or failure to disclose unauthorized activities to us.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices.  These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Employee or consultant misconduct could also involve the improper use of confidential information obtained in the course of our business, which could result in civil or criminal legal actions, regulatory sanctions, or serious harm to our reputation.  We have adopted a Code of Business Conduct and Ethics and other corporate policies, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Our internal computer systems, or those of our current or future development partners, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

We and any of our current or future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

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

The False Claims Act imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The False Claims Act has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The False Claims Act includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate the False Claims Act or anti-kickback or related laws, then our revenue could be adversely affected, which would likely harm our business, financial condition, and results of operations.

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

Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market, and distribute our products after approval is obtained.

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

If the FDA approves any of our product candidates, the labeling, manufacturing, packaging, storage, distribution, export, adverse event reporting, advertising, promotion and record-keeping for our products will be subject to extensive regulatory requirements. Violations of these regulatory requirements or the subsequent discovery of previously unknown problems with the products, including adverse events of unanticipated severity or frequency, may result in:

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors and licensees to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have an active patent protection program that includes filing patent applications on new compounds, formulations, delivery systems and methods of making and using products and prosecuting these patent applications in the U.S. and abroad. As patents issue, we also file continuation applications as appropriate. Although we have taken steps to build a strong patent portfolio, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties find ways to invalidate or otherwise circumvent our licensed patents;
•	if and when patents will issue in the U.S. or any other country;
•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to protect our intellectual property rights, which may be costly whether we win or lose;
•	whether any of our patents will be challenged by our competitors alleging invalidity or unenforceability and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability or scope;
•	whether a competitor will develop a similar compound that is outside the scope of protection afforded by a patent or whether the patent scope is inherent in the claims modified due to interpretation of claim scope by a court;
•	whether there were activities previously undertaken by a licensor that could limit the scope, validity or enforceability of licensed patents and intellectual property; or
•	whether a competitor will assert infringement of its patents or intellectual property, whether or not meritorious, and what the outcome of any related litigation or challenge may be.

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

Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. Our patent rights and the patent rights of biopharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. These uncertainties also mean that any patents that we own or may obtain in the future could be subject to challenge, and even if not challenged, may not provide us with meaningful protection from competition. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us.

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

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and any licensor’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or any licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the utility, written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We may be subject to competition from third parties with products in the same class of products as our product candidates, or products with the same active pharmaceutical ingredients as our product candidates in those jurisdictions in which we have no patent protection. Even if patents are issued to us or any licensor regarding our product or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable on a variety of grounds, including lack of utility, lack sufficient written description or enablement, utility, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these products without legally infringing our patents. The current U.S. regulatory environment may have the effect of encouraging companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications (“ANDAs”) for generic substitutes. These same types of incentives encourage competitors to submit new drug applications (“NDAs”) that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

If we infringe the rights of third parties, we could be prevented from selling products and be forced to defend against litigation and pay damages.

There is a risk that we are infringing the proprietary rights of third parties because numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or any licensor’s pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or any licensor, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

We are a party to technology licenses and have acquired certain assets and rights that are important to our business and we may enter into additional licenses or acquire additional assets and rights in the future. We currently hold licenses from Ludwig Institute for Cancer Research (“LICR”), BioWa, Inc. (“BioWa”), Lonza Sales AG (“Lonza”) Mayo Foundation (“Mayo”) and the University of Zurich (“UZH”). These licenses impose various commercial, contingent payments, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license or take back rights or assets, in which event we would lose valuable rights under our collaboration agreements, potential claims and our ability to develop product candidates.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we intend to seek patent protection only in selected countries. Our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S.. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Common Stock

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by LPC, or the perception that such sales may occur, could cause the price of our common stock to fall.

On November 8, 2019, we entered into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which LPC has committed to purchase up to $20,000,000 of our common stock from time to time over a 36-month period. Upon the execution of the Purchase Agreement, we issued 706,592 Commitment Shares to LPC as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. We generally have the right to control the timing and amount of any future sales of our shares to LPC. Sales of our common stock, if any, to LPC will depend upon market conditions and other factors to be determined by us, and the price we receive from any sales will be based on market prices near the time of sale. Therefore, sales to LPC by us could result in substantial dilution to the interests of other holders of our common stock. We may ultimately decide to sell to LPC all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. LPC may resell all, some or none of these shares it has acquired form us at any time or from time to time in its discretion. Any such sales by Lincoln Park could cause the market price of our common stock to decline. Additionally, the sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not have access to the full amount available under the Purchase Agreement with LPC.

Under our Purchase Agreement with LPC, we may, at our discretion from time to time over a 36-month period, on any single business day on which the closing price of our common stock is above $0.15 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction as provided in the Purchase Agreement), direct LPC to purchase shares of our common stock in amounts up to 100,000 shares, which amounts may be increased to up to 250,000 shares depending on the market price of our common stock at the time of sale and subject to a maximum commitment by LPC of $750,000 per single regular purchase. Although the Purchase Agreement provides that we may sell up to $20,000,000 of our common stock to LPC, only 14,500,000 shares of our common stock were initially registered for resale, which represents: (i) 706,592 Commitment Shares that were issued to LPC as consideration for making the commitment under the Purchase Agreement, and (ii) an additional 13,793,408 shares which may be issued to LPC in the future under the Purchase Agreement, if and when we sell shares to LPC under the Purchase Agreement.

Depending on the market prices of our common stock at the time we elect to issue and sell shares to LPC under the Purchase Agreement, we may need to register for resale additional shares of our common stock in order to receive aggregate gross proceeds equal to the $20,000,000 total commitment available to us under the Purchase Agreement.

The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. If we elect to issue and sell more than the 14,500,000 shares initially registered under the Registration Statement on Form S-1 to LPC, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares, which could cause additional substantial dilution to our stockholders. Even if we sell all $20,000,000 under the Purchase Agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The Black Horse Entities currently own more than a majority of our outstanding common stock and control the outcome of all matters subject to stockholder approval.

As of March 12, 2020, the Black Horse Entities collectively hold approximately 59.5% of our outstanding common stock. Dr. Chappell, a member of our board of directors from June 30, 2016 until November 10, 2017 and our current ex-officio chief scientific officer, controls the Black Horse Entities. As a result, Dr. Chappell has the ability to control the election of the members of our board of directors and the outcome of all matters requiring stockholder approval, including the ability to cause or prevent a change of control of our company. The control possessed by Dr. Chappell could prevent or discourage unsolicited acquisition proposals or offers for our common stock that may be in the best interest of our other stockholders.

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

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders. Our directors, executive officers, and the Black Horse Entities and the other holders of more than 5% of our common stock together with their affiliates beneficially own approximately 90.3% of our common stock as of March 12, 2020. Some of these persons or entities may have interests that are different from our other stockholders. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

While our common stock is currently quoted on the OTCQB Venture Market, trading in our common stock is limited. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

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

In the course of the preparation and external audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2019, we and our independent registered public accounting firm identified a “material weakness” in our internal control over financial reporting related to our limited number of accounting and financial reporting personnel. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. We identified an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

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

The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in these “Risk Factors” and others such as:

•	delay or failure in initiating or completing preclinical studies or clinical trials, or unsatisfactory results of these trials and the resulting impact on ongoing product development;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to successfully re-list and maintain the listing of our common stock on a national securities exchange;
•	announcements regarding equity or debt financing transactions;
•	sales or potential sales of substantial amounts of our common stock or securities convertible into our common stock;
•	announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions;
•	developments concerning our development partner, licensors or product candidate manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries and the economy as a whole;
•	governmental regulation and legislation;
•	recruitment or departure of members of our board of directors, management team or other key personnel;
•	changes in our operating results;
•	any financial projections we may provide to the public, any changes in these projections, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow our common stock;
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; and
•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares.

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

Our common stock may be considered to be a “penny stock” and, as such, any market for our common stock may be further limited by SEC rules applicable to penny stocks. Some brokers may be unwilling to trade our securities, and you may have difficulty reselling your shares, which may cause the value of your investment to decline.

To the extent the price of our common stock continues to trade at prices below $5.00 per share, our common stock may be subject to the “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations may adversely affect the ability of brokers to sell our common stock and limit the liquidity of our common stock, and because of the imposition of these additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent a holder of our shares from reselling those shares and may cause the value of such investment to decline.

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

The trading market for a company’s common stock often is based in part on the research and reports that securities and industry analysts publish about the company. We are not currently aware of any well-known analysts that are covering our common stock, and without analyst coverage it could be hard to generate interest in investments in our common stock. Furthermore, if analyst coverage does develop, and an analyst downgrades our stock or publishes unfavorable research about our business, or if our clinical trials or operating results fail to meet the analysts’ expectations, our stock price would likely decline.

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

In addition, our Charter permits the Board to issue up to 25 million shares of preferred stock with such powers, rights, terms and conditions as may be designated by the Board upon the issuance of shares of preferred stock at one or more times in the future. Specifically, the Charter permits the Board to approve the future issuance of all or any shares of the preferred stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further authorization by our stockholders. The Board’s power to issue preferred stock could have the effect of delaying, deterring or preventing a transaction or a change in control of our company that might otherwise be in the best interest of our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We have leased an office in Burlingame, California, which lease was month-to-month and commenced in April 2018. We terminated the lease on November 19, 2019 and entered into a sub-lease agreement for space in the same building in Burlingame, California. The sub-lease initial term expires on March 31, 2020 and is renewable for additional terms by mutual agreement.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceedings

We filed for protection under Chapter 11 of Title 11 of the U.S. Code on December 29, 2015, in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court (Case No. 15-12628 (LSS). Our Second Amended Plan of Reorganization, dated May 9, 2016, as amended, or the Plan, was approved by the Bankruptcy Court on June 16, 2016 and went effective on June 30, 2016, or the Effective Date. As of the Effective Date, approximately 195 proofs of claim were outstanding (including claims that were previously identified on the Schedules) totaling approximately $32.0 million.

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

Savant Litigation

On July 10, 2017, we filed a complaint against Savant in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”). KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD. We asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 5 - “Savant Arrangements” to the accompanying Consolidated Financial Statements for more information about the MDC Agreement. We alleged that Savant had breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, we have alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC. We asserted that we are entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

On July 12, 2017, Savant removed the case to the Bankruptcy Court, claiming that the action is related to or arises under the Bankruptcy Case from which we emerged in July 2016. In re KaloBios Pharmaceuticals, Inc., No. 15-12628 (LSS) (Bankr. D. Del.). On July 27, 2017, Savant filed an Answer and Counterclaims. Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that we breached our obligations to pay the milestone payments and other related representations and obligations. On August 1, 2017, we moved to remand the case back to the Delaware Court (the “Motion to Remand”).

On August 2, 2017, Savant sent a foreclosure notice to us, demanding that we provide the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017. We moved for a Temporary Restraining Order (the “TRO”) and Preliminary Injunction in the Bankruptcy Court on August 4, 2017. Savant responded on August 7, 2017. On August 7, 2017, the Bankruptcy Court granted our motion for a TRO, entering an order prohibiting Savant from collecting on or selling the Collateral, entering our premises, issuing any default notices to us, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement. On August 9, 2017, the parties have stipulated to continue the provisions of the TRO in full force and effect until further order of the appropriate court, which the Bankruptcy Court signed that same day (the “Stipulated Order”).

On January 22, 2018, Savant wrote to the Bankruptcy Court requesting dissolution of the TRO and the Stipulated Order. On January 29, 2018, the Bankruptcy Court granted the Motion to Remand and denied Savant’s request to dissolve the TRO and Stipulated Order, ordering that any request to dissolve the TRO and Stipulated Order be made to the Delaware Court.

On February 13, 2018 Savant made a letter request to the Delaware Court to dissolve the TRO and Stipulated Order. Also on February 13, 2018, we filed our Answer and Affirmative defenses to Savant’s Counterclaims. On February 15, 2018 we filed a letter opposition to Savant’s request to dissolve the TRO and Stipulated Order, requesting a status conference. A hearing on Savant’s request to dissolve the TRO and Stipulated Order was held before the Delaware Court on March 19, 2018. The Delaware Court denied Savant’s request to dissolve the TRO and Stipulated order, which remain in effect.

On April 11, 2018, we advised the Delaware Court that we would meet and confer with Savant regarding a proposed case management order and date for trial. On April 26, 2018 the Delaware Court so-ordered a proposed case management order submitted by us and Savant. The schedule in the case management order was modified by stipulation on August 24, 2018.

On April 8, 2019, we moved to compel Savant to produce documents in response to our document requests.  The parties thereafter agreed to a discovery schedule through June 30, 2019, which the Superior Court so-ordered, and the parties produced documents to each other.

On June 4, 2019, Savant filed a complaint against us and Madison in the Delaware Court of Chancery (the “Chancery Action”) seeking to “recover as damages amounts owed to it under the MDC Agreement, and to reclaim Savant’s intellectual property,” among other things.  Savant also requested leave to move to dismiss our complaint on the grounds that our transfer of assets to Madison was champertous.  On June 10, 2019, we requested by letter that the Superior Court hold a contempt hearing because the Chancery Action violated the TRO entered by the Bankruptcy Court, the terms of which have been extended by stipulation of the parties.  On June 18, 2019, the Superior Court held a telephonic status conference.  The parties agreed that the Chancery Action should be consolidated with the Superior Court action, after which the Superior Court would address the parties’ motions.

On July 22, 2019, we moved for contempt against Savant.  Savant filed its opposition on July 29, 2019.  On August 12, 2019, the Superior Court denied the Company’s motion for contempt.

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  We filed our response and cross-motion for summary judgment on August 27, 2019.  Savant filed its reply on September 10, 2019 and we filed our cross-reply on September 20, 2019.  The motion is fully briefed, and is scheduled for argument on February 3, 2020.

On July 26, 2019, we moved to modify the previously agreed-upon discovery schedule to extend discovery through December 31, 2019, which the Superior Court granted.  In a subsequent order, the discovery schedule was extended until the end of March 2020.

On July 30, 2019, we filed a motion to dismiss Savant’s Chancery Action.  Savant filed an amended complaint on September 4, 2019, and we filed our opening brief in support of our motion to dismiss on October 11, 2019.  That motion is fully briefed and scheduled for argument on February 3, 2020.

On August 19, 2019, Savant moved to dismiss our amended Superior Court complaint.  On September 27, 2019, we filed an opposition to Savant’s motion and, in the alternative, requesting leave to file a second amended complaint against Savant.  Savant consented to the filing of the second amended complaint and withdrew their motion to dismiss.  Savant filed a partial motion to dismiss against a co-defendant on October 30, 2019.  That motion is fully briefed and is scheduled for argument on February 3, 2020. At the February 3, 2020 hearing, the Court reserved judgment on the parties’ reciprocal motions.

On November 18, 2019, the Court granted Savant’s Motion to Schedule a Preliminary Injunction hearing concerning the August 2017 TRO and Stipulated Order that are still in effect.  A briefing schedule has been set and the hearing is scheduled for March 25, 2020.

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

Holders of Common Stock

As of March 12, 2020, we had 114,304,290 shares of common stock outstanding held by approximately 44 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Unregistered Sales of Equity Securities

Since January 1, 2019, we have sold the following securities that were not registered under the Securities Act:

•	On January 25, 2019, we issued 57,432 shares of common stock to MZHCI, LLC in exchange for investor relations consulting services delivered by the MZHCI, LLC to us pursuant to a consulting services agreement entered into on November 11, 2016.

•	On September 18, 2019, we issued 3,529 shares of common stock to Ness Capital and Consulting, LLC (the “Consultant”) in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.

•	On October 11, 2019, we issued 4,285 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.

•	On November 13, 2019, we issued 7,258 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.

•	On December 13, 2019, we issued 12,359 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.

•	As previously reported, on November 8, 2019, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $20,000,000 of our common stock. Upon the execution of the Purchase Agreement, we issued 706,592 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. In the fourth quarter of 2019, we issued 500,000 shares of our common stock to Lincoln Park under the Purchase Agreement for proceeds of $185,000.

The sales and issuances described above were made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and/or Regulation D under the Securities Act as sales to accredited investors. The purchasers in these transactions represented to us that they were accredited investors and were acquiring the shares for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

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

During February 2018, we completed the financial restructuring transactions announced in December 2017 and furthered our transformation into a clinical-stage biopharmaceutical company.

During 2019, we completed our transformation into a clinical-stage biopharmaceutical company developing our clinical stage immuno-oncology and immunology portfolio of monoclonal antibodies. We are focusing our efforts on the development of our lead product candidate, lenzilumab, through our collaboration with Kite to study the effect of lenzilumab on the safety of Yescarta, including CRS, with a secondary endpoint of increased efficacy. We believe this study, ZUMA-19, may be the basis for registration of lenzilumab given the similar trial design to Yescarta’s and Kymriah’s registration trials.

We are also exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage including the prevention and/or treatment of GvHD while preserving GvL benefits in patients undergoing allogeneic HSCT. In this context, GvHD is akin to CRS, or cytokine storm and we believe the mechanism to be driven by GM-CSF levels. The recent coronavirus pandemic which is due to the SARS-CoV-2 virus and leads to the condition referred to as COVID-19, is characterized in the later and sometimes fatal stages by lung dysfunction which is triggered by CRS, or cytokine storm. Recent publications point to GM-CSF being a key cytokine, with elevated levels especially in those patients who transition to the Intensive Care Unit (ICU). We have established several partnerships with leading institutions to advance our innovative pipeline and are in active discussion with several government and commercial organizations.

We believe that we have a dominant intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, GvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

During 2019, we have also advanced our preclinical next-generation cell and gene therapies for the treatment of cancers via our novel GM-CSF neutralization and gene-knockout platforms.

As a leader in GM-CSF pathway science, we believe that we have the ability to transform prevention of CRS in SARS-CoV-2 infection. The virus associated with the current COVID-19 pandemic, SARS-Cov-2, is one of a group of several betacoronaviruses, which includes the viruses responsible for Severe Acute Respiratory Syndrome (SARS-CoV) and Middle East Respiratory Syndrome (MERS-CoV). These viruses infect predominantly the lower lung and cause fatal pneumonia. Other coronaviruses infect the upper respiratory tract and cause some cases of the common cold. The clinical course of COVID-19 can be mistaken for influenza infection – patients in both cases often suffer from aches and pains throughout the body, fever, cough and general malaise. COVID-19 is not typically associated with a productive cough – rather it tends to be a dry cough – and sneezing is less common. A nasal or throat swab can be used to test for SARS-CoV-2 infection, and blood tests can be run to check for viral titers. Travel to areas where COVID-19 appears to have a large number of cases and exposure to people who are known to have suffered from the condition or carriers of SARS-CoV-2 also increases the clinical suspicion of possible infection. Data generated during the SARS and MERS outbreaks point to cytokine storm as a phase of the illness which is characterized by an immune hyperactive phase, which then can progress to lung dysfunction and death. The natural history of SARS infection shows viral load actually decreases as patients enter the second phase.

Recent data from China and the subject of a pre-publication titled “Aberrant pathogenic GM-CSF+ T cells and inflammatory CD14+CD16+ monocytes in severe pulmonary syndrome patients of a new coronavirus”, supports the hypothesis that cytokine storm-induced immune mechanisms have contributed to patient mortality with the current pandemic strain of coronavirus.

The severe clinical features associated with some COVID-19 infections result from an inflammation-induced lung injury requiring Intensive Care Unit (ICU) care and mechanical ventilation. This lung injury is a result of a cytokine storm resulting from a hyper-reactive immune response. The lung injury that leads to death is not directly related to the virus, but appears to be a result of a hyper-reactive immune response to the virus triggering a cytokine storm that can continue even after viral titers begin to fall.

The authors of the study assessed samples from patients with severe pneumonia resulting from COVID-19 infection to identify whether inflammatory factors such as GM-CSF, G-CSF, IL-6, MCP-1, MIP 1 alpha, IFN-gamma and TNF-alpha were implicated.

The authors noted that steroid treatment in such cases has been disappointing in terms of outcome, but suggested that a monoclonal antibody that targets GM-CSF may prevent or curb the hyper-active immune response caused by COVID-19 in this setting. Humanigen believes that the authors’ findings are worthy of further investigation, suggesting that to reduce or eradicate ICU care and prevent deaths from COVID-19 infection, an intervention may be needed to prevent cytokine storm.

Separate publications confirm that cytokine storm is characterized by surge of high levels of circulating inflammatory cytokines, and is an overreaction of the immune system under the conditions, such as CAR-T therapy and patients infected with SARS-CoV-2. These recent studies revealed that high levels of GM-CSF, along with a few other cytokines, are critically associated with severe clinical complications in COVID-19 patients. High concentration of GM-CSF was found in the plasma of severe and critically ill patients, which account for approximately 20% of all patients, especially in those requiring intensive care.

Lenzilumab has been shown to prevent cytokine storm in animal models and this work has been published in peer reviewed journals. Patients are expected to be enrolled soon in a clinical study to determine lenzilumab’s effect on cytokine storm associated with the hyper-active immune response associated with CAR-T therapy in collaboration with Kite Pharma.

The Company believes these new data suggest that GM-CSF may be a critical triggering cytokine in the increased mortality in the current coronavirus pandemic. A potential program in COVID-19 to prevent cytokine storm is complementary to the programs in CAR-T and GvHD, which are also focused on preventing or reducing cytokine storm in those disease states.

As a leader in GM-CSF pathway science, we believe that we have the ability to transform CAR-T therapy and a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities (referred to as the efficacy/toxicity linkage).We believe that our GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side-effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and preclinical in vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects, including CRS and NT. GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of MDSCs that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. Our strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab has the potential to be used in combination with any FDA-approved or development stage T-cell therapy, including CAR-T therapy, as well as in combination with other cell therapies such as HSCT to make these treatments safer and more effective.

We have utilized a precision medicine approach and personalized the development of lenzilumab based on specific genetic mutations or biomarkers at baseline. We recently reported on a Phase I study of lenzilumab as monotherapy in refractory chronic myelomonocytic leukemia (CMML) and are now planning a potential Phase II study of lenzilumab in combination with azacitidine (current standard therapy) in newly-diagnosed CMML patients with certain genetic mutations. We are also planning a potential Phase II/III study focused on early intervention with lenzilumab in patients at high risk for acute Graft versus Host Disease (GvHD) based on specific biomarkers. We have also reported on a Phase II study in severe asthma utilizing lenzilumab, which showed a statistically significant improvement in efficacy and favorable safety profile in patients with eosinophilic asthma, 21 of whom received lenzilumab vs. 20 patients who received placebo. In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

Our immediate focus is combining FDA-approved and development stage CAR-T therapies with lenzilumab, our lead product candidate. A clinical collaboration with Kite was recently announced to evaluate the use of lenzilumab with Yescarta.

We are also creating next-generation combinatory gene-edited CAR-T therapies using strategies to improve efficacy while employing GM-CSF gene knockout technologies to control toxicity. This includes developing our own portfolio of proprietary first-in-class EphA3-CAR-Ts for various solid cancers and EMR1-CAR-Ts for various eosinophilic disorders.

Lenzilumab

Lenzilumab neutralizes human GM-CSF and has the potential to prevent or reduce certain serious side-effects associated with CAR-T therapy (CRS and neurotoxicity) and improve upon the efficacy of CAR-T therapy. This same mechanism we believe to be the causation of CRS/cytokine storm which precedes the decline in lung function seen with severe cases of COVID-19. Preclinical data generated in collaboration with the Mayo Clinic, which was published in ‘blood®’, a premier journal in hematology, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of CAR-T therapy. This may also result in durable, or longer term, responses in CAR-T therapies.

There are currently no products approved by the FDA for the prevention of CRS/cytokine storm associated with COVID-19. Also there are currently no products approved by the FDA for the prevention of CAR-T therapy-related side effects, nor are there any approved therapies for the treatment of CAR-T therapy related NT. We continue to advance the development of lenzilumab in combination with CAR-T therapy through a non-exclusive clinical collaboration with Kite, pursuant to which we are conducting a multi-center Phase Ib/II study (the “Study”) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). The Study has been designated the nomenclature ‘ZUMA-19’, consistent with the other Kite CAR-T studies, which also receive a ‘ZUMA’ designation. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety and efficacy of Yescarta. Kite’s Yescarta is one of two CAR-T therapies that have been approved by the FDA and is the CAR-T therapy market leader, and our collaboration with Kite is currently the only clinical collaboration which is now enrolling patients with the potential to improve both the safety and efficacy of CAR-T therapy. We also plan to measure other potentially beneficial effects on efficacy and healthcare resource utilization. In addition, lenzilumab’s success in preventing serious and potentially life-threatening side-effects could offer economic benefits to medical system payers by making the CAR-T therapy capable of being administered, and follow-up care subsequently monitored and managed, potentially on an out-patient basis in certain patients and circumstances. In turn, we believe that delivering such provider and payer benefits might accelerate the use of the CAR-T therapy itself, and thereby permit us to generate further revenues from sales of lenzilumab.

In addition to COVID-19 and CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with our current and future partners.

In July 2019, we entered into the Zurich Agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent or treat GvHD, thereby expanding our development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. There are currently no FDA-approved agents for the prevention of GvHD, nor treatment of GvHD in patients identified as high risk by certain biomarkers. We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial GvL effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. Several recent papers have been published which support this approach, including in Science Translational Medicine in November 2018 and in ‘blood advances’ in October 2019.

We aim to position lenzilumab as a necessary companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD.

Given our interest in developing lenzilumab to prevent CRS/cytokine storm in COVID-19 as well as in the treatment of rare cancers and other orphan conditions such as GvHD, we believe that we have the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

GM-CSF Gene Knockout

We are advancing our GM-CSF knockout gene-editing CAR-T platform through the Mayo Agreement that we entered into in June 2019 with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools, including CRISPR-Cas9. We believe that our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy. In addition, we have and continue to file intellectual property encompassing a broad range of gene-editing approaches related to GM-CSF knockout.

Preclinical data indicates that GM-CSF gene knockout CAR-T cells show improved overall survival compared to wild-type CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. We are establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and we are also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities. Through targeted gene expression and modulating cytokine activation signaling, we may be able to increase the proportion of fitter T-cells produced during expansion, increase their proliferative potential, and inhibit activation-induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. Initial data were published in an abstract that was presented at the December 2019 ASH meeting and also won an ASH Abstract Achievement award.

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

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

We have begun to generate our own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-EphA3 monoclonal antibody. Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer.

By developing an EphA3-CAR-T using ifabotuzumab as the backbone, we may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. We are collaborating with the Mayo Clinic and plan to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing IND-enabling work. We have published initial data from our Phase I study in an abstract that was accepted for the November 2019 SNO meeting, showing data in glioblastoma multiforme, a form of brain cancer.

EMR1-CAR: Targeting Eosinophils

Our EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets EMR1. Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. We believe that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. We have engaged with NIH to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND-enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although we cannot assure you that we will reach any agreements for these next steps.

Operating Losses and Liquidity

We have incurred significant losses and had an accumulated deficit of $284.9 million as of December 31, 2019. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The Consolidated Financial Statements for the year ended December 31, 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

A registrant with EGC status loses its eligibility as an EGC five years after its common equity initial public offering, December 31, 2018 for our company. Accordingly, we are required to adopt new accounting standards on the same timeline as other public companies effective January 1, 2018. See Note 3 to the Consolidated Financial Statements for a description of the impact of new accounting standards adopted in 2019.

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

Revenue Recognition

Our revenue to date has been generated primarily through license agreements and research and development collaboration agreements. We had no revenues for the years ending December 31, 2018 and 2019. Commencing January 1, 2018, we recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Results of Operations

General

At December 31, 2019, we had an accumulated deficit of $284.9 million, primarily as a result of research and development and general and administrative expenses as well as costs incurred in reorganization. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies, overhead expenses such as rent and utilities, and external costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project. The following table shows our total research and development expenses for the years ended December 31, 2019 and 2018 ($000’s):

	Year Ended December 31,
(in thousands)	2019	2018
External Costs
Lenzilumab	$2,046	$1,662
Ifabotuzumab	104	105
Internal costs	466	452
Total research and development	$2,616	$2,219

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development including our development efforts for lenzilumab to reduce the serious and potentially life-threatening side-effects associated with CAR-T therapy and potentially improve efficacy. Depending on the results of our development efforts we expect to incur substantial costs to prepare for potential clinical trials and activities for lenzilumab.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2019 and 2018, general and administrative expenses were $6.3 million and $9.1 million, respectively.

Comparison of Years Ended December 31, 2019 and 2018 ($000’s)

	Year Ended December 31,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$2,616	$2,219	$397	18
General and administrative	6,328	9,112	(2,784)	(31)
Loss from operations	(8,944)	(11,331)	(2,387)	(21)
Interest expense	(1,349)	(852)	497	58
Other income (expense), net	(1)	324	325	100
Reorganization items, net	-	(145)	$(145)	(100)
Net loss	$(10,294)	$(12,004)	$(1,710)	(14)

Research and development expenses increased $0.4 million in 2019 from $2.2 million for the year ended December 31, 2018 to $2.6 million for the year ended December 31, 2019. The increase is primarily due to the increase in spending in preparation for the phase Ib/II clinical trial of Lenzilumab with Kite’s Yescarta in CAR-T therapy. We expect our research and development expenses will increase substantially in 2020 compared to 2019, due to the commencement of enrollment in the trial.

General and administrative expenses decreased $2.8 million in 2019 from $9.1 million for the year ended December 31, 2018 to $6.3 million for the year ended December 31, 2019. The decrease in general and administrative expenses is primarily attributable to a $2.7 million decrease in stock-based compensation expense related to the issuance of options to management, consultants and board members subsequent to the completion of the Restructuring Transactions in 2018 without such issuances in 2019. We expect our general and administrative expenses to increase somewhat in 2020 as compared to 2019 due to the expected addition of positions in the finance and accounting area with the objective of improving internal controls and eliminating the material weakness that exists as of December 31, 2019.

Interest expense increased $0.5 million from $0.8 million recognized for the year ended December 31, 2018 to $1.3 million for the year ended December 31, 2019. Interest expense for the year ended December 31, 2019 primarily consisted of $0.2 million for interest and amortization of debt discount related to the Advance Notes, entered into in June, July and August 2018, $0.8 million for interest and amortization of debt discount related to the 2018 Convertible Notes entered into in September 2018, $0.1 million in interest and amortization of debt discount related to the 2019 Convertible Notes entered into in April 2019, $0.1 million in interest related to the 2019 Bridge Notes entered into in June and November 2019 and $0.1 million in interest related to the Notes payable to vendors related to our 2016 bankruptcy filing. Interest expense of $0.9 million recognized for the year ended December 31, 2018 is comprised of $0.4 million for interest and loan issuance costs related to the Term Loans (as defined below), $0.2 million for interest and amortization of debt discount related to the Advance Notes, $0.2 million for interest and amortization of debt discount related to the 2018 Convertible Notes and $0.1 million for interest related to the Notes payable to vendors related to our 2016 bankruptcy filing.

Reorganization items, net for the year ended December 31, 2018 primarily consisted of legal fees. There were no Reorganization items, net incurred for the year ended December 31, 2019.

Other income, net for the year ended December 31, 2018 primarily consisted of legal fees assumed by Madison Joint Venture LLC related to their positive election related to the assets related to benznidazole, our former drug candidate (see Note 9).

Income Taxes

As of December 31, 2019, we had net operating loss carryforwards of approximately $166.2 million to offset future federal income taxes which expire in the years 2021 through 2037, and approximately $172.1 million that may offset future state income taxes which expire in the years 2028 through 2039. We also have federal net operating loss carryforwards generated in 2018 and 2019 of $15.4 million that have no expiration date as a result of the tax law changes signed into law on December 22, 2017. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $57.4 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings and private placements of our common stock, private placements of our preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, borrowings against lines of credit, and receipts from prior collaboration agreements. At December 31, 2019, we had cash and cash equivalents of $0.1 million. As of March 13, 2020, we had cash and cash equivalents of $268,000.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below ($000’s):

	Twelve Months Ended December 31,
(In thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(4,001)	$(6,209)
Financing activities	3,330	6,256
Net increase (decrease) in cash and cash equivalents	$(671)	$47

Net cash used in operating activities was $4.0 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively. Cash used in operating activities in 2018 primarily related to our net loss of $12.0 million, adjusted for non-cash items, such as $4.8 million in stock-based compensation, $0.8 million in non-cash interest expense and other non-cash items of $0.2 million. Cash used in operating activities in 2019 primarily related to our net loss of $10.3 million, adjusted for non-cash items, such as $2.0 million in stock-based compensation, $1.3 million in non-cash interest expense, changes in operating assets and liabilities of $2.8 million and other non-cash items of $0.2 million.

Net cash provided by financing activities was $3.3 million for the year ended December 31, 2019. This amount consists primarily of $2.0 million received from the issuance of the 2019 Bridge Notes (as defined below) entered into in June and November 2019, $1.3 million from the issuance of the 2019 Notes (as defined below) entered into in April 2019, $0.3 million received from the exercise of stock options, $0.2 million received from the issuance of common stock under the equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”), offset by $0.5 million in payments made against the Notes payable to vendors.

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2018. This amount consists primarily of $1.5 million received from Cheval Holdings, Ltd. (“Cheval”), an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder (“BHC”), related to the Restructuring Transactions (see “Restructuring Transactions” below), $1.1 million from the issuance of 2,445,557 shares of our common stock to accredited investors on March 12, 2018, $0.2 million received from the issuance of 400,000 shares of our common stock to an accredited investor on June 4, 2018, $0.9 million received from the issuance of the Advance Notes in June, July and August 2018 and $2.5 million received for the issuance of the Notes in September 2018.

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

Liquidity

Despite completing the Restructuring Transactions, we will require substantial additional capital to continue as a going concern and to support our business efforts, including pursuing our collaboration with Kite and obtaining regulatory approvals for our product candidates, lenzilumab, ifabotuzumab and HGEN005, clinical trials and other studies, and, if approved, the commercialization of our product candidates. Under the Kite Agreement, the parties have agreed to conduct a multi-center Phase 1/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma. We currently project we will be responsible for an aggregate of approximately $8 million in out-of-pocket costs assuming a total of 72 patients are enrolled in the Study, of which $2 million will be required to be paid to Kite thirty days prior to the initiation of the Study. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the type, number, timing, progress, costs, and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our preclinical and clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;

•	our ability to re-list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;

•	our ability to establish and maintain development partnering arrangements and any associated funding;

•	the emergence of competing products or technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion and costs of manufacturing our product candidates; and

•	the costs associated with being a public company.

As of December 31, 2019, our current liabilities of approximately $13.6 million exceeded our current assets of approximately $0.5 million. Our cash position as of June 30, 2019 was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. We paid approximately $0.5 million to extinguish certain of these notes in July and August 2019. As of December 31, 2019, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, our bankruptcy plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid notes.

Accordingly, we will need to seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, and licensing of our product candidates, to enable us to pursue the Kite collaboration and our other business initiatives. Since 2018, our capital-raising efforts have succeeded in raising a series of short-term bridge loans and convertible debt financings, including short-term bridge financings in June 2019 and November 2019 advanced, as applicable, by our two largest stockholders, which collectively control approximately 88% of our outstanding common stock as of December 31, 2019, and our Chairman and Chief Executive Officer, Dr. Durrant. In December 2019 we also effected an equity line of credit with LPC.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future years. ($000’s)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Principal payments on Notes payable to vendors	$774	$774	$-	$-	$-
Interest payments on Notes payable to vendors	320	320	-	-	-
Principal payments on 2019 Bridge notes	2,050	2,050	-	-	-
Interest payments on 2019 Bridge notes	63	63	-	-	-
Principal payments on Convertible notes	3,775	2,500	1,275	-	-
Interest payments on Convertible notes	290	224	66	-	-
Total	$7,272	$5,931	$1,341	$-	$-

Operating Leases

In April 2016 we entered into a lease agreement for a facility in Brisbane, California. The lease commenced in April 2016. This lease expired on September 30, 2018. In May 2018, we entered into a month-to-month lease agreement for a new facility in Burlingame, California. We terminated the lease on November 1, 2019 and entered into a sub-lease agreement for space in the same building in Burlingame, California. The sub-lease initial term expires on March 31, 2020 and is renewable for additional terms by mutual agreement.

Notes Payable to Vendors

On June 30, 2016, we issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, we used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. After giving effect to these payments, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million as of December 31, 2019. As of December 31, 2019 and December 31, 2018, we have accrued $0.3 million and $0.3 million in interest related to these promissory notes, respectively. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. Currently, we do not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety.

Advance Notes

In June, July and August 2018, we received an aggregate of $0.9 million of proceeds from advances made to us (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval, an affiliate of BHC, the Company’s controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Advance Note Lenders”). The Advance Notes accrued interest at a rate of 7% per year, compounded annually.

In accordance with their terms, on May 30, 2019, in connection with our announcement of the Kite Agreement, the Advance Note Lenders converted the amounts due under the Advance Notes into common stock at the conversion price of $0.45 per share. We issued a total of 2,179,622 shares of common stock in connection with the conversion.

2018 Convertible Notes

Commencing September 19, 2018, we delivered a series of convertible promissory notes (the “2018 Notes”) evidencing an aggregate of $2.5 million of loans made to us by six different lenders, including an affiliate of BHC, our controlling stockholder. The 2018 Notes bear interest at a rate of 7% per annum and will mature on the earliest of (i) twenty-four months from the date the 2018 Notes were signed, (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of our company or merger or sale by us of all or substantially all of our assets (in any case, a “Liquidation Event”). We used the proceeds from the 2018 Notes for working capital.

The 2018 Notes are convertible into our equity securities in three different scenarios:

If we sell our equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that results in gross proceeds to us of at least $10 million (a “Qualified Financing”), the 2018 Notes will be converted into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

If we sell our equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that results in gross proceeds to us of less than $10 million (a “Non-Qualified Financing”), the noteholders may convert their remaining 2018 Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $0.45 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes). Our sales of shares pursuant to the Purchase Agreement with Lincoln Park constitute a Non-Qualified Financing, and, thus, holders of the 2018 Notes have the ability to convert in accordance with the terms described above.

2019 Convertible Notes

Commencing on April 23, 2019, we delivered a series of convertible promissory notes (the “2019 Notes” and together with the 2018 Notes, the “Convertible Notes”) evidencing an aggregate of $1.3 million of loans made to us.

The 2019 Notes bear interest at a rate of 7.5% per annum and will mature on the earliest of (i) twenty-four months from the date the 2019 Notes are signed (the “Stated Maturity Date”), (ii) the occurrence of any customary event of default, or (iii) the certain liquidation events including any dissolution or winding up of the Company or merger or sale by us of all or substantially all of our assets (in any case, a “Liquidation Event”). We used the proceeds from the 2019 Notes for working capital.

The 2019 Notes are convertible into our equity securities in four different scenarios:

If we sell our equity securities on or before the Stated Maturity Date in any financing transaction that results in gross proceeds to us of at least $10.0 million (a “Qualified Financing”) or we consummate a reverse merger or similar transaction, the 2019 Notes will be converted into either (i) (a) in the case of a Qualified Financing, such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon together with such additional amount of interest as would have been paid on the 2019 Notes if held to the Stated Maturity Date (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Qualified Financing or (b) in the case of a reverse merger, common stock at the same price per share paid by the buyer in such transaction (which in a stock for stock transaction, shall be based on the price per share used by the parties for purposes of setting the applicable exchange ration), or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

If we sell our equity securities on or before the date of repayment of the 2019 Notes in any financing transaction that results in gross proceeds to us of less than $ 10.0 million (a “Non-Qualified Financing”), the noteholders may convert their remaining Convertible Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions (including price) as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes). Our sales of shares pursuant to the Purchase Agreement with Lincoln Park constitute a Non-Qualified Financing, and, thus, holders of the 2019 Notes have the ability to convert in accordance with the terms described above.

2019 Bridge Notes

On June 28, 2019, we issued three short-term, secured bridge notes (the “June Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to us by three parties: Cheval, an affiliate of BHC, our controlling stockholder, lent $750,000; Nomis Bay LTD, our second largest stockholder, lent $750,000; and Cameron Durrant, M.D., MBA, our Chief Executive Officer and Chairman of our Board of Directors, lent $200,000. The proceeds from the June Bridge Notes were used to satisfy a portion of the unsecured obligations incurred in connection with our emergence from bankruptcy in 2016 and for working capital and general corporate purposes. Of the $1.7 million in proceeds received, $950,000 was received on June 28, 2019 and was recorded as Advance notes in the Condensed Consolidated Balance Sheet as of June 30, 2019. The remaining proceeds of $750,000 were received July 1, 2019 and recorded accordingly.

The June Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of October 1, 2019. On October 8, 2019, the Company and the lenders agreed to extend the maturity date of the 2019 Bridge Notes from October 1, 2019 until December 31, 2019 and to waive any prior default up to and including the date of the amendment. On December 30, 2019, we and the lenders agreed to further extend the maturity date of the June Bridge Notes until March 31, 2020. No other changes to the terms of the June Bridge Notes were made in connection with either extension of the maturity date. The June Bridge Notes may become due and payable at such earlier time as we raise more than $3,000,000 in a bona fide financing transaction or upon a change in control. The June Bridge Notes are secured by liens of substantially all of the Company’s assets.

On November 12, 2019, we issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $350,000 of loans made us by two parties: Cheval, an affiliate BHC, our controlling stockholder, lent $250,000; and Cameron Durrant, M.D., MBA, our Chief Executive Officer and Chairman of our Board of Directors, lent $100,000. The proceeds from the November Bridge Notes will be used for working capital and general corporate purposes.

The November Bridge Notes rank on par with the June Bridge Notes, and possess other terms and conditions substantially consistent with those notes. The November Bridge Notes bear interest at a rate of 7.0% per annum and will mature on December 31, 2019. The November Bridge Notes may become due and payable at such earlier time as we raise more than $3,000,000 in a bona fide financing transaction or upon a change in control. The November Bridge Notes also are secured by a lien of substantially all of the Company’s assets.

Upon an event of default, which events include, but are not limited to, (1) our failure to timely pay any monetary obligation under the 2019 Bridge Notes; (2) our failure to pay our debts generally as they become due and (3) our commencing any proceeding relating to the Company under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar laws of any jurisdiction now or hereafter in effect, the interest payable on the 2019 Bridge Notes increases to 10.0% per annum. Further, upon certain events of default, all payments and obligations due and owed under the 2019 Bridge Notes shall immediately become due and payable without demand and without notice to the Company.

Equity Line of Credit

On November 8, 2019, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to $20,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, we have the right, from time to time at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of our common stock, with such amounts increasing based on certain threshold prices but not to exceed $750,000 in total proceeds on any purchase date. The purchase price of shares of our common stock pursuant to the Purchase Agreement will be based on the market prices of our common stock at the time of such purchases as set forth in the Purchase Agreement. Such sales of our common stock by us, if any, may occur from time to time, at our option, over the 36-month period commencing on December 2, 2019, the date that the terms and conditions of the Purchase Agreement were satisfied, including the Company’s filing of a registration statement with the SEC pursuant to the Registration Rights Agreement that was declared effective by the SEC on December 2, 2019 and the filing of a final prospectus in connection therewith dated as of December 2, 2019.

In addition to regular purchases, as described above, we may also direct Lincoln Park to purchase additional amounts as accelerated purchases if the closing sale price of our common stock is not below certain threshold prices, as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of our common stock then outstanding.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, we may not initiate any regular or other sale of shares to Lincoln Park until such event of default is cured.

Actual sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determinations as to the appropriate sources of funding for our company and our operations. Upon the execution of the Purchase Agreement, we issued 706,592 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. We did not receive any cash proceeds from the issuance of these shares. As of March 16, 2020, we have sold a total of 700,000 shares of our common stock for proceeds of approximately $250,000.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of our common stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park will be used for working capital and general corporate purposes.

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

License with the University of Zurich

On July 19, 2019, we entered into the Zurich Agreement with UZH. Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization. The Zurich Agreement required an initial one-time payment of $100,000, which we paid to UZH on July 29, 2019. The Zurich Agreement also requires the payment of annual license maintenance fees, as well as milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

License with the Mayo Foundation for Medical Education and Research

On June 19, 2019, we entered into the Mayo Agreement with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. Pursuant to the Mayo Agreement, we were required to pay $200,000 to the Mayo Foundation within six months of the effective date of the Mayo Agreement, or upon completion of a qualified financing, whichever is earlier. We did not pay the initial payment as of the due date and will incur interest on the unpaid balance at the prime rate plus 2%. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Collaboration Agreement with Kite

On May 30, 2019, we entered into the Kite Agreement. The Kite Agreement provides that we and Kite will split only the out-of-pocket costs actually incurred in conducting the Study, including all third-party expenses incurred in accordance with a mutually agreed budget. We currently project we will be responsible for an aggregate of approximately $8 million in out-of-pocket costs, assuming up to a total of 72 patients are recruited for a multi-center Study. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with the Study.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on pages F-1 through F-35.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who is also acting as our interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer, who is also acting as our interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). On June 28, 2019, J. Greg Jester, our then Chief Financial Officer, died unexpectedly. Dr. Cameron Durrant, our Chief Executive Officer, is acting, on an interim basis, as the Company’s principal financial and accounting officer. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer, who is also acting as our interim Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2019, was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel.

During 2020, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On March 13, 2020 (the “Issuance Date”), we delivered a convertible redeemable promissory note (the “Note”) evidencing a loan of $330,000 made to us.

The Note bears interest at a rate of 7.0% per annum and will mature on March 13, 2021. The Note contains an original issue discount of $33,000. We plan to use the proceeds from the Note for working capital.

Beginning on the 6 month anniversary of the Issuance Date, unless earlier redeemed by us, the holder is entitled, at its option, to convert all or any amount of the principal amount of the Note then outstanding, together with the accrued and unpaid interest on such portion of the Note proposed to be converted, into shares of our common stock (the "Common Stock") at a conversion price equal to $.25 per share (the “Fixed Price”). After the 9 month anniversary of the Issuance Date, the conversion price shall be equal to the lower of (i) the Fixed Price or (ii) 68% of the lowest of either the trading price or closing bid of the Common Stock, for the ten prior trading days including the day upon which a Notice of Conversion is received (the “Variable Conversion Price”).

In the event our Common Stock has a closing price equal to $0.30 or less for 5 consecutive days prior to the 9 month anniversary of the Issuance Date, then, beginning on the 6 month anniversary of the Issuance Date, the holder may elect in its Notice of Conversion to use the lower of the Fixed Price or the Variable Conversion Price set forth above.

Commencing on the 6 month anniversary of the Issuance Date, we will have the right, but not the obligation, to elect to make fixed monthly amortizing payments to the holder in the amount of $25,000. If we elect to make such payments, the holder shall not be entitled to convert all or any amount of the principal amount of the Note then outstanding if and for so long as we are current in respect of the amortizing payments.

The Note may be redeemed by us at any time before the 270th day following its issuance, at a redemption price equal to the principal and accrued but unpaid interest on the Note to the date of redemption, plus a premium that increases on day 61 and day 121 from the issuance date.

The Note contains customary default and remedies provisions for convertible note financings of this nature.

The Note was issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and current positions of members of our Board of Directors, or the Board. Following the table is biographical information for each director, including information on specific experiences, qualifications and skills that support the conclusion that the director should currently serve on the Board.

Name	Age	Principal Occupation	Director Since
Cameron Durrant, M.D., MBA	59	Chairman, Chief Executive Officer and Interim Chief Financial Officer, Humanigen, Inc.	2016
Ronald Barliant, JD	74	Of Counsel, Goldberg Kohn, Ltd.	2016
Timothy Morris, CPA	58	Chief Financial Officer, Iovance Biotherapeutics, Inc.	2016
Rainer Boehm, M.D., MBA	59	Former Chief Commercial and Medical Officer and interm Chief Executive Officer, Novartis Pharmaceuticals	2018
Robert Savage, MBA	66	Former Worldwide Chairman, Pharmaceuticals Group, Member of the Executive Committee and Company Officer, J&J Pharmaceuticals; President & CEO, Strategic Imagery, LLC	2018
Cheryl Buxton	59	Vice Chairman, Global Sector Leader, Pharmaceuticals, Korn Ferry International	2019

Cameron Durrant, M.D., MBA, has served as a member and Chairman of our Board since January 2016, and as our Chief Executive Officer since March 2016. In addition, Dr. Durrant has served as our Interim Chief Financial Officer since July 1, 2019. From May 2014 to January 2016, Dr. Durrant served as Founder and Director of Taran Pharma Limited, a private semi-virtual specialty pharma company developing and registering treatments in Europe for orphan conditions. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc., a subsidiary of Hi-Tech Pharmacal Co., Inc., from September 2012 to April 2014 until its acquisition by Akorn. He previously has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck. Dr. Durrant was a director of Immune Pharmaceuticals Inc. from July 2014 to September 2018 and serves on the boards of directors of two privately held healthcare companies. Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, and his MBA from Henley Management College, Oxford, UK. Dr. Durrant brings to the Board extensive experience as a pharma/biotech entrepreneur, operating executive and board member, as well as his day to day operating experience as our Chief Executive Officer.

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

Rainer Boehm, M.D., MBA has served as a member of our Board since February 2018. Dr. Boehm has been a biopharmaceutical industry leader for more than three decades. At Novartis for 29 years, he held roles of increasing responsibility culminating with his position as Chief Commercial and Medical Affairs Officer and as ad interim CEO of Novartis’ pharmaceuticals division. His background spans senior leadership, marketing, sales and medical affairs positions in both oncology and pharmaceuticals and he has led regions around the world, including North America, Asia and all emerging markets. Dr. Boehm has overseen the launch and commercialization of many new drugs in his career, including blockbuster breakthroughs Cosentyx and Entresto, and major oncology brands including Afinitor, Exjade, Tasigna, Femara, Zometa and Glivec. Dr. Boehm also currently serves on the board of directors for Cellectis, a clinical-stage biopharmaceutical company focused on immunotherapies based on gene-edited CAR-T cells and the board of directors for BioCopy, a company working in the area of microarrays; as an advisor in leadership development for senior executives at the GLG Institute in New York City; and as a consultant to healthcare companies. He graduated from the medical school at the University of Ulm in Germany and received his MBA from Schiller University at the Strasbourg campus in France. Dr. Boehm brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as financial acumen and operational experience.

Robert Savage, MBA, has served as a member of our Board since March 2018. Mr. Savage is a seasoned executive with 45 years of experience in marketing, sales, drug development, operations and business development in the pharmaceutical and biotechnological industries. Moreover, Mr. Savage has served on 12 boards over two decades helping to guide companies and organizations, both public and private. Recently, he has been a director at Depomed, from October 2016 to August 2017; The Medicines Company, from 2003 – 2016 and; Medworth Acquisition Corporation, from 2013 – 2015. He has led multinational groups to successfully execute on corporate strategies to develop, launch and market multiple pharmaceutical brands with sales exceeding $4 billion. Currently, Mr. Savage is the president, chief executive officer and chairman of Strategic Imagery, LLC. He served as group vice president and president, worldwide general therapeutics and inflammation business, at Pharmacia Corporation from 2002 until its acquisition by Pfizer. Prior to his work with Pharmacia, Mr. Savage held leadership positions at Johnson & Johnson, where he was the worldwide chairman of the pharmaceuticals group, with prior senior roles at Ortho-McNeil Pharmaceuticals and Hoffman La-Roche. Mr. Savage earned his MBA in international marketing from Rutgers University in New Jersey. He received his BS in biology from Upsala College. Mr. Savage brings to the Board valuable operational experience with public companies in the biopharmaceutical industry, particularly in the areas of commercialization and corporate development, as well as extensive outside board experience.

Cheryl Buxton has, for the past 25 years, worked at Korn/Ferry International, the world’s largest executive search company.  She is the Korn/Ferry Vice Chairman, Global Sector Leader, Pharmaceuticals, based in the firm’s Princeton office. Ms. Buxton conducts senior level assignments, with a special focus on research driven organizations. She also leads the R&D sector for the Pharmaceutical and Consumer divisions within Korn/Ferry.  Ms. Buxton joined the Firm’s London office and European headquarters before spending time in Paris and then relocating to Princeton in 1997. Prior to joining Korn/Ferry, Ms. Buxton was human resources director for Johnson & Johnson Pharmaceuticals (Cilag Ltd), based in the U.K., where her focus was on organizational issues and strategic resourcing and guidance on European directives. She also provided human resources support to three smaller companies in the group for Europe. Her human resources career started at Bristol Myers Ltd., where she was responsible for its consumer and pharmaceutical business. Ms. Buxton holds a master’s degree in employment law and industrial relations from Leicester University, a degree in Nursing, a diploma in personnel management and is a member of the Institute of Personnel and Development.  Ms. Buxton is on the Executive Council for Springboard, a non-profit organization encouraging women entrepreneurs in Life Sciences, and the Advisory Board for South Asia Pharmaceutical Council.  She previously was on Board of SIFE. A keen horsewoman, she is a competitive amateur show jumper and endurance rider. Ms. Buxton brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as an extensive executive network.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at www.humanigen.com/governance.

Audit Committee Matters

We have established an audit committee of the Board, which is currently comprised of Mr. Morris, as chair of the Committee, Dr. Boehm, and Mr. Savage. The Board has determined that Mr. Morris is an audit committee financial expert. Because we are not listed on a national securities exchange, the Board makes determinations as to director independence based on the definition under the NASDAQ rules. Consistent with the discussion in Item 13 below regarding director independence, the Board has determined that each member of the Audit Committee is currently independent.

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2019 and December 31, 2018, information regarding the compensation awarded to, earned by or paid to our named executive officers for the fiscal year ended December 31, 2019.

				Option
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	($)	($)(4)	($)(3)	($)
Cameron Durrant, M.D., MBA (1)	2019	600,000	184,500	-	784,500
Chairman & Chief Executive Officer	2018	600,000	180,000	3,503,399	4,283,399
Greg Jester (2)	2019	155,000	-	-	155,000
Chief Financial Officer	2018	306,667	108,500	503,834	919,001

(1)	Appointed as Chairman January 7, 2016 and as Chief Executive Officer on March 1, 2016. In addition, Dr. Durrant has served as our interim chief financial officer since July 1, 2019.
(2)	Appointed Chief Financial Officer on September 5, 2017. Mr. Jester passed away unexpectedly on June 28, 2019.
(3)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 9 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(4)	The Compensation Committee of the Board determined Dr. Durrant’s bonus for 2019 to be $184,500 and awarded Dr. Durrant a bonus for 2018 in the amount of $180,000. Dr. Durrant has agreed to take 50% of his 2019 bonus in stock options (issued in January 2020) and to defer the other 50% pending completion of a fundraising transaction. The number of options granted was based on the grant date fair value as of January 28, 2020, reflecting a 10-year term. Dr. Durrant and Mr. Jester received 50% of their 2018 bonus in immediately exercisable stock options. The number of options granted was based on the grant date fair value as of January 25, 2019, reflecting a 10-year term. Dr. Durrant and Mr. Jester agreed to defer receipt of the 50% cash portion of the 2018 bonuses pending completion of a fundraising transaction. The remaining portion of Mr. Jester’s 2018 will be paid to his estate upon completion of a fundraising transaction.

Narrative to Summary Compensation Table

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.

In 2018, we issued stock options to Dr. Durrant and Mr. Jester. On March 9, 2018, Dr. Durrant was issued stock options to purchase 7,466,749 shares of our common stock at an exercise price of $0.67. One half of the options were fully vested on the grant date and the remaining options vested in six equal quarterly increments beginning on April 1, 2018. Dr. Durrant’s options were determined to have a grant date fair value of $3.5 million.

On March 9, 2018, in lieu of a cash bonus for 2017, Mr. Jester was issued stock options to purchase 284,313 shares of our common stock at an exercise price of $0.67. These options were fully vested on the grant date and remain exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.

On March 9, 2018, Mr. Jester was issued a long-term award of stock options to purchase 1,073,815 shares of the Company’s common stock at an exercise price of $0.67.  Mr. Jester’s options grants were determined to have an aggregate grant date fair value of $0.6 million. Of the options issued 17% were fully vested on the grant date and the remaining options vested and became exercisable in 10 equal quarterly increments beginning on April 1, 2018. On June 28, 2019, the date of Mr. Jester’s death, 447,423 of the options, representing the unvested portion of the options issued, were forfeited pursuant to the Plan. The remaining vested options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.

On January 5, 2019, in lieu of 50% of his cash bonus for 2018, Dr. Durrant was issued stock options to purchase 142,857 shares of the Company’s common stock at an exercise price of $0.84. These options were fully vested on the grant date. Dr. Durrant’s options were determined to have a grant date fair value of $0.09 million.

On January 5, 2019, in lieu of 50% of his cash bonus for 2018, Mr. Jester was issued stock options to purchase 86,111 shares of the Company’s common stock at an exercise price of $0.84. Mr. Jester’s options were determined to have a grant date fair value of $0.05 million. These options were fully vested on the grant date. The remaining vested options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.

The stock option grant made to Dr. Durrant and the long-term stock option award made to Mr. Jester were approved by the Company’s Board of Directors for the dual purpose of providing award recipients with appropriate incentives to develop lenzilumab and the Company’s other monoclonal assets in accordance with the Company’s updated business plan, and to ensure their retention. The number of shares underlying each award, and the vesting provisions of each, were designed to mitigate the significant dilution to the value of the equity awards held by such executive officers resulting from completion of the Restructuring Transactions in February 2018. (See Item 1. “Business” and Note 9 to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the Restructuring Transactions). In advance of approving these awards and the amendment to the Company’s 2012 Equity Incentive Plan described below, the Board of Directors consulted with Dr. Chappell, the Company’s controlling stockholder, and confirmed the awards were appropriate to achieve Dr. Chappell’s long-term and retention goals for each named executive officer.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

		Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name		Exercisable	Unexercisable	Price ($)	Date

Cameron Durrant, M.D., MBA	(1)	1,043,022	-	$3.38	9/12/2026
	(2)	7,316,749	-	$0.67	3/8/2028
	(3)	142,857	-	$0.84	1/4/2029
Greg Jester	(4)	87,500	-	$0.33	9/4/2027
	(5)	284,313	-	$0.67	3/8/2028
	(6)	626,392	-	$0.67	3/8/2028
	(7)	86,111	-	$0.84	1/4/2029

(1)	On September 13, 2016, Dr. Durrant was issued stock options to purchase 1,043,022 shares of the Company’s common stock at an exercise price of $3.38. The options will vest and become exercisable in 12 equal quarterly increments beginning on October 1, 2016. As of December 31, 2019, the options were fully vested.
(2)	On March 9, 2018, Dr. Durrant was issued stock options to purchase 7,466,749 shares of the Company’s common stock at an exercise price of $0.67. One half of the options were fully vested on the grant date and the remaining options will vest and become exercisable in six equal quarterly increments beginning April 1, 2018. As of December 31, 2019, these options were fully vested.
(3)	On January 5, 2019, Dr. Durrant was issued stock options to purchase 142,857 shares of the Company’s common stock at an exercise price of $0.84 in lieu of cash in respect of 50% of Dr. Durrant’s 2018 bonus. These options were fully vested on the grant date.
(4)	On September 5, 2017, Mr. Jester was issued stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.33. The options vested and became exercisable in 12 equal quarterly increments beginning on October 1, 2017. On June 28, 2019, the date of Mr. Jester’s death, 62,500 of the options, representing the unvested portion of the options issued, were terminated pursuant to the Plan. The remaining vested options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.
(5)	On March 9, 2018, Mr. Jester was issued stock options to purchase 284,313 shares of the Company’s common stock at an exercise price of $0.67 in lieu of cash in respect of Mr. Jester's 2017 bonus. These options were fully vested on the grant date. The options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.
(6)	On March 9, 2018, Mr. Jester was issued stock options to purchase 1,073,815 shares of the Company’s common stock at an exercise price of $0.67. Of the options issued 17% were fully vested on the grant date and the remaining options vested and became exercisable in 10 equal quarterly increments beginning on April 1, 2018. On June 28, 2019, the date of Mr. Jester’s death, 447,423 of the options, representing the unvested portion of the options issued, were terminated pursuant to the Plan. The remaining vested options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.

(7)	On January 5, 2019, Mr. Jester was issued stock options to purchase 86,111 shares of the Company’s common stock at an exercise price of $0.84 in lieu of cash in respect of 50% of Mr. Jester’s 2018 bonus. These options were fully vested on the grant date. The remaining vested options are exercisable until June 28, 2020, the one year anniversary of Mr. Jester’s death.

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

Employment Agreement with Dr. Durrant

On September 13, 2016, we entered into an employment agreement with Cameron Durrant, MD, our chairman and chief executive officer (the “Durrant Agreement”). The Durrant Agreement provides for an initial annual base salary for Dr. Durrant of $600,000 as well as eligibility for an annual bonus targeted at 60% of his salary based on the achievements of objectives set and agreed to by the Board. Such bonus may be a mix of cash and stock, as determined by the Board in its sole discretion. The Compensation Committee of the Board determined Dr. Durrant’s bonus for 2017, 2018 and 2019 to be $180,000, $180,000 and $184,500, respectively. Dr. Durrant agreed to defer receipt of the 2017 bonus, the cash component comprising 50% of the 2018 bonus (having received stock options for the other 50%) and the cash component comprising 50% of the 2019 bonus (with the Board recommending stock options for the other 50%), subject to successful completion of Company fundraising activities. Dr. Durrant is entitled to participate in our benefit plans available to other executives, including its retirement plan and health and welfare programs.

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

2012 Equity Incentive Plan

On September 13, 2016, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 shares and to increase the annual maximum aggregate number of shares subject to stock option awards that may be granted to any one person under the Equity Plan from 125,000 to 1,100,000. On March 9, 2018, the Board approved an amendment to our 2012 Equity Plan to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 16,050,000 shares. As of December 31, 2019, after giving effect to outstanding awards, there were approximately 3.1 million shares available for future grant under the 2012 Equity Plan.

Director Compensation

Pursuant to our Director Compensation Program, each member serving on our Board of Directors during 2019 who was not our employee was eligible to compensation for his service, as follows. At the option of the director, such fees were payable in cash, common stock or immediately exercisable stock options having a grant date fair value equal to the equivalent cash compensation owed.

•	Board of Directors member: $40,000;
•	Audit committee member: $10,000;
•	Audit committee chair: $20,000;
•	Compensation committee member: $6,000;
•	Compensation committee chair: $12,000;
•	Nominating and corporate governance committee member: $4,000;
•	Nominating and corporate governance committee chair: $8,000; and
•	Transaction committee member: $12,000.

The following table shows for the fiscal year ended December 31, 2019 certain information with respect to the compensation of our non-employee directors:

		Option
	Fees Earned	Awards	Total
Name	($)(1)	($)	($)
Timothy Morris, CPA(2)	66,000	-	66,000
Ronald Barliant, JD(3)	54,000	-	54,000
Rainer Boehm, M.D., MBA (4)	66,000	-	66,000
Bob Savage, MBA (5)	74,000	-	74,000
Cheryl Buxton (6)	1,739	230,512	232,251

(1)	The amounts in this column reflect retainers earned under the Board of Directors Compensation Program for fiscal year 2019.
(2)	Mr. Morris elected to defer the payment of his board fees until the Company completes a fundraising transaction. As of December 31, 2019, Mr. Morris held options to purchase an aggregate of 904,112 shares of the Company’s common stock, of which options to purchase 605,829 shares were vested.
(3)	Mr. Barliant received $27,000 of his fee in cash and $40,500 in common stock. As of December 31, 2019, Mr. Barliant held options to purchase an aggregate of 992,210 shares of the Company’s common stock, of which options to purchase 700,927 shares were vested.
(4)	Dr. Boehm received $7,833 of his fees in cash and $27,000 in common stock. As of December 31, 2019, Dr. Boehm held options to purchase an aggregate of 477,252 shares of the Company’s common stock, of which options to purchase 178,969 shares were vested.
(5)	Mr. Savage received $18,500 of his fees in cash and $18,500 in common stock and elected to defer payment of $37,000 until the Company completes a fundraising transaction. As of December 31, 2019, Mr. Savage held options to purchase an aggregate of 615,877 shares of the Company’s common stock, of which options to purchase 317,594 shares were vested.
(6)	Ms. Buxton received $1,739 of her pro-rated fee for her service in December 2019 in common stock and on December 16, 2019, the date of her appointment to the Board of Directors, received a one-time stock option grant to purchase 715,877 shares at an exercise price of $0.45, which options vest in 12 ratable quarterly installments beginning on March 31, 2020. As of December 31, 2019, Ms. Buxton held options to purchase an aggregate of 715,877 shares of the Company’s common stock, of which no options were vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of March 12, 2020 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Percentage ownership of our common stock is based on 114,304,290 shares of our common stock outstanding as of March 12, 2020.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 12, 2020 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Humanigen, Inc., 533 Airport Boulevard, Suite 400, Burlingame, CA 94005.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Black Horse Capital LP(1)	68,048,126	59.5%
Nomis Bay LTD(2)	33,573,530	29.4%
Named Executive Officers and Directors
Cameron Durrant, M.D., MBA(3)	9,377,938	7.6%
Ronald Barliant, JD(4)	1,233,079	1.1%
Timothy Morris, CPA (5)	665,477	*
Robert Savage, MBA(6)	567,111	*
Rainer Boehm, M.D., MBA(7)	642,205	*
Cheryl Buxton(8)	64,224	*
All current executive officers and directors as a group (6 persons)(9)	12,550,034	10.0%

(1)	Number of shares based on information reported on the Schedule 13D filed with the SEC on March 1, 2018, reporting beneficial ownership as of February 27, 2018, by the Black Horse Entities, BH Management, and Dale Chappell. According to the report, BHC has sole voting and dispositive power with respect to 5,996,710 shares, BHCMF has shared voting and dispositive power with respect to 13,997,832 shares, Cheval has shared voting and dispositive power with respect to 46,876,309 shares, BH Management has sole voting and dispositive power with respect to 52,873,019 shares and Dr. Chappell has shared voting and dispositive power with respect to 68,048,126 shares. The number of shares reported in this row also includes an additional 1,177,275 shares issued to Cheval on May 31, 2019 in satisfaction of certain loans made to the Company in 2018, as reported on the Form 4 filed with the SEC on June 4, 2019 by Cheval, BH Management, and Dale Chappell. The business address of each of BHC, BHCMF, BH Management and Dr. Chappell is c/o Opus Equum, Inc. P.O. Box 788, Dolores, Colorado 81323. The business address of Cheval is P.O Box 309G, Ugland House, Georgetown, Grand Cayman, Cayman Islands KY1-1104. Dr. Chappell is currently serving as our ex-officio chief scientific officer.
(2)	Number of shares based solely on information reported on the Schedule 13D filed with the SEC on March 5, 2018, reporting beneficial ownership as of February 27, 2018, by Nomis. Nomis has sole voting and dispositive power over all 33,573,530 shares. The business address of Nomis is West Essex House, 3rd Floor, 45 Reid Street, Hamilton, Bermuda HM12.
(3)	Includes options to purchase 8,820,731 shares of common stock that may be exercised within 60 days of March 12, 2020.

(4)	Includes options to purchase 810,583 shares of common stock that may be exercised within 60 days of March 12, 2020.
(5)	Includes options to purchase 665,485 shares of common stock that may be exercised within 60 days of March 12, 2020.
(6)	Includes options to purchase 377,250 shares of common stock that may be exercised within 60 days of March 12, 2020.
(7)	Includes options to purchase 238,625 shares of common stock that may be exercised within 60 days of March 12, 2020.

(8)	Includes options to purchase 59,656 shares of common stock that may be exercised within 60 days of March 12, 2020.
(9)	Includes options to purchase 10,972,330 shares of common stock that may be exercised within 60 days of March 12, 2020.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Issuance Under
	Issued Upon	Exercise	Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	344,475	$3.43	-
Equity compensation plans not approved by security holders	15,537,246	0.90	3,050,799
Total	15,881,721	$0.95	3,050,799

(1)	Represents shares reserved for issuance under the 2001 Stock Plan and the 2012 Equity Incentive Plan, as amended and restated. On September 13, 2016 and March 9, 2018, the Board approved an amendment to the 2012 Equity Incentive Plan (the “Equity Plan Amendment”) to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 3,000,000 and 16,050,000 shares, respectively. The Equity Plan Amendments were not approved by our stockholders. See Note 9 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the material features of the 2012 Equity Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Term Loans and Restructuring Transactions

The Restructuring Transactions were completed on February 27, 2018. For additional information regarding the Restructuring Transactions, see “Restructuring Transactions” in Item 1 of this Annual Report on Form 10-K and Note 9 to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Advance Notes

In June, July and August, 2018, we received an aggregate of $0.9 million of proceeds from advances made to us (the “Advance Notes”) by four different lenders including Dr. Cameron Durrant, our Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder; and Ronald Barliant, a director of the Company (collectively the “Lenders”). See Note 6 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the Advance Notes.

2018 Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “2018 Convertible Notes”) evidencing an aggregate of $2.5 million of loans made to us by six different lenders, including an affiliate of Black Horse Capital, L.P., our controlling stockholder. See Note 6 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the 2018 Convertible Notes.

2019 Bridge Notes

On June 28, 2019, we issued three short-term, secured bridge notes (the “June Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to us by three parties including Dr. Cameron Durrant, our Chairman and Chief Executive Officer and Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder.

On November 12, 2019, we issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $350,000 of loans made us by two parties, including Dr. Cameron Durrant, our Chairman and Chief Executive Officer and Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder.

See Note 6 of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the 2019 Bridge Notes.

Director Independence

We are not currently a listed issuer. However, we use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in 2019, other than Dr. Durrant, our Chief Executive Officer, is independent. NASDAQ's independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

We have established an audit committee, a compensation committee, a nominating and corporate governance committee and a transaction committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018 by our independent registered accounting firm, HORNE LLP.

	Year ended December 31,
	2019	2018
Audit fees(1)	$180,000	$238,000
Tax fees (2)	12,000	13,100
Total fees	$192,000	$251,100

(1)	Audit fees in 2019 and 2018 include fees billed or incurred by HORNE LLP for professional services rendered in connection with the annual audit of our Consolidated Financial Statements for each year and the review of our quarterly reports on Form 10-Q and consents associated with registration statements.

(2)	Fees for services consist of tax compliance, including the preparation and review of federal and state tax returns.

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

Signature	Title	Date

/s/ Cameron Durrant	Chairman of the Board of Directors and Chief Executive Officer; Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 16, 2020
Cameron Durrant, M.D., MBA

/s/ Ronald Barliant	Director	March 16, 2020
Ronald Barliant, JD

/s/ Rainer Boehm
Rainer Boehm, M.D.	Director	March 16, 2020

/s/ Timothy Morris
Timothy Morris, CPA	Director	March 16, 2020

/s/ Robert G. Savage
Robert G. Savage, MBA	Director	March 16, 2020

/s/ Cheryl Buxton
Cheryl Buxton	Director	March 16, 2020

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on Financial Statement

We have audited the accompanying consolidated balance sheets of Humanigen, Inc. and subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2016.

/s/ HORNE LLP

Ridgeland, Mississippi

March 16, 2020

Humanigen, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$143	$814
Prepaid expenses and other current assets	309	485
Total current assets	452	1,299

Restricted cash	71	71
Total assets	$523	$1,370

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,046	$2,856
Accrued expenses	3,308	3,129
Advance notes	2,113	807
Convertible notes - current	2,033	-
Notes payable to vendors	1,094	1,471
Total current liabilities	13,594	8,263
Convertible notes - non current	1,247	1,217
Total liabilities	14,841	9,480

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
December 31, 2019 and December 31, 2018; 114,034,451 and 109,897,526 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	114	110
Additional paid-in capital	270,463	266,381
Accumulated deficit	(284,895)	(274,601)
Total stockholders’ deficit	(14,318)	(8,110)
Total liabilities and stockholders’ deficit	$523	$1,370

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2019	2018
Operating expenses:
Research and development	$2,616	$2,219
General and administrative	6,328	9,112
Total operating expenses	8,944	11,331

Loss from operations	(8,944)	(11,331)

Other expense:
Interest expense	(1,349)	(852)
Other income (expense), net	(1)	324
Reorganization items, net	-	(145)
Net loss	(10,294)	(12,004)
Other comprehensive income	-	-
Comprehensive loss	$(10,294)	$(12,004)

Basic and diluted net loss per common share	$(0.09)	$(0.13)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	111,806,251	94,756,375

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	14,946,712	$15	$238,246	$(262,597)	$(24,336)
Conversion of notes payable and related accrued interest and fees to common stock	76,007,754	76	18,356	-	18,432
Issuance of common stock	18,653,320	19	2,762	-	2,781
Issuance of common stock in connection with financing agreement	30,000	-	-	-	-
Beneficial conversion feature of Advance Notes	-	-	271	-	271
Beneficial conversion feature of Convertible Notes	-	-	1,465	-	1,465
Issuance of stock options for payment of accrued compensation	-	-	303	-	303
Stock-based compensation expense	-	-	4,812	-	4,812
Issuance of common stock in lieu of cash compensation	151,407	-	85	-	85
Issuance of common stock in exchange for services	108,333	-	81	-	81
Comprehensive loss	-	-	-	(12,004)	(12,004)
Balances at December 31, 2018	109,897,526	$110	$266,381	$(274,601)	$(8,110)
Issuance of common stock	500,000	1	185	-	186
Issuance of common stock in connection with financing agreement	706,592	1	(1)	-	-
Issuance of stock options for payment of accrued compensation	-	-	207	-	207
Issuance of common stock for payment of accrued compensation	152,223	-	137	-	137
Issuance of common stock in exchange for services	109,863	-	83	-	83
Issuance of common stock upon note conversions	2,179,622	2	979	-	981
Convertible note beneficial conversion feature	-	-	143	-	143
Exercise of common stock options	488,625	-	324	-	324
Stock-based compensation expense	-	-	2,025	-	2,025
Comprehensive loss	-	-	-	(10,294)	(10,294)
Balances at December 31, 2019	114,034,451	$114	$270,463	$(284,895)	$(14,318)

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2019	2018
Operating activities:
Net loss	$(10,294)	$(12,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	19
Noncash interest expense	1,295	819
Stock based compensation expense	2,025	4,812
Issuance of common stock for payment of accrued compensation	137	85
Issuance of common stock in exchange for services	83	81
Gain on disposal of assets	-	(276)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	176	328
Accounts payable	2,190	(198)
Accrued expenses	387	125
Net cash used in operating activities	(4,001)	(6,209)

Financing activities:
Net proceeds from issuance of common stock	185	2,781
Net proceeds from term loan	-	50
Proceeds from exercise of stock options	325	-
Net proceeds from issuance of Convertible notes	1,275	2,500
Net proceeds from issuance of Advance notes	2,050	925
Payments on notes payable to vendors	(505)	-
Net cash provided by financing activities	3,330	6,256

Net increase (decrease) in cash, cash equivalents and restricted cash	(671)	47
Cash, cash equivalents and restricted cash, beginning of period	885	838
Cash, cash equivalents and restricted cash, end of period	$214	$885

Supplemental cash flow disclosure:
Cash paid for interest	$13	$8
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$981	$18,432
Beneficial conversion feature of Advance notes	$-	$271
Beneficial conversion feature of Convertible notes	$143	$1,465
Issuance of stock options in lieu of cash compensation	$207	$303
Issuance of common stock for payment of accrued compensation	$137	$85
Issuance of common stock in exchange for services	$83	$81

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

During February 2018, the Company completed the restructuring transactions announced in December 2017 and furthered its transformation into a clinical-stage biopharmaceutical company.

During 2019, the Company completed its transformation into a clinical stage biopharmaceutical company, developing its clinical stage immuno-oncology and immunology portfolio of monoclonal antibodies. The Company is focusing its efforts on the development of its lead product candidate, lenzilumab, through a clinical collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”) to study the effect of lenzilumab on the safety of Yescarta®, axicabtagene ciloleucel (“Yescarta” or “Yescarta®”) including cytokine release syndrome (CRS), which is sometimes also referred to as cytokine storm, and neurotoxicity,with a secondary endpoint of increased efficacy. The Company believes that this study, designated the nomenclature ‘ZUMA-19’, may be the basis for registration of lenzilumab given the similar trial design to the Yescarta’s and Novartis’ Kymriah® (“Kymriah” or “Kymriah®”) registration trials.

The Company is also exploring the effectiveness of its GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage, including the prevention and/or treatment of graft-versus-host disease (“GvHD”) while preserving graft-versus-leukemia (“GvL”) benefits in patients undergoing allogeneic HSCT. In this context, GvHD is akin to CRS, or cytokine storm and the Company believe the mechanism to be driven by GM-CSF levels. The recent coronavirus pandemic which is due to the SARS-CoV-2 virus and leads to the condition referred to as COVID-19, is characterized in the later and sometimes fatal stages by lung dysfunction which is triggered by CRS, or cytokine storm. Recent publications point to GM-CSF being a key cytokine, with elevated levels especially in those patients who transition to the Intensive Care Unit (ICU).The Company has established several partnerships with leading institutions to advance its innovative pipeline and is in active discussion with several government and commercial organizations.

The Company believes that it has a dominant intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to CAR-T, GvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

The Company has also advanced its preclinical next-generation cell and gene therapies for the treatment of cancers via its novel human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) neutralization and gene-knockout platforms.

As a leader in GM-CSF pathway science, the Company believes that it has the ability to transform prevention of CRS in SARS-CoV-2 infection. The virus associated with the current COVID-19 pandemic, SARS-Cov-2, is one of a group of several betacoronaviruses, which includes the viruses responsible for Severe Acute Respiratory Syndrome (SARS-CoV) and Middle East Respiratory Syndrome (MERS-CoV). These viruses infect predominantly the lower lung and cause fatal pneumonia. Other coronaviruses infect the upper respiratory tract and cause some cases of the common cold. The clinical course of COVID-19 can be mistaken for influenza infection – patients in both cases often suffer from aches and pains throughout the body, fever, cough and general malaise. COVID-19 is not typically associated with a productive cough – rather it tends to be a dry cough – and sneezing is less common. A nasal or throat swab can be used to test for SARS-CoV-2 infection, and blood tests can be run to check for viral titers. Travel to areas where COVID-19 appears to have a large number of cases and exposure to people who are known to have suffered from the condition or carriers of SARS-CoV-2 also increases the clinical suspicion of possible infection. Data generated during the SARS and MERS outbreaks point to cytokine storm as a phase of the illness which is characterized by an immune hyperactive phase, which then can progress to lung dysfunction and death. The natural history of SARS infection shows viral load actually decreases as patients enter the second phase.

Recent data from China and the subject of a pre-publication titled “Aberrant pathogenic GM-CSF+ T cells and inflammatory CD14+CD16+ monocytes in severe pulmonary syndrome patients of a new coronavirus”, supports the hypothesis that cytokine storm-induced immune mechanisms have contributed to patient mortality with the current pandemic strain of coronavirus.

The severe clinical features associated with some COVID-19 infections result from an inflammation-induced lung injury requiring Intensive Care Unit (ICU) care and mechanical ventilation. This lung injury is a result of a cytokine storm resulting from a hyper-reactive immune response. The lung injury that leads to death is not directly related to the virus, but appears to be a result of a hyper-reactive immune response to the virus triggering a cytokine storm that can continue even after viral titers begin to fall.

The authors of the study assessed samples from patients with severe pneumonia resulting from COVID-19 infection to identify whether inflammatory factors such as GM-CSF, G-CSF, IL-6, MCP-1, MIP 1 alpha, IFN-gamma and TNF-alpha were implicated. The authors noted that steroid treatment in such cases has been disappointing in terms of outcome, but suggested that a monoclonal antibody that targets GM-CSF may prevent or curb the hyper-active immune response caused by COVID-19 in this setting. The Company believes that the authors’ findings are worthy of further investigation, suggesting that to reduce or eradicate ICU care and prevent deaths from COVID-19 infection, an intervention may be needed to prevent cytokine storm.

Separate publications confirm that cytokine storm is characterized by surge of high levels of circulating inflammatory cytokines, and is an overreaction of the immune system under the conditions, such as CAR-T therapy and patients infected with SARS-CoV-2. These recent studies revealed that high levels of GM-CSF, along with a few other cytokines, are critically associated with severe clinical complications in COVID-19 patients. High concentration of GM-CSF was found in the plasma of severe and critically ill patients, which account for approximately 20% of all patients, especially in those requiring intensive care.

Lenzilumab has been shown to prevent cytokine storm in animal models and this work has been published in peer reviewed journals. Patients are expected to be enrolled soon in a clinical study to determine lenzilumab’s effect on cytokine storm associated with the hyper-active immune response associated with CAR-T therapy in collaboration with Kite Pharma.

The Company believes these new data suggest that GM-CSF may be a critical triggering cytokine in the increased mortality in the current coronavirus pandemic. A potential program in COVID-19 to prevent cytokine storm is complementary to the programs in CAR-T and GvHD, which are also focused on preventing or reducing cytokine storm in those disease states.

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

The Company believes that its GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side-effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and preclinical in-vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects, including cytokine release syndrome (“CRS) and neurotixicity (“NT”). GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of myeloid derived suppressor cells (“MDSC’s”) that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. The Company’s strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

The Company believes that its GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies. Lenzilumab, the Company’s proprietary Humaneered anti-GM-CSF immunotherapy, has the potential to be used in combination with any U.S. FDA-approved or development stage T-cell therapies, including CAR-T therapy, as well as in combination with other cell therapies such as hematopoietic stem cell therapy (“HSCT”), to make these treatments safer and more effective.

The Company has utilized a precision medicine approach and personalized the development of lenzilumab based on specific genetic mutations or biomarkers at baseline. The Company recently reported on a Phase I study of lenzilumab as monotherapy in refractory chronic myelomonocytic leukemia (CMML) and is now planning a potential Phase II study of lenzilumab in combination with azacitidine (current standard therapy) in newly diagnosed CMML patients with certain genetic mutations. The Company is also planning a potential Phase II/III study focused on early intervention with lenzilumab in patients at high risk for acute Graft versus Host Disease (GvHD) based on specific biomarkers. The Company has also reported on a Phase II study in severe asthma utilizing lenzilumab, which showed a statistically significant improvement in efficacy and favorable safety profile in patients with eosinophilic asthma, 21 of whom received lenzilumab vs. 20 patients who received placebo. In addition, the Company’s GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

The Company’s immediate focus is combining FDA-approved and development stage CAR-T therapies with lenzilumab, its lead product candidate. A clinical collaboration with Kite was recently announced to evaluate the use of lenzilumab with Yescarta in a multicenter clinical trial (ZUMA-19) in adults with relapsed or refractory large B-cell lymphoma.

The Company is also creating next-generation combinatory gene-edited CAR-T therapies using strategies to improve efficacy while employing GM-CSF gene knockout technologies to control toxicity. This includes developing its own portfolio of proprietary first-in-class EphA3-CAR-Ts for various solid cancers and EMR1-CAR-Ts for various eosinophilic disorders.

Lenzilumab

Lenzilumab neutralizes human GM-CSF and has the potential to prevent or reduce certain serious side-effects associated with CAR-T therapy (CRS and neurotoxicity) and improve upon the efficacy of CAR-T therapy. The Company believes this same mechanism to be the causation of CRS/cytokine storm which precedes the decline in lung function seen with severe cases of COVID-19. Preclinical data generated in collaboration with the Mayo Clinic, which was published in ‘blood®’, a premier journal in hematology, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of CAR-T therapy. This may also result in durable, or longer term, responses in CAR-T therapies.

There are currently no products approved by the FDA for the prevention of CRS/cytokine storm associated with COVID-19. Also there are currently no products approved by the FDA for the prevention of CAR-T therapy-related side effects, nor are there any approved therapies for the treatment of CAR-T therapty related NT. The Company is continuing to advance the development of lenzilumab in combination with CAR-T therapy through a non-exclusive clinical collaboration with Kite, pursuant to which we are conducting a multi-center Phase Ib/II study (the “Study”) of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). The Study has been designated the nomenclature ‘ZUMA-19’, consistent with the other Kite CAR-T studies, which also receive a ‘ZUMA’ designation. The primary objective of ZUMA-19 is to determine the effect of lenzilumab on the safety and efficacy of Yescarta. Kite’s Yescarta is one of two CAR-T therapies that have been approved by the FDA and is the CAR-T therapy market leader, and our collaboration with Kite is currently the only clinical collaboration which is now enrolling patients with the potential to improve both the safety and efficacy of CAR-T therapy. The Company also plans to measure other potentially beneficial effects on efficacy and healthcare resource utilization. In addition, lenzilumab’s success in preventing serious and potentially life-threatening side-effects could offer economic benefits to medical system payers by making the CAR-T therapy capable of being administered, and follow-up care subsequently monitored and managed, potentially on an out-patient basis in certain patients and circumstances. In turn, the Company believes that delivering such provider and payer benefits might accelerate the use of the CAR-T therapy itself, and thereby permit us to generate further revenues from sales of lenzilumab.

In addition to COVID-19 and CAR-T therapy, the Company is committed to advancing its diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with our current and future partners.

In July 2019, the Company entered into the “Zurich Agreement” with the University of Zurich, Switzerland (“UZH”). Under the Zurich Agreement, the Company has in-licensed certain technologies that it believes may be used to prevent or treat GvHD, thereby expanding its development platform to include improving the safety and effectiveness of allogeneic HSCT, a potentially curative therapy for patients with hematological cancers. There are currently no FDA-approved agents for the prevention of GvHD nor treatment of GvHD in patients identified as high risk by certain biomarkers. the Company believes that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial graft-versus-leukemia (“GvL”) effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. Several recent papers have been published which support this approach, including in Science Translational Medicine in November 2018 and in ‘blood advances’ in October 2019.

The Company aims to position lenzilumab as a necessary companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD. Given its interest in developing lenzilumab to prevent CRS/cytokine storm in COVID-19 as well as in the treatment of rare cancers and other orphan conditions such as GvHD, the Company believes that it has the opportunity to benefit from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

GM-CSF Gene Knockout

The Company is advancing its GM-CSF knockout gene-editing CAR-T platform through the Mayo Agreement that it entered into in June 2019 with the Mayo Foundation. Under the Mayo Agreement, the Company has in-licensed certain technologies that it believes may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools, including CRISPR-Cas9. The Company believes that its GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that improve the efficacy and safety profile of CAR-T therapy. In addition, the Company has and continues to file intellectual property encompassing a broad range of gene-editing approaches related to GM-CSF knockout.

Preclinical data indicates that GM-CSF gene knockout CAR-T cells show improved overall survival in animals compared to wild-type CAR-T cells in addition to the expected benefits of reduced serious side-effects associated with CAR-T therapy. The Company is establishing a platform of next-generation combinatorial gene knockout CAR-T cells that have potential to be applied across both autologous and allogeneic approaches and is also investigating multiple CAR-T cell designs using precise dual and triple gene editing to significantly enhance the anti-tumor activity while simultaneously preventing CAR-T therapy induced toxicities. Through targeted gene expression and modulating cytokine activation signaling, the Company may be able to increase the proportion of fitter T-cells produced during expansion, increase their proliferative potential, and inhibit activation-induced cell death, thereby improving the cancer killing activity of our engineered CAR-T cells thereby making them more effective and safer in the treatment of cancers. Initial data were published in an abstract that was presented at the December 2019 American Society of Hematology (ASH) meeting and also won an ASH Abstract Achievement award.

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

EphA3-CAR: Targeting Tumor Stroma and Tumor Vasculature

The Company has begun to generate its own pipeline of CAR-T therapies including an EphA3-CAR-T based on the ifabotuzumab v-region and backbone. Ifabotuzumab is a Humaneered anti-EphA3 monoclonal antibody. Ifabotuzumab has the potential to kill tumor cells by targeting tumor stroma that protects them and the vasculature that feeds them. This unique combination of activities as a backbone of a CAR-T therapy may provide the potential to generate durable responses in a range of solid tumors by targeting the tissues that surround, protect, and nourish a growing cancer.

By developing an EphA3-CAR-T using ifabotuzumab as the backbone, the Company may have the ability to target the tumor, tumor stroma, and tumor vasculature in a novel manner. The Company is collaborating with the Mayo Clinic and plans to move to clinical testing with an anti-EphA3 construct for a range of cancer types after completing IND-enabling work. The Company has published initial data from its Phase I study in an abstract that was accepted for the November 2019 Society of Neuro-Oncology (SNO) meeting, showing data in glioblastoma multiforme, a form of brain cancer.

EMR1-CAR: Targeting Eosinophils

The Company’s EMR1-CAR-T product is based on the HGEN005 (anti-EMR1 Humaneered monoclonal antibody) backbone and targets EMR1. Our EMR1-CAR-T based on the HGEN005 backbone is another approach in our growing platform of CAR-T therapies. The Company believes that because of its high selectivity, EMR1-CAR-T has significant potential to treat serious eosinophil diseases.

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. The Company has engaged with NIH to discuss expanding the initial work they have conducted utilizing HGEN005 and discussions are underway with a leading center in the U.S. to perform the IND-enabling testing in eosinophilic leukemia, an orphan condition with significant unmet need, as well as with several other potential partners, although there is no assurance that it will reach any agreements for these next steps.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $284.9 million as of December 31, 2019. At December 31, 2019, the Company had a working capital deficit of $13.1 million.

During March, April and May of 2019, the Company received aggregate proceeds of $324,000 from the exercise of stock options by our Chairman and Chief Executive Officer and two other members of our Board of Directors.

Commencing on April 23, 2019, the Company delivered a series of convertible promissory notes (the “2019 Convertible Notes”) evidencing an aggregate of $1.3 million of loans made to the Company by eleven different lenders. See Note 6 for further description of the 2019 Convertible Notes.

On June 28, 2019, the Company received aggregate proceeds of $1.7 million from bridge loans made to the Company (the “June Bridge Notes”) by three different lenders including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer; Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder; and Nomis Bay LTD, our second largest shareholder. See Note 6 for further description of the June Bridge Notes.

On November 12, 2019, the Company received aggregate proceeds of $350,000 from bridge loans made to the Company (the “November Bridge Notes”) by two parties, including Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer and Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder. See Note 6 for further description of the November Bridge Notes.

During the month of December 2019, the Company received aggregate proceeds of approximately $186,000 from the issuance of common stock to Lincoln Park Capital under the Purchase Agreement. See Note 9 for further description of the Purchase Agreement.

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

The Consolidated Financial Statements for the twelve months ended December 31, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $14.8 million at December 31, 2019 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Chapter 11 Filing

On December 29, 2015, the Company filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”).

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

For the years ended December 31, 2019 and 2018, Reorganization items, net consisted of the following charges:

	Year Ended December 31,
	2019	2018
Legal fees	$-	$119
Professional fees	-	26
Total reorganization items, net	$-	$145

Cash payments for reorganization items totaled $0.2 million for the year ended December 31, 2018. There were no payments for reorganization items for the year ended December 31, 2019.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the fair value-based measurement of stock-based compensation, accruals, convertible notes and warrants. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements.

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
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	—	$71

	Fair Value Measurements as of
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments:
Money market funds	$71	$—	$—	$71
Total assets measured at fair value	$71	$—	—	$71

The estimated fair value of the Advance notes, Notes payable to vendors, Bridge notes and Convertible notes as of December 31, 2019 and 2018, based upon current market rates for similar borrowings, as measured using Level 3 inputs, approximate the carrying amounts as presented in the Consolidated Balance Sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing and demand money market accounts.

Restricted Cash

Restricted cash at December 31, 2019 of $0.07 million related to a standby letters of credit in the amount of $0.05 million issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $0.02 million. Restricted cash at December 31, 2018 of $0.07 million related to a standby letters of credit in the amount of $0.05 million issued in connection with certain insurance policy coverage maintained by the Company and restricted cash related to a credit card facility in the amount of $0.02 million.

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

Revenue Recognition

The Company’s revenue to date has been generated primarily through license agreements and research and development collaboration agreements. The Company had no revenues for the years ending December 31, 2019 and 2018. Commencing January 1, 2018, the Company recognizes revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Leases

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

The Company sub-leases office-space under a short-term lease for $300 per month. Management has determined the lease term to be less than 12 months, including renewals, and therefore has not recorded a right-of-use asset and corresponding liability under the short-term lease recognition exemption. Lease costs for the years ended December 31, 2019 and 2018 totaled approximately $10,700 and $204,800, respectively and are included in the Consolidated Statements of Operations and Comprehensive Loss.

Because the Company has elected to adopt the transitional practical expedients, Management was not required to reassess whether any existing or expired contracts contained embedded leases. The Company has not entered into any contracts during the 2019 fiscal year that contain an embedded lease.

Stock-Based Compensation Expense

The Company measures stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of stock options using the Black-Scholes valuation model and the single-option method and recognizes expense using the straight-line attribution approach.

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

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	15,881,721	15,409,357
Warrants to purchase common stock	331,193	331,193
	16,212,914	15,740,550

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company operates in only one segment, which is related to the development of pharmaceutical products.

Recent Accounting Pronouncements

Until December 31, 2018, the Company qualified as an “emerging growth company” (“EGC”) pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards until non-issuers are required to comply with such standards. A registrant with EGC status loses its eligibility as an EGC five years after its common equity initial public offering, or December 31, 2018 for the Company. Accordingly, the Company was required to adopt new accounting standards on the same timeline as other public companies effective January 1, 2018.

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

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$143	$814
Restricted cash	71	71
Total cash, cash equivalents and restricted cash as shown on statement of cash flows	$214	$885

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted the standard effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

4. Investments

At December 31, 2019, the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$71	$—	$—	$71
Total investments	$71	$—	$—	$71
Reported as:
Cash and cash equivalents				$—
Restricted cash				71
Total investments				$71

At December 31, 2018 the amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$71	$—	$—	$71
Total investments	$71	$—	$—	$71
Reported as:
Cash and cash equivalents				$-
Restricted cash, long-term				71
Total investments				$71

5. Savant Arrangements

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

In addition, on June 30, 2016, the Company and Savant also entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company granted Savant a continuing senior security interest in the assets and rights acquired by the Company pursuant to the MDC Agreement and certain future assets developed from those acquired assets.

On June 30, 2016, in connection with the MDC Agreement, the Company issued to Savant a five year warrant to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. See Note 7.

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

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 and 2018.

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. See Note 12 below for more information regarding the Savant litigation.

6. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Plan. The notes are unsecured, bear interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, the Company used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. After giving effect to these payments, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million as of December 31, 2019. As of December 31, 2019 and December 31, 2018, the Company has accrued $0.3 million and $0.3 million in interest related to these promissory notes, respectively. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. The Company does not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety.

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

The intention of the parties was that the amounts due under the Advance Notes would be converted automatically into the same type and class of securities as may be sold by the Company in a future financing transaction with an aggregate sales price of at least $5 million (a “Qualifying Financing”).

The Advance Notes generally were not convertible at the option of the Advance Note Lenders into the Company’s common stock until June 21, 2019 (the “Expiration Date”); however, if prior to completing a Qualifying Financing, the Company experienced a change of control or made a public announcement that it had entered into a collaboration arrangement with a strategic partner relating to clinical studies of lenzilumab in connection with certain CAR-T therapies in a transaction that would not otherwise constitute a Qualifying Financing, the Advance Note Lenders could elect to convert the amounts due under the Advance Notes into the Company’s common stock at a conversion price of $0.45 per share. Additionally, if neither a Qualifying Financing nor a change of control had occurred by the Expiration Date, then at any time from and after the Expiration Date the Advance Note Lenders could, at their option, convert the Advance Notes, plus any accrued and unpaid interest, into a number of shares of the Company’s common stock at the lesser of (i) the volume weighted average sales price per share over the 20 most recent trading days prior to the conversion or (ii) $0.45 per share.

In accordance with their terms, on May 30, 2019, in connection with the Company’s announcement of the Kite Agreement, the lenders converted the amounts due under the Advance Notes into the Company’s common stock at the conversion price of $0.45 per share. The Company issued a total of 2,179,622 shares of common stock in connection with the conversion.

Convertible Notes

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

In addition, upon the six-month anniversary of the date the 2019 Notes are signed or such earlier time as the Company publicly announces that it has entered into a definitive arrangement with an unaffiliated third party (a “Strategic Partner”) pursuant to which, among other things, such Strategic Partner may agree to collaborate with the Company in conducting a clinical study to assess the efficacy of the Company’s lenzilumab monoclonal antibody in reducing adverse effects from neurotoxicity and cytokine release syndrome when used as a companion therapy in certain CAR-T cell therapies, noteholders may convert any portion of the outstanding principal amount of the 2019 Notes, together with (a) any unpaid and accrued interest on such principal amount to the date the noteholder’s notice of the noteholder’s intention to convert is received by the Company (the “Notice Date”), and (b) such additional amount of interest as would have been paid on such principal amount from the Notice Date to the Stated Maturity Date, into common stock at a conversion price equal to $1.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes). The Company’s announcement of the Kite Agreement satisfied this requirement and accordingly, the 2019 Notes are convertible into common stock on the above terms.

The Advance Notes, the 2018 Notes and the 2019 Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $1.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.9 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.8 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Total interest expense for the Advance Notes, the 2018 Notes and the 2019 Notes for the years ended December 31, 2019 and 2018, excluding the debt discount amortization was $0.3 and $0.1 million, respectively.

The Company evaluated the embedded features within the Advance Notes, the 2018 Notes and the 2019 Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes, the 2018 Notes and the 2019 Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes, the 2018 Notes and the 2019 Notes, as applicable, to Company common stock at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and $1.25 for the 2019 Notes, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes, the 2018 Notes or the 2019 Notes to Company common stock, the remaining unamortized discount will be charged to interest expense. Upon conversion of the Advance Notes on May 30, 2019, the remaining unamortized discount was charged to interest expense. The remaining debt discount will be amortized over 9 and 16 months for the 2018 Notes and the 2019 Notes, respectively.

2019 Bridge Notes

On June 28, 2019, the Company issued three short-term, secured bridge notes (the “June Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to the Company by three parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder, lent $750,000; Nomis Bay LTD, the Company’s second largest stockholder, lent $750,000; and Cameron Durrant, M.D., MBA, the Company’s Chief Executive Officer and Chairman of the Board of Directors, lent $200,000. The proceeds from the June Bridge Notes were used to satisfy a portion of the unsecured obligations incurred in connection with the Company’s emergence from bankruptcy in 2016 and for working capital and general corporate purposes. Of the $1.7 million in proceeds received, $950,000 was received on June 28, 2019 and was recorded as Advance notes in the Condensed Consolidated Balance Sheet as of June 30, 2019. The remaining proceeds of $750,000 were received July 1, 2019 and recorded accordingly.

The June Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of October 1, 2019. On October 8, 2019, the Company and the lenders agreed to extend the maturity date of the June Bridge Notes from October 1, 2019 until December 31, 2019 and to waive any prior default up to and including the date of the amendment. On December 30, 2019, the Company and the lenders agreed to extend the maturity date of the June Bridge Notes from December 31, 2019 until March 31, 2020. No other changes to the terms of the June Bridge Notes were made in connection with the extension of the maturity date. The June Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The June Bridge Notes are secured by liens of substantially all of the Company’s assets.

On November 12, 2019, he Company issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $350,000 of loans made to the Company by two parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder, lent $250,000; and Cameron Durrant, M.D., MBA, our Chief Executive Officer and Chairman of our Board of Directors, lent $100,000. The proceeds from the November Bridge Notes will be used for working capital and general corporate purposes.

The November Bridge Notes rank on par with the June Bridge Notes, and possess other terms and conditions substantially consistent with those notes. The November Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of December 31, 2019. On December 30, 2019, the Company and the lenders agreed to extend the maturity date of the November Bridge Notes from December 31, 2019 until March 31, 2020. No other changes to the terms of the November Bridge Notes were made in connection with the extension of the maturity date. The November Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The November Bridge Notes also are secured by a lien of substantially all of the Company’s assets.

Upon an event of default, which events include, but are not limited to, (1) the Company’s failure to timely pay any monetary obligation under the 2019 Bridge Notes; (2) our failure to pay our debts generally as they become due and (3) our commencing any proceeding relating to the Company under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar laws of any jurisdiction now or hereafter in effect, the interest payable on the 2019 Bridge Notes increases to 10.0% per annum. Further, upon certain events of default, all payments and obligations due and owed under the 2019 Bridge Notes shall immediately become due and payable without demand and without notice to the Company.

Total interest expense for the 2019 Bridge Notes for the year ended December 31, 2019 was $0.1 million.

As of December 31, 2019, the maturities of the debt of the Company by year is as follows:

	Total	2020	2021
Principal payments on Notes payable to vendors	$774	$774	$-
Interest payments on Notes payable to vendors	320	320	-
Principal payments on 2019 Bridge notes	2,050	2,050	-
Interest payments on 2019 Bridge notes	63	63	-
Principal payments on Convertible notes	3,775	2,500	1,275
Interest payments on Convertible notes	290	224	66
Gross debt before unamortized discount	7,272	5,931	1,341
Unamortized debt discount on convertible debt	(785)	(691)	(94)
Total Debt	$6,487	$5,240	$1,247

7. Warrants to Purchase Common Stock

On June 19, 2013, the Company issued a warrant to purchase up to an aggregate of 6,193 shares of common stock and an exercise price of $96.88 per share. The warrant expires on the tenth anniversary of its issuance date. As of December 31, 2019, these warrants were fully vested.

On December 4, 2015, the Company issued a warrant to purchase up to an aggregate of 125,000 shares of common stock at an exercise price of $29.32 per share.  The warrant expires on the fifth anniversary of its issuance. As of December 31, 2019, these warrants were fully vested.

On June 30, 2016, in connection with the MDC Agreement described in Note 5, the Company issued to Savant a five year warrant (the “Savant Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Savant Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company has granted Savant certain “piggyback” registration rights for the shares issuable under the Savant Warrant.

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

As of December 31, 2019, 100,000 of these warrants were fully vested and 100,000 were not vested.

The Company will continue to reevaluate the performance conditions and expected vesting of the Savant Warrant on a quarterly basis until all performance conditions have been met or the warrants expire.

8. Commitments and Contingencies

Operating Leases

The Company leased office space in Brisbane, California under an operating lease agreement that expired in September 2018. In May 2018, the Company entered into a month-to-month lease for office space in Burlingame, California. The Company terminated the lease on November 19, 2019 and entered into a sub-lease agreement for space in the same building in Burlingame, California. The sub-lease initial term expires on March 31, 2020 and is renewable for additional terms by mutual agreement.

As of December 31, 2019, the Company had no significant future minimum lease payments.

Rent expense was $0.01 million and $0.2 million for the years ended December 31, 2019 and December 31, 2018, respectively.

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

On the Restructuring Effective Date, the aggregate amount of the Term Loans that were deemed to be satisfied and extinguished (i) previously owed to the Black Horse Entities, including the Bridge Loan and all accrued interest and fees, approximated $9.9 million, and (ii) previously owed to Nomis Bay, including certain advances previously extended to the Company by Nomis Bay totaling $0.1 million (the “Claims Advances”) and all accrued interest and fees, approximated $8.5 million. In addition, on the Restructuring Effective Date, (i) each of the Term Loan Credit Agreement, all promissory notes issued thereunder and the Intellectual Property Security Agreement, dated as of December 21, 2016, by and between the Company and the Term Loan Lenders, were terminated and are of no further force or effect, and (ii) all security interests of the Black Horse Entities and Nomis Bay in the Company’s assets were released. Although the Term Loans were satisfied and extinguished, if Madison elected to keep the Benz Assets after the Restructuring Effective Date, Nomis Bay would be obligated to pay or cause Madison to pay $0.3 million in legal fees and expenses owed by the Company to its litigation counsel, which remained unpaid in Accounts payable at December 31, 2017. On August 23, 2018 Madison elected to keep the Benz Assets and these amounts were paid by Madison to the Company’s litigation counsel.

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

Lincoln Park Capital Purchase Agreement

On November 8, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, the Company has the right, from time to time at its sole discretion and subject to certain conditions, to direct LPC to purchase up to 100,000 shares of Common Stock, with such amounts increasing based on certain threshold prices but not to exceed $750,000 in total proceeds on any purchase date. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on the market prices of the Common Stock at the time of such purchases as set forth in the Purchase Agreement. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, over the 36-month period expiring in December 2022.

In connection with the signing of the Purchase Agreement on November 8, 2019, the Company issued 706,592 shares of its common stock to LPC. The issuance of the shares were recorded as debt issuance costs in Common stock and Additional paid-in capital with no net effect on Stockholders’ deficit.

In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases if the closing sale price of the Common Stock is not below certain threshold prices, as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its Common Stock to LPC under the Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock then outstanding.

LPC represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities to LPC pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of, and Regulation D under, the Securities Act.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, all of which are outside of LPC’s control, LPC does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other sale of shares to LPC until such event of default is cured.

Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In consideration for entering in the Purchase Agreement, the Company has agreed to pay to LPC a commitment fee in shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to LPC. The Company expects that any proceeds received by the Company from such sales to LPC will be used for working capital and general corporate purposes.

On November 20, 2019, the Company filed a registration statement on Form S-1. The registration statement was declared effective on December 2, 2019 and the Company filed a final prospectus on December 4, 2019.

Other Common Stock Transactions

Equity Financings

On March 12, 2018, the Company issued 2,445,557 shares of its common stock for total proceeds of $1.1 million to accredited investors. On June 4, 2018, the Company issued 400,000 shares of its common stock for total proceeds of $0.2 million to an accredited investor.

In February 2018, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 225,000,000 shares and authorized 25,000,000 shares of preferred stock.

During the month of December 2019, the Company issued 500,000 shares of its common stock for aggregate proceeds of $0.2 million under the Purchase Agreement.

The Company has reserved the following shares of common stock for issuance as of December 31, 2019:

Warrants to purchase common stock	331,193
Options:
Outstanding under the 2012 Equity Incentive Plan	15,881,406
Outstanding under the 2001 Equity Incentive Plan	315
Available for future grants under the 2012 Equity Incentive Plan	3,050,799
Shares reserved under the 2019 LPC Purchase Agreement	14,500,000
Total common stock reserved for future issuance	33,763,713

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

As of December 31, 2019, there were 3,050,799 shares available for grant under the 2012 Equity Incentive Plan.

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

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price (per share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000's) (2)
Outstanding at January 1, 2018	2,448,383	$4.15
Granted	13,575,038	0.66
Cancelled (forfeited)	(572,935)	3.20
Cancelled (expired)	(41,129)	37.82
Outstanding at December 31, 2018	15,409,357	0.95
Granted	1,470,957	0.78
Exercised	(488,625)	0.67
Cancelled (forfeited)	(509,923)	0.62
Cancelled (expired)	(45)	9.68
Outstanding at December 31, 2019	15,881,721	$0.95	8.2	$49

Options vested and expected to vest	15,827,723	$0.95	8.2	$49
Exercisable	13,661,670	$0.99	8.0	$22

(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in-the-money options at December 31, 2019.

The stock options outstanding and exercisable by exercise price at December 31, 2019 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.33 - $0.67	13,442,367	8.28	$0.65	11,533,358	$0.66
$0.84 - $1.30	755,080	9.15	$1.09	445,705	$0.94
$1.91 - $3.30	370,000	7.10	$2.97	368,333	$2.97
$3.38 - $3.38	1,263,022	6.71	$3.38	1,263,022	$3.38
$3.40 - $4.72	50,625	6.77	$3.40	50,625	$3.40
$8.24 - $17.36	315	1.02	$12.94	315	$12.94
$42.88 - $48.00	312	3.76	$45.17	312	$45.17
	15,881,721	8.17	$0.95	13,661,670	$0.99

The total fair value of options vested for the years ended December 31, 2019 and 2018 was $2.0 million and $4.8 million, respectively.

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

The weighted-average fair value-based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2019 and 2018 was $0.79 and $0.47 per share, respectively. The fair value- based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term	5 - 6 years	5 - 6 years
Expected volatility	96% - 99%	93% - 97%
Risk-free interest rate	1.74% - 2.59%	2.7% - 2.8%
Expected dividend yield	0%	0%

Total expense for stock option grants recognized was as follows:

	Year ended December 31,
	2019	2018
General and administrative	$1,928	$4,611
Research and development	97	201
Total stock-based compensation	$2,025	$4,812

At December 31, 2019, the Company had $1.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

10. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2019 and 2018 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$50,144	$47,877
Research and other credits	2,178	2,178
Stock based compensation	3,001	2,682
In-Process research and development	1,253	1,314
Other	854	708
Total deferred tax assets	57,430	54,759

Valuation allowance	(57,430)	(54,759)
Net deferred tax assets	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Statutory rate	21.0%	21.0%
Valuation allowance	(26.0)%	(26.4)%
Nondeductible stock compensation	(0.3)%	0.1%
Other	5.3%	5.3%
Effective tax rate	-%	-%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.7 million during 2019 and increased by $3.2 million during 2018.

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $166.2 million, which expire in the years 2021 through 2037, and state net operating loss carryforwards of approximately $172 million, which expire in the years 2028 through 2039. The Company also has federal net operating loss carryforwards generated in 2018 and 2019 of $15.4 million that have no expiration date as a result of the December 22, 2017 Tax Cuts and Jobs Act tax reform legislation.

At December 31, 2019, the Company had federal research and development credit carryforwards of approximately $1.3 million, which expire in the years 2022 through 2035 and state research and development credit carryforwards of approximately $2.2 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company's utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards are further limited as a result of subsequent ownership changes. All such limitations could result in the expiration of carryforwards before they are utilized. An ownership change may have occurred during 2015, 2016, 2017, 2018 and 2019, or all five years and in connection with the Restructuring Transactions described in Note 9. As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

ASC 740 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2017	$1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2018	1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2019	$1,060

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Florida. Federal and California corporation income tax returns beginning with the 2001 tax year remain subject to examination by the Internal Revenue Service and the California Franchise Tax Board, respectively.

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

12. Litigation

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”). KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD. The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 5 - “Savant Arrangements” for more information about the MDC Agreement. The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

On July 12, 2017, Savant removed the case to the Bankruptcy Court, claiming that the action is related to or arises under the Bankruptcy Case from which we emerged in July 2016. In re KaloBios Pharmaceuticals, Inc., No. 15-12628 (LSS) (Bankr. D. Del.). On July 27, 2017, Savant filed an Answer and Counterclaims. Savant’s filing alleges breaches of contracts under the MDC Agreement and the Security Agreement, claiming that the Company breached its obligations to pay the milestone payments and other related representations and obligations. On August 1, 2017, the Company moved to remand the case back to the Delaware Court (the “Motion to Remand”).

On August 2, 2017, Savant sent a foreclosure notice to the Company, demanding that it provide the Collateral as defined in the Security Agreement for inspection and possession on August 9, 2017, with a public sale to be held on September 1, 2017. The Company moved for a Temporary Restraining Order (the “TRO”) and Preliminary Injunction in the Bankruptcy Court on August 4, 2017. Savant responded on August 7, 2017. On August 7, 2017, the Bankruptcy Court granted the Company’s motion for a TRO, entering an order prohibiting Savant from collecting on or selling the Collateral, entering our premises, issuing any default notices to us, or attempting to exercise any other remedies under the MDC Agreement or the Security Agreement. On August 9, 2017, the parties have stipulated to continue the provisions of the TRO in full force and effect until further order of the appropriate court, which the Bankruptcy Court signed that same day (the “Stipulated Order”).

On January 22, 2018, Savant wrote to the Bankruptcy Court requesting dissolution of the TRO and the Stipulated Order. On January 29, 2018, the Bankruptcy Court granted the Motion to Remand and denied Savant’s request to dissolve the TRO and Stipulated Order, ordering that any request to dissolve the TRO and Stipulated Order be made to the Delaware Court.

On February 13, 2018 Savant made a letter request to the Delaware Court to dissolve the TRO and Stipulated Order. Also on February 13, 2018, the Company filed its Answer and Affirmative defenses to Savant’s Counterclaims. On February 15, 2018 the Company filed a letter opposition to Savant’s request to dissolve the TRO and Stipulated Order and requesting a status conference. A hearing on Savant’s request to dissolve the TRO and Stipulated Order was held before the Delaware Court on March 19, 2018. The Delaware Court denied Savant’s request to dissolve the TRO and Stipulated order, which remain in effect.

On April 11, 2018, the Company advised the Delaware Court that it would meet and confer with Savant regarding a proposed case management order and date for trial. On April 26, 2018 the Delaware Court so-ordered a proposed case management order submitted by the Company and Savant. The schedule in the case management order was modified by stipulation on August 24, 2018.

On April 8, 2019, the Company moved to compel Savant to produce documents in response to the Company’s document requests.  The parties thereafter agreed to a discovery schedule through June 30, 2019, which the Superior Court so-ordered, and the parties produced documents to each other.

On June 4, 2019, Savant filed a complaint against the Company and Madison in the Delaware Court of Chancery (the “Chancery Action”) seeking to “recover as damages that amounts owed to it under the MDC Agreement, and to reclaim Savant’s intellectual property,” among other things.  Savant also requested leave to move to dismiss the Company’s complaint on the grounds that the Company’s transfer of assets to Madison was champertous.  On June 10, 2019, the Company requested by letter that the Superior Court hold a contempt hearing because the Chancery Action violated the TRO entered by the Bankruptcy Court, the terms of which have been extended by stipulation of the parties.  On June 18, 2019, the Superior Court held a telephonic status conference.  The parties agreed that the Chancery Action should be consolidated with the Superior Court action, after which the Superior Court would address the parties’ motions.

On July 22, 2019, the Company moved for contempt against Savant.  Savant filed its opposition on July 29, 2019.  On August 12, 2019, the Superior Court denied the Company’s motion for contempt.

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  The Company filed its response and cross-motion for summary judgment on August 27, 2019.  Savant filed its reply on September 10, 2019 and the Company filed its cross-reply on September 20, 2019.  The motion is fully briefed, and is scheduled for argument on February 3, 2020.

On July 26, 2019, the Company moved to modify the previously agreed-upon discovery schedule to extend discovery through December 31, 2019, which the Superior Court granted.  In a subsequent order, the discovery schedule was extended until the end of March 2020.

On July 30, 2019, the Company filed a motion to dismiss Savant’s Chancery Action.  Savant filed an amended complaint on September 4, 2019, and the Company filed its opening brief in support of its motion to dismiss on October 11, 2019.  That motion is fully briefed and scheduled for argument on February 3, 2020.

On August 19, 2019, Savant moved to dismiss the Company’s amended Superior Court complaint.  On September 27, 2019, the Company filed an opposition to Savant’s motion and, in the alternative, requested leave to file a second amended complaint against Savant.  Savant consented to the filing of the second amended complaint and withdrew their motion to dismiss.  Savant filed a partial motion to dismiss against a co-defendant on October 30, 2019.  That motion is fully briefed and is scheduled for argument on February 3, 2020. At the February 3, 2020 hearing, the Court reserved judgment on the parties’ reciprocal motions.

On November 18, 2019, the Court granted Savant’s Motion to Schedule a Preliminary Injunction hearing concerning the August 2017 TRO and Stipulated Order that are still in effect.  A briefing schedule has been set and the hearing is scheduled for March 25, 2020.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying balance sheet as of December 31, 2019 and 2018. Recovery of the cost overages from Savant, if any, will be recorded in the period received.

13. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into the Kite Agreement, pursuant to which the Company and Kite will conduct a multi-center Phase Ib/II study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including DLBCL. The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta.

Pursuant to the Kite Agreement, the Company will supply lenzilumab to the collaboration for use in the study and will contribute up to approximately $8.0 million towards the out-of-pocket costs of the study.

Mayo Agreement

On June 19, 2019, the Company entered into an exclusive worldwide license agreement (the “Mayo Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain technologies used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9 (“GM-CSF knock-out”). The license covers various patent applications and know-how developed by Mayo in collaboration with the Company. These licensed technologies complement and broaden the Company’s position in the GM-CSF neutralization space and expand the Company’s discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

Pursuant to the Mayo Agreement, the Company was required to pay $200,000 to Mayo within six months of the effective date, or upon completion of a qualified financing, whichever is earlier. The Company did not pay the initial payment as of the due date and will incur interest on the unpaid balance at the prime rate plus 2%. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The Company accrued the initial payment in Accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2019.

Zurich Agreement

On July 19, 2019, the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent or treat Graft versus Host Disease (“GvHD”) through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic HSCT.

Pursuant to the Zurich Agreement, the Company paid $100,000 to UZH in July 2019. The Zurich Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The license payment of $100,000 was recorded as expense in Research and development in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019.

14. Related Party Transactions

The Restructuring Transactions were completed on February 27, 2018. See Note 9.

In June, July and August, 2018 the Company received an aggregate of $0.9 million of proceeds from advance notes made to it by four different lenders including Dr. Cameron Durrant, our Chairman and Chief Executive Officer; Cheval, an affiliate of BHC, the Company’s controlling stockholder; and Ronald Barliant, a director of the Company. See Note 6 for a further discussion of the Advance Notes.

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of BHC, the Company’s controlling stockholder. See Note 6 for a further discussion of the 2018 Notes.

On June 28, 2019, the Company issued three short-term, secured bridge notes evidencing an aggregate of $1.7 million of loans made to the Company by three parties including Dr. Cameron Durrant, our Chairman and Chief Executive Officer and Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder. See Note 6 for a further discussion of the 2019 Bridge Notes.

On November 12, 2019, the Company issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $350,000 of loans made to the Company by two parties, including Dr. Cameron Durrant, our Chairman and Chief Executive Officer and Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder. See Note 6 for a further discussion of the 2019 Bridge Notes.

15. Subsequent Events

On March 13, 2020 (the “Issuance Date”), the “Company delivered a convertible redeemable promissory note (the “Note”) evidencing a loan of $330,000 made to the Company.

The Note bears interest at a rate of 7.0% per annum and will mature on March 13, 2021. The Note contains an original issue discount of $33,000. The Company plans to use the proceeds from the Note for working capital.

Beginning on the 6 month anniversary of the Issuance Date, unless earlier redeemed by the Company, the holder is entitled, at its option, to convert all or any amount of the principal amount of the Note then outstanding, together with the accrued and unpaid interest on such portion of the Note proposed to be converted, into shares of the Company's common stock (the "Common Stock") at a conversion price equal to $.25 per share (the “Fixed Price”). After the 9 month anniversary of the Issuance Date, the conversion price shall be equal to the lower of (i) the Fixed Price or (ii) 68% of the lowest of either the trading price or closing bid of the Common Stock, for the ten prior trading days including the day upon which a Notice of Conversion is received (the “Variable Conversion Price”).

In the event the Company has a closing price of its Common Stock equal to $0.30 or less for 5 consecutive days prior to the 9 month anniversary of the Issuance Date, then, beginning on the 6 month anniversary of the Issuance Date, the holder may elect in its Notice of Conversion to use the lower of the Fixed Price or the Variable Conversion Price set forth above.

Commencing on the 6 month anniversary of the Issuance Date, the Company shall have the right, but not the obligation, to elect to make fixed monthly amortizing payments to the holder in the amount of $25,000. If the Company elects to make such payments, the holder shall not be entitled to convert all or any amount of the principal amount of the Note then outstanding if and for so long as the Company is current in respect of the amortizing payments.

The Note may be redeemed by the Company at any time before the 270th day following its issuance, at a redemption price equal to the principal and accrued but unpaid interest on the Note to the date of redemption, plus a premium that increases on day 61 and day 121 from the issuance date.

The Note contains customary default and remedies provisions for convertible note financings of this nature.

The Note was issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

EXHIBIT INDEX

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.	8-K	June 22, 2016	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.	8-K	June 24, 2013	10.2
4.2	Common Stock Purchase Warrant, by and between the Registrant and Armistice Capital Fund, dated as December 4, 2015.	8-K	December 9, 2015	4.2
4.3†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC.	10-Q	September 23, 2016	4.1
4.4	Registration Rights Agreement, dated as of February 27, 2018, by and among the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.	10-Q	May 8, 2018	4.6
4.5	Description of Securities.				X
10.1**	2012 Equity Incentive Plan, as amended and restated.	10-Q	August 10, 2015	10.2
10.1.1**	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016.	S-8 (File No. 333-214110)	October 14, 2016	10.2
10.1.2**	Amendment to the 2012 Equity Incentive Plan, effective March 9, 2018.	10-Q	May 8, 2018	10.2
10.2**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-12G (File No. 000-54735)	June 12, 2012	10.8
10.3**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors).	10-K	March 13, 2014	10.37
10.4**	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan.	8-K	April 24, 2015	10.1
10.5**	Form of Director and Officer Indemnification Agreement.	10-12G (File No. 000-54735)	June 12, 2012	10.11
10.6	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.13
10.7	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.14

10.7.1	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.8
10.7.2	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.9
10.8†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG.	10-12G/A (File No. 000-54735)	September 12, 2012	10.16
10.9†	License Agreement, dated March 16, 2007, by and between the Registrant and Novartis International Pharmaceutical Ltd.	10-12G/A (File No. 000-54735)	August 7, 2012	10.17
10.10**	Employment Agreement, dated as of September 13, 2016, by and between the Registrant and Cameron Durrant, MD.	10-Q	November 10, 2016	10.2
10.11	Form of Advance Note.	10-Q	August 9, 2018	10.1
10.12	Form of Convertible Promissory Note.	10-Q	November 6, 2018	10.1
10.13	Amended Employment Agreement dated August 22, 2018, between the Company and Jon. G. Jester.	10-Q	November 6, 2018	10.2
10.14	Form of 2019 Convertible Note.	10-Q	August 13, 2019	10.1
10.15	Clinical Collaboration Agreement, dated May 30, 2019 between the Registrant and Kite Pharma, Inc.	10-Q	August 13, 2019	10.2
10.16	Form of 2019 Bridge Note	10-Q	August 13, 2019	10.3
10.16.1	Form of Amendment Number 1, dated October 8, 2019, to the Secured Bridge Note, dated June 28, 2019.	8-K	October 8, 2019	10.1
10.16.2	Form of Amendment Number 2, dated December 30, 2019, to the Secured Bridge Note, dated June 28, 2019 and as amended on October 8, 2019.	8-K	December 31, 2019	10.1

10.17	Purchase Agreement, dated as of November 8, 2019 by and between Humanigen, Inc. and Lincoln Park Capital Fund, LLC.	8-K	November 12, 2019	10.1
10.18	Registration Rights Agreement, dated as of November 8, 2019, by and between Humanigen, Inc. and Lincoln Park Capital Fund, LLC.	8-K	November 12, 2019	10.2
21.1	List of Subsidiaries.				X
23.1	Consent of Horne LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				X
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**Indicates management contract or compensatory plan.

***The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.