Form 10-Q
period 2020-03-31
HUMANIGEN, INC
filed 2020-05-15
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 14, 2020, there were 126,341,542 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68	$143
Prepaid expenses and other current assets	293	309
Total current assets	361	452

Restricted cash	71	71
Total assets	$432	$523

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,906	$5,046
Accrued expenses	3,500	3,308
Bridge Notes	2,149	2,113
Convertible notes - current	2,756	2,033
Notes payable to vendors	1,122	1,094
Total current liabilities	15,433	13,594
Convertible notes - non current	1,288	1,247
Total liabilities	16721	14841

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
March 31, 2020 and December 31, 2019; 114,311,790 and 114,034,451 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	114	114
Additional paid-in capital	270,959	270,463
Accumulated deficit	(287,362)	(284,895)
Total stockholders’ deficit	(16,289)	(14,318)
Total liabilities and stockholders’ deficit	$432	$523

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$659	$359
General and administrative	1,398	1,879
Total operating expenses	2,057	2,238

Loss from operations	(2,057)	(2,238)

Other expense:
Interest expense	(410)	(302)
Other income (expense), net	-	(1)
Net loss	$(2,467)	$(2,541)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	114,270,532	110,033,098

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(2,467)	$(2,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	265	697
Issuance of common stock for payment of compensation	19	48
Issuance of common stock in exchange for services	13	68
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16	5
Accounts payable	860	592
Accrued expenses	687	447
Net cash used in operating activities	(607)	(684)

Financing activities:
Net proceeds from issuance of common stock	65	-
Proceeds from exercise of stock options	-	50
Net proceeds from issuance of Convertible notes	467	-
Net cash provided by financing activities	532	50

Net decrease in cash, cash equivalents and restricted cash	(75)	(634)
Cash, cash equivalents and restricted cash, beginning of period	214	885
Cash, cash equivalents and restricted cash, end of period	$139	$251

Supplemental cash flow disclosure:
Cash paid for interest	$2	$1
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in lieu of cash compensation	$133	$195
Issuance of warrant for services	$1	$-

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2020	114,034,451	$114	$270,463	$(284,895)	$(14,318)
Issuance of common stock	200,000	-	65	-	65
Issuance of common stock in exchange for services	29,342	-	13	-	13
Issuance of stock options for payment of compensation	-	-	133	-	133
Issuance of common stock for payment of compensation	47,997	-	19	-	19
Issuance of warrant for services			1		1
Stock-based compensation expense	-	-	265	-	265
Net loss	-	-	-	(2,467)	(2,467)
Balances at March 31, 2020	114,311,790	$114	$270,959	$(287,362)	$(16,289)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	109,897,526	$110	$266,381	$(274,601)	$(8,110)
Issuance of common stock for payment of compensation	93,358	-	90	-	90
Issuance of stock options for payment of compensation	-	-	195	-	195
Issuance of common stock in exchange for services	82,432	-	68		68
Exercise of stock options	75,000	-	50	-	50
Stock-based compensation expense	-	-	697	-	697
Net loss	-	-	-	(2,541)	(2,541)
Balances at March 31, 2019	110,148,316	$110	$267,481	$(277,142)	$(9,551)

See accompanying notes.

Humanigen, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of the Business

The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, the Company changed its legal name to Humanigen, Inc. During February 2018, the Company completed the restructuring transactions announced in December 2017 and continued its transformation into a clinical-stage biopharmaceutical company by further developing its clinical stage immuno-oncology and immunology portfolio of monoclonal antibodies. The Company is currently focused on developing its novel human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) neutralization and gene-knockout platforms and its portfolio of next-generation cell and gene therapies.

The Company’s lead product candidate is lenzilumab, a proprietary Humaneered® monoclonal antibody (a biologic) that has been demonstrated to neutralize a naturally occurring inflammatory factor (GM-CSF). GM-CSF is a cytokine which acts directly on myeloid cells to cause expansion, activation, and to initiate and promote the production of other chemokines, including MCP-1, MIP-1a, and IP-10, and cytokines, including TNFa, IL-6 and IL-1 as part of the body’s immune response. GM-CSF is thought of as a communication conduit between the innate and adaptive immune systems. Once initiated, the inflammatory cascade in certain cases may quickly evolve into a self-perpetuating “storm” as the production of chemokines increases expansion and trafficking of myeloid cells. This, in turn, leads to abnormally high levels of inflammatory cytokines, endothelial activation, vascular permeability, disseminated intravascular coagulation, and neurologic inflammation. This “cytokine storm” is frequently referred to as cytokine release syndrome, or CRS. The neutralization of GM-CSF has been shown to prevent and potentially treat cytokine storm through a decrease in levels of IL-6, MCP-1, MIP1a, IP-10, VEGF, TNFα and other factors and reduce levels of inflammatory myeloid cells. Reduction of these factors demonstrates that GM-CSF is a critical upstream and early regulator of many inflammatory cytokines known to be important in the pathophysiology of CRS (Sterner RM et al. Blood 2019. 133(7): 697–709).

During 2019 and throughout the early portion of the first quarter of 2020, the Company continued to pursue its anti-GM-CSF programs to prevent or reduce the serious and potentially life-threatening side effects associated with chimeric antigen receptor T-cell (“CAR-T”) therapy and to prevent or treat graft-versus-host disease (“GvHD”) in patients undergoing allogeneic hematopoietic stem cell transplantation (“HSCT”). In collaboration with Kite Pharmaceuticals, Inc., a Gilead company (“Kite or the “Kite Collaboration”), the Company seeks to study the effect of lenzilumab on the safety of Yescarta®, axicabtagene ciloleucel (“Yescarta”), Kite’s FDA-approved CAR-T therapy. A clinical trial is underway to measure the effect of lenzilumab in reducing CRS and neurotoxicity (NT), with a secondary endpoint of increased efficacy of Yescarta.

The recent coronavirus pandemic, which is due to the SARS-CoV-2 virus and leads to the condition referred to as COVID-19, is frequently characterized in the later and sometimes fatal stages by severe, progressive viral pneumonia that can progress to acute respiratory distress syndrome (“ARDS”), respiratory failure and death. Recent publications indicate that ARDS in this setting is caused by the body’s autoimmune response to CRS. Published data point to GM-CSF being a key triggering cytokine, with elevated levels especially in those patients who transition to the Intensive Care Unit (“ICU”).

In response to this published data indicating that GM-CSF inhibition may play a role in treating patients with COVID-19, the Company is developing lenzilumab in COVID-19 in a Phase III potential registration study. The Company has commenced enrollment in a multicenter randomized, placebo-controlled, double-blind clinical trial with lenzilumab for the prevention of respiratory failure and/or death in hospitalized patients with severe pneumonia associated with SARS-CoV-2 infection (Clinicaltrials.gov # NCT04351152).

The Company has generated compassionate use data with lenzilumab in patients hospitalized with severe pneumonia associated with COVID-19 and is working with stakeholders to share these data.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the business.

Liquidity and Going Concern

The Company has incurred significant losses since its inception in March 2000 and had an accumulated deficit of $287.4 million as of March 31, 2020. At March 31, 2020, the Company had a working capital deficit of $15.1 million. To date, none of the Company’s product candidates has been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses to continue for the foreseeable future. The Company will require additional financing in order to meet its anticipated cash flow needs, which are expected to increase as the Company’s clinical trial activities accelerate during the next twelve months. As a result, the Company will continue to require additional capital through equity offerings, debt financing and/or payments under new or existing licensing or collaboration agreements. If sufficient funds are not available on acceptable terms when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its total liabilities of $16.7 million at March 31, 2020 and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2019 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in determining the valuation of the fair value-based measurement of stock-based compensation and warrant valuations. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Condensed Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on prior years’ Net loss or Stockholders’ deficit.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies since those previously disclosed in the 2019 Form 10-K.

Derivative Financial Instruments

The Company has equity conversion features within its 2020 Convertible Redeemable Notes that qualify as embedded derivatives under the guidance of FASB ASC Topic 815, Derivatives and Hedging.  As part of that guidance, an analysis is performed on each embedded derivative to determine whether it should be bifurcated from the host instrument and recorded separately within the Consolidated Balance Sheet at its fair value.  Changes in fair value are recorded in other income (expense) within the Consolidated Statement of Operations.  Refer to Note 4 - Debt and Note -5 – Derivative Instruments for further discussion of the Company’s embedded derivatives.

3. Potentially Dilutive Securities

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2020	2019
Options to purchase common stock	17,104,649	16,062,922
Warrants to purchase common stock	331,193	331,193
	17,435,842	16,394,115

4. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Company’s Plan of Reorganization (the “Plan”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”) which became effective June 30, 2016, at which time the Company emerged from its Chapter 11 bankruptcy proceedings. The notes are unsecured, bear interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, the Company used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. After giving effect to these payments, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million as of March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company has accrued $0.3 million and $0.3 million in interest related to these promissory notes, respectively. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid interest on these notes in their entirety.

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

Following the end of the quarter ended March 31, 2020, holders of the 2018 Notes notified us of their exercise of their conversion rights. Please see Note 11 – Subsequent Events for additional information.

As of March 31, 2020 and December 31, 2019, the Company has accrued $0.3 million and $0.2 million in interest related to these promissory notes, respectively.

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

Following the end of the quarter ended March 31, 2020, holders of the 2019 Notes notified us of their exercise of their conversion rights. Please see Note 11 – Subsequent Events for additional information.

As of March 31, 2020 and December 31, 2019, the Company had accrued $0.1 million and $0.1 million in interest related to these promissory notes, respectively.

The Advance Notes, the 2018 Notes and the 2019 Notes have an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $1.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.8 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0.2 million for the three months ended March 31, 2020.

The Company evaluated the embedded features within the Advance Notes, the 2018 Notes and the 2019 Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes, the 2018 Notes and the 2019 Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes, the 2018 Notes and the 2019 Notes, as applicable, to Company common stock at a conversion rate of $0.45 per share for the Advance Notes and the 2018 Notes and $1.25 for the 2019 Notes, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes, the 2018 Notes or the 2019 Notes to Company common stock, the remaining unamortized discount will be charged to interest expense. Upon conversion of the Advance Notes on May 30, 2019, the remaining unamortized discount was charged to interest expense. The remaining debt discount for the 2018 and 2019 will be charged to interest expense in the second quarter of 2020 with their conversion in April 2020.

2020 Convertible Redeemable Notes

On March 13, 2020 and March 19, 2020 (the “Issuance Dates”), the Company delivered two convertible redeemable promissory notes (the “2020 Notes”) evidencing loans with an aggregate principal amount of $518,333 made to the Company.

The 2020 Notes bear interest at a rate of 7.0% per annum and will mature on March 13, 2021 and March 19, 2021, respectively. The 2020 Notes contain an original issue discount of $33,000 and $18,833, respectively. The Company used the proceeds from the 2020 Notes for working capital.

Beginning on the six month anniversary of the Issuance Dates, unless earlier redeemed by the Company, the holders are entitled, at their option, to convert all or any amount of the principal amount of the 2020 Notes then outstanding, together with the accrued and unpaid interest on such portion of the 2020 Notes proposed to be converted, into shares of the Company’s common stock (the "Common Stock") at a conversion price equal to $0.25 per share (the “Fixed Price”). After the nine month anniversary of the Issuance Dates, the conversion price shall be equal to the lower of (i) the Fixed Price or (ii) 68% of the lowest of either the trading price or closing bid of the Common Stock, for the ten prior trading days including the day upon which a Notice of Conversion is received (the “Variable Conversion Price”).

In the event our Common Stock has a closing price equal to $0.30 or less for 5 consecutive days prior to the 9 month anniversary of the Issuance Date, then, beginning on the 6 month anniversary of the Issuance Date, the holders may elect in their respective Notice of Conversion to use the lower of the Fixed Price or the Variable Conversion Price set forth above.

Commencing on the 6 month anniversary of the Issuance Dates, the Company will have the right, but not the obligation, to elect to make fixed monthly amortizing payments to the holders in the amount of $25,000 and $14,250, respectively. If we elect to make such payments, the holders shall not be entitled to convert all or any amount of the principal amount of the 2020 Notes then outstanding if and for so long as we are current in respect of the amortizing payments.

The 2020 Notes may be redeemed by us at any time before the 270th day following their issuance, at a redemption price equal to (i) 110% of the principal plus accrued but unpaid interest on the 2020 Notes to the date of redemption, if the redemption occurs in the first 60 days following the Issuance Dates; (ii) 120% of the principal plus accrued but unpaid interest on the 2020 Notes to the date of redemption, if the redemption occurs from day 61 through day 120 following the Issuance Dates; or (iii) 130% of the principal plus accrued but unpaid interest on the 2020 Notes to the date of redemption, if the redemption occurs from day 121 through day 270 following the Issuance Dates. The 2020 Notes contain customary default and remedies provisions for convertible note financings of this nature.

As of March 31, 2020, the Company has accrued $1,600 in interest related to the 2020 Notes.

The Company evaluated the embedded features within the 2020 Notes and determined that the embedded features are required to be bifurcated and recognized as stand-alone derivative instruments. The variable-share settlement features within the 2020 Notes qualify as redemption features and meet the net settlement criterion for qualification as a stand-alone derivative. In determining the fair value of the bifurcated derivative, the Company evaluated the likelihood of conversion of the 2020 Notes to Company stock.  As the Company believes it will have adequate funding prior to the six month anniversary of the 2020 Notes, the first conversion option for the holders of the 2020 Notes, and it has the intent to either begin making amortizing payments or to pay off the 2020 Notes in their entirety prior to that date, the fair value was determined to be $0 as of March 31, 2020. The original issue discount is being accreted to interest expense over the term of the 2020 Notes. Interest expense includes the original issue discount amortization of approximately $4,000 for the three months ended March 31, 2020. The remaining debt discount will be amortized over approximately 11 months for the 2020 Notes.

2019 Bridge Notes

On June 28, 2019, the Company issued three short-term, secured bridge notes (the “June Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to the Company by three parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder, lent $750,000; Nomis Bay LTD, the Company’s second largest stockholder, lent $750,000; and Dr. Cameron Durrant, the Company’s Chief Executive Officer and Chairman of the Board of Directors, lent $200,000. The proceeds from the June Bridge Notes were used to satisfy a portion of the unsecured obligations incurred in connection with the Company’s emergence from bankruptcy in 2016 and for working capital and general corporate purposes. Of the $1.7 million in proceeds received, $950,000 was received on June 28, 2019 and was recorded as Advance notes in the Condensed Consolidated Balance Sheet as of June 30, 2019. The remaining proceeds of $750,000 were received July 1, 2019 and recorded accordingly.

The June Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of October 1, 2019, which the Company and the lenders agreed to extend until December 31, 2020. No other changes to the terms of the June Bridge Notes were made in connection with the extension of the maturity date. The June Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The June Bridge Notes are secured by liens on substantially all of the Company’s assets.

On November 12, 2019, the Company issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $350,000 of loans made to the Company by two parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., our controlling stockholder, lent $250,000; and Dr. Cameron Durrant, our Chief Executive Officer and Chairman of our Board of Directors, lent $100,000. The proceeds from the November Bridge Notes were used for working capital and general corporate purposes.

The November Bridge Notes rank on par with the June Bridge Notes, and possess other terms and conditions substantially consistent with those notes. The November Bridge Notes bear interest at a rate of 7.0% per annum and had an original maturity date of December 31, 2019, which the Company and the lenders agreed to extend until December 31, 2020. No other changes to the terms of the November Bridge Notes were made in connection with the extension of the maturity date. The November Bridge Notes may become due and payable at such earlier time as the Company raises more than $3,000,000 in a bona fide financing transaction or upon a change in control. The November Bridge Notes also are secured by a lien on substantially all of the Company’s assets.

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

As of March 31, 2020 and December 31, 2019, the Company has accrued $0.1 million and $0.1 million in interest related to these promissory notes, respectively.

As of March 31, 2020, the maturities of the debt of the Company by year is as follows:

	Total	2020	2021
Principal payments on Notes payable to vendors	$774	$774	$-
Interest payments on Notes payable to vendors	348	348	-
Principal payments on 2019 Bridge notes	2,050	2,050	-
Interest payments on 2019 Bridge notes	99	99	-
Principal payments on Convertible notes	4,293	3,018	1,275
Interest payments on Convertible notes	358	270	88
Gross debt before unamortized discount	7,922	6,559	1,363
Unamortized debt discount on convertible debt	(607)	(532)	(75)
Total Debt	$7,315	$6,027	$1,288

5. Derivative Instruments

The Company has certain embedded equity conversion features within its 2020 Notes that require bifurcation and recognition as stand-alone derivatives. See Note 4 – Debt for additional information and discussion on the bifurcated derivatives.

6. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2020, other than the debt issuances described in Note 4 and the license agreements described in Note 8, there were no material changes to the Company’s contractual obligations from those set forth in the 2019 Form 10-K.

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

7. Stockholders’ Equity

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

Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In consideration for entering in the Purchase Agreement, the Company paid LPC a commitment fee in shares of Common Stock. The Company did not receive any cash proceeds from the issuance of these shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to LPC. The Company expects that any proceeds received by the Company from such sales to LPC will be used for working capital and general corporate purposes.

During the months of December 2019 and January 2020, the Company issued a total of 700,000 shares for aggregate proceeds of $0.3 million under the Purchase Agreement.

Equity Financings

During the month of December 2019, the Company issued 500,000 shares of its common stock for aggregate proceeds of $0.2 million under the Purchase Agreement.

During the month of January 2020, the Company issued 200,000 shares of its common stock for aggregate proceeds of $0.1 million under the Purchase Agreement.

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

A summary of stock option activity for the three months ended March 31, 2020 under all of the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	15,881,721	$0.95
Granted	1,223,033	0.40
Exercised	-	-
Cancelled (forfeited)	-	-
Cancelled (expired)	(105)	11.68
Outstanding at March 31, 2020	17,104,649	$0.91

The weighted average fair value of options granted during the three months ended March 31, 2020 was $0.40 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended March 31, 2020:

Three months ended March 31, 2020
Exercise price	$0.38 - $0.40
Market value	$0.38 - $0.40
Expected term	5 years
Expected volatility	95%
Risk-free interest rate	1.47% - 1.57%
Expected dividend yield	0%

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2020	2019
General and administrative	$211	$697
Research and development	54	-
Total stock-based compensation	$265	$697

At March 31, 2020, the Company had $0.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.6 years.

8. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc., pursuant to which the Company and Kite areconducting a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). The primary objective of the Study is to determine the effect of lenzilumab on the safety of Yescarta.

Pursuant to the Kite Agreement, the Company shall supply lenzilumab to the collaboration for use in the study and will contribute up to approximately $8.0 million towards the out-of-pocket costs of the study, depending on the number of patients enrolled into the study.

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

Pursuant to the Mayo Agreement, the Company will pay $200,000 to Mayo within six months of the effective date, or upon completion of a qualified financing, whichever is earlier. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The Company accrued the initial payment and interest through March 31, 2020 in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020.

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

Pursuant to the Zurich Agreement, the Company paid $100,000 to UZH in July 2019. The Zurich Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The license payment of $100,000 was recorded as expense in Research and development in July 2019.

9. Savant Arrangements

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

On the Effective Date, the Company issued to Savant a five year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $2.25 per share, subject to adjustment. The Warrant is exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. As of March 31, 2020 the number of shares for which the Warrant is currently exercisable totals 100,000 shares at an exercise price of $2.25 per share.

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

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

10. Litigation

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

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  The Company filed its response and cross-motion for summary judgment on August 27, 2019.  Savant filed its reply on September 10, 2019 and the Company filed its cross-reply on September 20, 2019.  The motion is fully briefed, and was argued at a hearing on February 3, 2020.  The court has not yet ruled on the motion.

On July 26, 2019, the Company moved to modify the previously agreed-upon discovery schedule to extend discovery through December 31, 2019, which the Superior Court granted.  In subsequent orders, the discovery schedule was further extended until the end of June 2020.

On July 30, 2019, the Company filed a motion to dismiss Savant’s Chancery Action.  Savant filed an amended complaint on September 4, 2019, and the Company filed its opening brief in support of its motion to dismiss on October 11, 2019.  That motion is fully briefed and was argued at a hearing on February 3, 2020. The court has not yet ruled on the motion.

On August 19, 2019, Savant moved to dismiss the Company’s amended Superior Court complaint.  On September 27, 2019, the Company filed an opposition to Savant’s motion and, in the alternative, requested leave to file a second amended complaint against Savant.  Savant consented to the filing of the second amended complaint and withdrew their motion to dismiss.  Savant filed a partial motion to dismiss against a co-defendant on October 30, 2019.  That motion is fully briefed and was argued at a hearing on February 3, 2020. At the February 3, 2020 hearing, the Court reserved judgment on the parties’ reciprocal motions.

On November 18, 2019, the Court granted Savant’s Motion to Schedule a Preliminary Injunction hearing concerning the August 2017 TRO and Stipulated Order that are still in effect.  At a hearing on April 28, 2020, the Court granted the application for a preliminary injunction to the Company, and the parties are preparing a proposed order to effectuate the Court’s rulings at the hearing.  The Stipulated Order will no longer be in effect upon the entry of the preliminary injunction order.

A trial is scheduled for October 2020.

11. Subsequent Events

Conversion of Outstanding 2018 and 2019 Convertible Notes

As described in the Company’s 2019 Annual Report on Form 10-K, holders of the Company’s outstanding convertible notes issued in 2018 and 2019 are entitled to convert the principal and unpaid interest on such notes into shares of the Company’s common stock under various scenarios, including if the Company were to sell its equity securities on or before the date of repayment of the 2018 and 2019 Notes in any financing transaction that results in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”). A Non-Qualified Financing occurred as a result of sales of our common stock to Lincoln Park Capital Fund, LLC starting on December 11, 2019 and concluding on January 7, 2020, pursuant to the Purchase Agreement described in Note 7, Stockholders’ Equity above. Commencing on April 2, 2020, the holders of such notes, including Cheval Holdings, Ltd. (“Cheval”), an affiliate of Black Horse Capital, L.P., our controlling stockholder, notified us of their exercise of such conversion rights. Pursuant to the exemption from registration afforded by Section 3(a)(9) under the Securities Act of 1933, we issued an aggregate of 11,989,578 shares of our common stock upon the conversion of $4.3 million in aggregate principal and interest on the notes converted, which obligations were retired. Of these, we issued 1,583,333 shares to Cheval. Dr. Dale Chappell, our ex-officio chief scientific officer, controls Black Horse Capital, L.P. and reports beneficial ownership of all shares held by it and its affiliates, including Cheval.

After giving effect to the shares issued upon such conversions, as of May 14, 2020, no convertible notes issued in 2018 or 2019 were outstanding.

April 2020 Bridge Notes

On April 27, 2020, the Company issued two short-term, secured bridge notes (the “2020 Bridge Notes”) evidencing an aggregate of $350,000 of loans made to the Company by two parties: Cheval Holdings, Ltd., an affiliate of Black Horse Capital, L.P., the Company’s controlling stockholder, lent $100,000; and Nomis Bay LTD, the Company’s second largest stockholder, lent $250,000. The proceeds from the 2020 Bridge Notes were used for working capital and general corporate purposes.

The 2020 Bridge Notes rank on par with the 2019 Bridge Notes, and possess other terms and conditions substantially consistent with those notes. The 2020 Bridge Notes bear interest at a rate of 7.0% per annum and have a maturity date of December 31, 2020. The 2020 Bridge Notes may become due and payable at such earlier time as the Company raises more than $10,000,000 in a bona fide financing transaction or upon a change in control. The 2020 Bridge Notes also are secured by a lien on substantially all of the Company’s assets.

Upon an event of default, which events include, but are not limited to, (1) the Company’s failure to timely pay any monetary obligation under the 2020 Bridge Notes; (2) our failure to pay our debts generally as they become due and (3) our commencing any proceeding relating to the Company under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar laws of any jurisdiction now or hereafter in effect, the interest payable on the 2020 Bridge Notes increases to 10.0% per annum. Further, upon certain events of default, all payments and obligations due and owed under the 2020 Bridge Notes shall immediately become due and payable without demand and without notice to the Company.

Paycheck Protection Plan Loan

On May 5, 2020, the Company received a Paycheck Protection Plan loan under the 2020 CARES Act in the amount of $83 thousand (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum and matures on the second anniversary of the date of the applicable loan documents. The PPP loan may be prepaid at any time and may be forgiven under certain circumstances. Assuming the PPP Loan is not forgiven, the Company will be required to make monthly amortizing payments beginning November 1, 2020 to fully repay the PPP Loan and accrued interest through the maturity date. Upon an event of default, which events include, but are not limited to, (1) the Company’s failure to timely pay any monetary obligation under the PPP Loan; (2) our failure to pay our debts generally as they become due and (3) our commencing any proceeding relating to the Company under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar laws of any jurisdiction now or hereafter in effect, the PPP Loan shall immediately become due and payable without demand and without notice to the Company. The Company intends to use the proceeds of the PPP Loan for payroll costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2019 Form 10-K for the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Actual events or results may differ materially due to known and unknown risks, uncertainties and other factors such as:

•	our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to obtain capital to develop and commercialize our product candidates, including the additional capital which will be necessary to pursue the Phase III study relating to COVID-19 and the Kite collaboration and undertake the clinical trials that we have initiated or plan to initiate, and continue as a going concern;
•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;
•	our ability to attract and retain other collaborators with development, regulatory and commercialization expertise to pursue the other initiatives in our development pipeline;
•	our ability to successfully pursue the Kite collaboration;
•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a reverse merger or other strategic transaction;
•	the effect on our stock price and the potential dilution to the share ownership of our existing stockholders that may result in the future upon additional issuances of our equity securities, or from conversion of our outstanding convertible notes into equity of the company;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung dysfunction resulting in some patients may indicate that cytokine storm is caused by or results from something other than elevated GM-CSF levels;
•	increasing levels of market acceptance of CAR-T therapies and the development of a market for lenzilumab in these therapies;
•	our ability to successfully progress, partner or complete further development of our programs;
•	the potential timing and outcomes of development, preclinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005, any of our CAR-T projects and the uncertainties inherent in development, preclinical and clinical testing;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to identify and develop additional uses for our products;

•	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;
•	the outcome of pending or future litigation;
•	the ability of our controlling stockholder to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;
•	limitations and/or warnings in the label of an approved product candidate;
•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2019 Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, we changed our legal name to Humanigen, Inc. During February 2018, we completed the financial restructuring transactions announced in December 2017 and continued our transformation into a clinical-stage biopharmaceutical company by further developing our clinical stage immuno-oncology and immunology portfolio of monoclonal antibodies.

The recent coronavirus pandemic which is due to the SARS-CoV-2 virus and leads to the condition referred to as COVID-19, is characterized in the later and sometimes fatal stages by lung dysfunction which may be triggered by CRS, or cytokine storm. Recent publications point to GM-CSF being a key cytokine, with elevated levels especially in those patients who transition to the Intensive Care Unit (ICU). We are initiating a Phase III clinical trial with lenzilumab, our lead product candidate, in hospitalized patients suffering from severe pneumonia with COVID-19.

We are continuing to progress our efforts on the development of our lead product candidate, lenzilumab, through our collaboration with Kite to study the effect of lenzilumab on the safety of Yescarta including cytokine release syndrome (CRS), which is sometimes also referred to as cytokine storm, and neurotoxicity, with a secondary endpoint of increased efficacy. We believe this study, ZUMA-19, may be the basis for registration of lenzilumab given the similar trial design to Yescarta’s and Kymriah’s registration trials.

We are also exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage including the prevention and/or treatment of GvHD while preserving GvL benefits in patients undergoing allogeneic HSCT. In this context, GvHD is akin to CRS, or cytokine storm and we believe this to be driven by GM-CSF.

We believe that we have a dominant intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, GvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

As a leader in GM-CSF pathway science, we believe that we have the ability to transform prevention of CRS in SARS-CoV-2 infection and improve patient outcomes. The virus associated with the current COVID-19 pandemic, SARS-Cov-2, is one of a group of several betacoronaviruses, which includes the viruses responsible for Severe Acute Respiratory Syndrome (SARS-CoV) and Middle East Respiratory Syndrome (MERS-CoV). These viruses predominantly affect the lower lung and can cause fatal pneumonia. Other coronaviruses infect the upper respiratory tract and cause some cases of the common cold. The clinical course of COVID-19 can be mistaken for influenza infection – patients in both cases often suffer from aches and pains throughout the body, fever, cough and general malaise. COVID-19 is not typically associated with a productive cough – rather it tends to be a dry cough, although there are exceptions – and sneezing is less common. Patients have also reported loss of the ability to smell and/or taste. A nasal or throat swab can be used to test for SARS-CoV-2 infection, and blood tests can be run to check for viral titers. Travel to areas where COVID-19 appears to have a large number of cases and exposure to people who are known to have suffered from the condition or carriers of SARS-CoV-2 also increases the clinical suspicion of possible infection. Data generated during the SARS and MERS outbreaks point to cytokine storm as a phase of the illness which is characterized by an immune hyperactive phase, which then can progress to lung dysfunction and death. COVID-19 is becoming increasingly recognized as a multi-system condition which can seriously and sometimes fatally impact multiple organs and body systems.

Recent data from China and the subject of a pre-publication titled “Aberrant pathogenic GM-CSF+ T cells and inflammatory CD14+CD16+ monocytes in severe pulmonary syndrome patients of a new coronavirus”, supports the hypothesis that cytokine storm-induced immune mechanisms have contributed to patient mortality with the current pandemic strain of coronavirus.

The severe clinical features associated with some COVID-19 infections result from an inflammation-induced lung injury requiring Intensive Care Unit (ICU) care and invasive mechanical ventilation (“IMV”). This lung injury is a result of a cytokine storm resulting from a hyper-reactive immune response. The lung injury that leads to death is not directly related to the virus, but appears to be a result of a hyper-reactive immune response to the virus triggering a cytokine storm that can continue even after viral titers begin to fall.

Immunopathology of COVID-19, as well as reports from other coronavirus infections, shows most deaths associated with COVID-19 have been attributed to severe respiratory distress. This respiratory distress appears to be due to CRS. CRS-mediated hyper-immune reaction can cause permanent lung damage, which may occur rapidly even in patients who appear to be resolving infection by viral titers. GM-CSF has been implicated in the pathogenesis of inflammatory and autoimmune diseases, via a mechanism that controls diverse pathogenic capabilities of inflammatory myeloid cells. Specifically, GM-CSF has been shown to be a key upstream cytokine essential for the initiation of CRS, including CRS induced by chimeric antigen receptor-T (CAR-T) cell therapy, or in graft versus host disease (GvHD), where production of GM-CSF licenses myeloid cells to expand, producing downstream inflammatory cytokines. (Sterner 2019, Sentman et al., J. Immunology 2016, Tugues et al 2018).

GM-CSF acts directly on myeloid cells to cause expansion, activation, and to promote the production of other chemokines, including MCP-1, MIP-1a, and IP-10, and cytokines, including TNFa, IL-6 and IL-1. Once initiated, the inflammatory cascade can quickly evolve into a self-perpetuating “storm” as the production of chemokines increases expansion and trafficking of myeloid cells, leading to abnormally high levels of inflammatory cytokines, endothelial activation, vascular permeability, disseminated intravascular coagulation, and neurologic inflammation. The neutralization of GM-CSF has been shown to decrease levels of IL-6, MCP-1, MIP1a, IP-10, VEGF, TNFα and other factors and reduce levels of inflammatory myeloid cells, demonstrating GM-CSF is a critical upstream regulator of many inflammatory cytokines known to be important in the pathophysiology of CRS (Sterner RM et al. Blood 2019. 133(7): 697–709).

In COVID-19, high levels of GM-CSF-secreting T cells and inflammatory myeloid cells have been shown to significantly correlate with disease severity and ICU admission, suggesting the inflammatory cascade leading to CRS is similarly induced by pathogenic GM-CSF production and inflammatory myeloid cells recruitment (Zhou Y, et al. ).

As reported in clinical trials of CAR-T, where significant increases in CD14+ myeloid cells with severe CRS vs. mild-to-moderate CRS was shown, in the setting of COVID-19, levels of CD14+ myeloid cells were significantly elevated in the peripheral blood of COVID-19 patients with severe respiratory distress requiring ICU admission. Levels of CD14+ myeloid subpopulations were virtually undetectable in healthy controls. These CD14+ myeloid cells from COVID-19 patients with severe respiratory distress in the ICU also showed capability to secrete GM-CSF, and IL-6, which may allow for cytokine storm amplification. Single cell RNA sequencing of bronchoalveolar lavage samples from COVID-19 patients with severe ARDS demonstrates an overwhelming infiltration of newly arrived inflammatory myeloid cells compared to mild COVID-19 disease and healthy controls (Liao et al., Pre-print) consistent with a hyper-inflammatory CRS-mediated pathology.

Thus, in COVID-19 patients, GM-CSF potentially links the severe pulmonary syndrome-initiating capacity of GM-CSF secreting T cells and the inflammatory CD14+ myeloid cells with high expression of IL-6 and their progeny. These activated immune cells may enter the pulmonary circulation in huge numbers causing a CRS-mediated hyper-immune reaction progressing rapidly to respiratory failure. The fact that COVID-19 patients > 65 years of age tend to exhibit worse outcomes compared to children or adolescents with COVID-19 further indicates that mature excessive immune response towards SARS-CoV-2 infection may play a key role in inducing severe respiratory failure (Zhou Y, et al.).

As an early intervention strategy to prevent progression of COVID-19 patients to respiratory failure, lenzilumab use is being targeted to subjects who have existing clinical and/or biochemical risk factors.

We have commenced a Phase III potential registration study in hospitalized patients suffering from COVID-19 and believe that to reduce or eradicate IMV and prevent deaths from COVID-19, and potentially alleviate the enormous pressure on hospital resources, including ICU, an intervention may be needed to prevent, or better manage, cytokine storm. As disclosed in more detail below, we expect to incur increased research and development and general and administrative expenses as we pursue our COVID-19 development program. Our ability to pursue this program and our CAR-T program as currently contemplated is dependent on our ability to raise additional capital.

We have generated compassionate use data with lenzilumab in patients hospitalized with severe pneumonia associated with COVID-19 and are working with stakeholders to share these data.

Lenzilumab has been shown to prevent cytokine storm in animal models and this work has been published in peer reviewed journals. We have commenced enrollment in a clinical study to determine lenzilumab’s effect on cytokine storm associated with the hyper-active immune response associated with CAR-T therapy in collaboration with Kite Pharma.

We believe these new data suggest that GM-CSF may be a critical triggering cytokine in the increased mortality in the current coronavirus pandemic. The program in COVID-19 to prevent cytokine storm is complementary to the programs in CAR-T and GvHD, which are also focused on preventing or reducing cytokine storm in those disease states.

As a leader in GM-CSF pathway science, we believe that we have the ability to transform CAR-T therapy and a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities (referred to as the efficacy/toxicity linkage).

We believe that our GM-CSF neutralization and gene-editing CAR-T platform technologies have the potential to reduce the inflammatory cascade associated with serious and potentially life-threatening CAR-T therapy-related side-effects while preserving and potentially improving the efficacy of the CAR-T therapy itself, thereby breaking the efficacy/toxicity linkage. Clinical correlative analysis and preclinical in vivo evidence points to GM-CSF as the key initiator of the inflammatory cascade resulting in CAR-T therapy’s side-effects, including CRS and neurotoxicity (“NT”). GM-CSF has also been linked to the suppressive myeloid cell axis through recruitment of myeloid derived suppressor cells (“MDSCs”) that reduce CAR-T cell expansion and hamper CAR-T cell efficacy. Our strategy is to continue to pioneer the use of GM-CSF neutralization and GM-CSF gene knockout technologies to improve efficacy and prevent or significantly reduce the serious side-effects associated with CAR-T therapy.

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

In addition to COVID-19, CAR-T therapy, we are committed to advancing our diverse platform for GM-CSF axis suppression for a broad range of other T-cell engaging therapies, including both autologous and allogeneic next generation CAR-T therapies, bi-specific antibody therapies, as well as other cell-based immunotherapies in development, including allogeneic HSCT, with our current and future partners.

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

We have incurred significant losses and had an accumulated deficit of $287.4 million as of March 31, 2020. We expect to continue to incur net losses for the foreseeable future as we develop our drug candidates, expand clinical trials for our drug candidates currently in clinical development, expand our development activities and seek regulatory approvals. Significant capital is required to continue to develop and to launch a product and many expenses are incurred before revenue is received, if any. We are unable to predict the extent of any future losses or when we will receive revenue or become profitable, if at all.

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

The condensed consolidated financial statements for the three months ended March 31, 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We ceased to be considered as an EGC as of December 31, 2018. Accordingly, we are required to adopt new accounting standards on the same timeline as other smaller reporting companies.

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2019 Form 10-K, filed with the SEC on March 16, 2020.

Results of Operations

General

We have not generated net income from operations for any periods presented. At March 31, 2020, we had an accumulated deficit of $287.4 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
External Costs
Lenzilumab	$483	$211
Ifabotuzumab	25	25
Internal costs	151	123
Total research and development	$659	$359

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2019	2018	Amount	%
Operating expenses:
Research and development	$659	$359	$300	84
General and administrative	1,398	1,879	(481)	(26)
Loss from operations	(2,057)	(2,238)	(181)	(8)
Interest expense	(410)	(302)	108	36
Other income	-	(1)	(1)	100
Net loss	$(2,467)	$(2,541)	$(74)	(3)

Research and development expenses increased $0.3 million from $0.4 million for the three months ended March 31, 2019 to $0.7 million for the three months ended March 31, 2020. The increase is primarily due to increased CMC costs related to preparation of lenzilumab for the clinical trial in CAR-T and COVID-19. Subject to the availability of additional capital, we expect our development costs to increase significantly in the remaining nine months of 2020 as a result of the enrollment of patients in the respective clinical trials.

General and administrative expenses decreased $0.5 million from $1.9 million for the three months ended March 31, 2019 to $1.4 million for the three months ended March 31, 2020. The decrease is primarily due to lower compensation expense, including stock-based compensation costs related to lower headcount in the three months ended March 31, 2020. Subject to the availability of additional capital, we expect our general and administrative costs to increase in the remaining nine months of 2020 related to anticipated new hires in the finance and business development areas as we scale our operations in connection with the ongoing clinical trials of lenzilumab in CAR-T and COVID-19.

Interest expense increased $0.1 million from $0.3 million recognized for the three months ended March 31, 2019 to $0.4 million for the three months ended March 31, 2020. The increase is primarily due to the addition of the 2019 Bridge Notes in June and November of 2019 and the 2019 Convertible Notes in April 2019.

Other income (expense) was essentially unchanged for the 3 months ended March 31, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At March 31, 2020, we had cash and cash equivalents of $0.1 million. As of May 14, 2020, we had cash and cash equivalents of approximately $313 thousand.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(607)	$(684)
Financing activities	$532	$50
Net increase (decrease) in cash and cash equivalents	$(75)	$(634)

Net cash used in operating activities was $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Cash used in operating activities of $0.6 million for the three months ended March 31, 2020 primarily related to our net loss of $2.4 million, adjusted for non-cash items, such as $0.3 million in stock-based compensation, $0.4 million in noncash interest expense, and net increases in other working capital items of $1.1 million.

 Cash used in operating activities of $0.7 million for the three months ended March 31, 2019 primarily related to our net loss of $2.5 million, adjusted for non-cash items, such as $0.7 million in stock-based compensation, $0.3 million in noncash interest expense, and net increases in other working capital items of $0.8 million.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2020 and consists primarily of $0.4 million received from the issuance of the 2020 Convertible Notes and $0.1 million received from the issuance of common stock under the Purchase Agreement with LPC.

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

We will require substantial additional capital to continue as a going concern and to support our business efforts, including obtaining regulatory approvals for our product candidates, clinical trials and other studies, and, if approved, the commercialization of our product candidates. The amount of capital we will require and the timing of our need for additional capital will depend on many factors, including:

•	the progress and timing of the Phase III COVID-19 study we are advancing and related costs we will be required to incur;

•	the progress and timing of the Study we are pursuing with Kite, and related costs we are required to incur;

•	the type, number, timing, progress, costs, and results of the other product candidate development programs that we are pursuing or may choose to pursue in the future;

•	the scope, progress, expansion, costs, and results of our other pre-clinical and clinical trials;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;

•	our ability to preserve our stock quotation on the OTCQB Venture Market or, in the future, to list our common stock on a national securities exchange, whether through a new listing or by completing a strategic transaction;

•	our ability to establish and maintain development partnering arrangements and any associated funding;

•	the emergence of competing products or technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion and costs of manufacturing our product candidates; and

•	the costs associated with being a public company.

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

Our cash position as of June 30, 2019 was insufficient for us to satisfy in full at maturity on June 30, 2019 all of the outstanding principal amount and accrued but unpaid interest on unsecured promissory notes we made to certain of our vendors upon our emergence from bankruptcy. We paid approximately $0.5 million to extinguish certain of these notes in July and August 2019. As of March 31, 2020, the aggregate principal amount and accrued but unpaid interest on these notes approximates $1.1 million. The outstanding principal amount and accrued but unpaid interest on these notes is currently payable to the respective holders without demand, notice or declaration, and the holders, without demand or notice of any kind, may exercise any and all other rights and remedies available to them under the notes, the Plan, at law or in equity. We do not have sufficient funds to repay the principal and accrued but unpaid notes.

Our common stock currently trades on the OTCQB Venture Market under the ticker symbol “HGEN”. Although our common stock is listed for quotation on the OTCQB Venture Market, trading in our shares has been limited and an active market for our common stock may never develop or be sustained in the future, which could harm our ability to raise capital to continue to fund operations.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation our Chief Executive Officer, who is also acting as our Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of March 31, 2020 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). On June 28, 2019, J. Greg Jester, our then Chief Financial Officer, died unexpectedly. Dr. Cameron Durrant, our Chief Executive Officer, is acting, on an interim basis, as the Company’s principal financial and accounting officer. Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer has concluded that, as of March 31, 2020, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at March 31, 2020, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel.

During the remainder of 2020, we intend to work to remediate the material weaknesses identified above, which could include the addition of accounting and financial reporting personnel and/or the engagement of accounting and personnel consultants on a limited-time basis until we add a sufficient number of personnel. However, our current financial position could make it difficult for us to add the necessary resources.

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2020.

Item 1A.	Risk Factors.

If our competitors develop and receive FDA approval for treatments or vaccines for COVID-19, our commercial opportunity will be reduced or eliminated.

There are numerous companies working on therapies to treat COVID-19 and/or vaccines to prevent COVID-19. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. There can be no assurance that we will receive FDA approval for lenzilumab as a therapy for patients suffering respiratory distress due to COVID-19, or that we would be the first to successfully develop a therapy for this indication. If we are not the first therapy approved, or if other competing therapies are approved after lenzilumab, and/or a preventative vaccine is approved, such approval could have a material adverse impact on our ability to commercialize lenzilumab as a therapy for COVID-19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2020, we sold the following securities that were not registered under the Securities Act:

•	As previously reported, we issued 200,000 shares of our common stock to LPC under the Purchase Agreement for proceeds of $0.1 million.
•	On January 13, 2020 we issued 10,000 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.
•	On February 13, 2020 we issued 11,842 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.
•	On March 13, 2020 we issued 7,500 shares of common stock to Ness Capital and Consulting, LLC in exchange for capital markets consulting services delivered by the Consultant to us pursuant to a consulting services agreement entered into on September 13, 2019.
•	As previously reported, on March 13, 2020 and March 19, 2020, we delivered two convertible redeemable promissory note evidencing loans with an aggregate principal amount of $518,333 made to the Company by accredited investors. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the 2020 Notes.

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

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.4	Second Amended and Restated Bylaws of the Registrant.
10.1	Form of Amendment Number 3, dated March 20, 2020, to the Secured Bridge Note, dated June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35798) filed on March 23, 2020).
10.2	Form of Amendment Number 2, dated March 20, 2020, to the Secured Bridge Note, dated November 12, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35798) filed on March 23, 2020).
10.3*	Form of March 2020 Convertible Redeemable Promissory Notes dated March 13, 2020 and March 19, 2020
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herwith
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: May 15, 2020	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Cameron Durrant
Cameron Durrant
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

