Form 10-Q
period 2020-09-30
HUMANIGEN, INC
filed 2020-11-10
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(Zip Code)

Registrant’s telephone number, including area code: (650) 243-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on with registered
Common Stock	HGEN	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of November 9, 2020, there were 51,616,508 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$91,431	$143
Prepaid expenses and other current assets	618	309
Total current assets	92,049	452

Intangible assets	20	-
Restricted cash	70	71
Total assets	$92,139	$523

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,743	$5,046
Accrued expenses	6,126	3,308
Bridge Notes	-	2,113
Convertible notes - current	-	2,033
Notes payable to vendors	-	1,094
Total current liabilities	14,869	13,594
Convertible notes - non current	-	1,247
Total liabilities	14,869	14,841

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 225,000,000 shares authorized at
September 30, 2020 and December 31, 2019; 51,616,508 and 22,806,890 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	52	22
Additional paid-in capital	419,353	270,555
Accumulated deficit	(342,135)	(284,895)
Total stockholders’ equity (deficit)	77,270	(14,318)
Total liabilities and stockholders’ equity (deficit)	$92,139	$523

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$22,416	$549	$44,218	$2,142
Selling, general and administrative	8,331	1,497	11,685	5,122
Total operating expenses	30,747	2,046	55,903	7,264

Loss from operations	(30,747)	(2,046)	(55,903)	(7,264)

Other expense:
Interest expense	(3)	(343)	(1,336)	(1,003)
Other expense, net	(1)	-	(1)	(1)
Net loss	$(30,751)	$(2,389)	$(57,240)	$(8,268)

Basic and diluted net loss per common share	$(0.71)	$(0.11)	$(1.79)	$(0.37)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	43,490,071	22,553,322	32,041,790	22,260,783

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(57,240)	$(8,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,634	1,877
Issuance of common stock for payment of compensation	78	120
Issuance of common stock in exchange for services	212	71
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(309)	119
Accounts payable	3,697	1,076
Accrued expenses	5,770	1,553
Net cash used in operating activities	(46,158)	(3,452)

Investing activities:
Purchase of intangible assets	(20)	-
Net cash used in investing activities	(20)	-

Financing activities:
Net proceeds from issuance of common stock	139,760	-
Proceeds from exercise of stock options	572	325
Proceeds from exercise of warrants	10	-
Net proceeds from issuance of convertible notes	467	1,275
Net proceeds from issuance of PPP loan	83	-
Net proceeds from issuance of bridge notes	350	1,700
Payments on PPP loan	(83)	-
Payments on bridge notes	(2,400)	-
Payments on convertible notes	(518)	-
Payments on notes payable to vendors	(776)	(505)
Net cash provided by financing activities	137,465	2,795

Net increase (decrease) in cash, cash equivalents and restricted cash	91,287	(657)
Cash, cash equivalents and restricted cash, beginning of period	214	885
Cash, cash equivalents and restricted cash, end of period	$91,501	$228

Supplemental cash flow disclosure:
Cash paid for interest	$671	$8
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and related accrued interest and fees to common stock	$4,316	$981
Beneficial conversion feature of convertible notes	$-	$143
Issuance of stock options in lieu of cash compensation	$180	$195
Issuance of warrants for services	$2,066	$-

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2020
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2020	22,806,890	$22	$270,555	$(284,895)	$(14,318)
Issuance of common stock, net of expenses	16,545,744	17	67,052	-	67,069
Issuance of common stock for conversion of debt	2,397,916	3	4,313	-	4,316
Issuance of common stock in exchange for services	21,331	-	70	-	70
Issuance of stock options for payment of compensation	-	-	165	-	165
Issuance of common stock for payment of compensation	14,514	-	48	-	48
Issuance of warrant for services	-	-	118	-	118
Issuance of common stock upon option exercise	188,521	-	-	-	-
Stock-based compensation expense	-	-	622	-	622
Net loss	-	-	-	(26,489)	(26,489)
Balances at June 30, 2020	41,974,916	42	342,943	(311,384)	31,601
Issuance of common stock upon option exercise	202,147	-	572	-	572
Issance of common stock upon warrant exercise	222,909	-	10	-	10
Issuance of common stock, net of expenses	9,200,000	10	72,681	-	72,691
Issuance of common stock in exchange for services	13,733	-	142	-	142
Issuance of common stock for payment of compensation	2,803	-	30	-	30
Issuance of stock options for payment of compensation	-	-	15	-	15
Issuance of warrant for services	-	-	1,948	-	1,948
Stock-based compensation expense	-	-	1,012	-	1,012
Net loss	-	-	-	(30,751)	(30,751)
Balances at September 30, 2020	51,616,508	$52	$419,353	$(342,135)	$77,270

	Three and Nine Months Ended September 30, 2019
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2019	21,979,505	$22	$266,469	$(274,601)	$(8,110)
Issuance of common stock for payment of compensation	18,672	-	90	-	90
Issuance of stock options for payment of compensation	-	-	195	-	195
Issuance of common stock in exchange for services	16,486	-	68	-	68
Issuance of common stock upon option exercise	97,725	-	325	-	325
Convertible note beneficial conversion feature	-	-	143	-	143
Conversion of advance notes	435,924	-	981	-	981
Stock-based compensation expense	-	-	1,426	-	1,426
Net loss	-	-	-	(5,879)	(5,879)
Balances at June 30, 2019	22,548,312	22	269,697	(280,480)	(10,761)
Issuance of common stock for payment of compensation	7,059	-	30	-	30
Issuance of common stock in exchange for services	706	-	3	-	3
Stock-based compensation expense	-	-	451	-	451
Net loss	-	-	-	(2,389)	(2,389)
Balances at September 30, 2019	22,556,077	$22	$270,181	$(282,869)	$(12,666)

See accompanying notes.

Humanigen, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of the Business

The Company was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, the Company changed its legal name to Humanigen, Inc. During February 2018, the Company completed the restructuring transactions announced in December 2017 and continued its transformation into a clinical-stage biopharmaceutical company by further developing its clinical stage portfolio of immuno-oncology and immunology monoclonal antibodies.

The Company is focusing its efforts on the development of its lead product candidate, lenzilumab™, its proprietary Humaneered® (“Humaneered”) anti-human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) monoclonal antibody. Lenzilumab is a monoclonal antibody that has been demonstrated in animal models to neutralize GM-CSF, a cytokine that the Company believes is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“GvHD”) associated with bone marrow transplants. GM-CSF neutralization with lenzilumab has been shown to reduce downstream inflammatory cytokines, prevent CRS and reduce its associated neurologic toxicities in-vivo in validated preclinical human xenograft models (Blood. 2019 Feb 14;133(7):697-709).

Lenzilumab is currently in a phase 3, multicenter, double-blind, placebo-controlled registrational trial for hospitalized, hypoxic patients with COVID-19 pneumonia. Based on discussions with the U.S. Food and Drug Administration (“FDA”), including a recent Type B meeting, the Company believes that the phase 3 trial could lead to a potential filing of an Emergency Use Authorization (“EUA”) application if data warrant such a filing. If the EUA were filed and granted, the Company could begin commercialization. The Company also intends to file a Biologics License Application (“BLA”) in 2021. Based on the discussion with FDA, the Company understands that a BLA will require the Company to generate and present more clinical data than would be required to support an EUA.

The Company recently announced that lenzilumab will be included in the ACTIV-5 “Big Effect Trial” (ACTIV-5/BET). This study is sponsored by the National Institutes of Health (“NIH”). ACTIV-5/BET is designed to determine whether certain approved therapies or investigational drugs in late-stage clinical development show promise against COVID-19 and, therefore, merit advancement into larger clinical trials. ACTIV-5/BET, which is expected to enroll at as many as 40 US sites, will evaluate lenzilumab with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients, with approximately 100 patients expected to be assigned to each study arm. The Company is providing lenzilumab for the study, which is fully funded by NIH.

Lenzilumab is also being studied in a multicenter phase 1b/2 potential registrational trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to reduce CRS and neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). This trial is being conducted in partnership with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”), which markets Yescarta. The Company is also in the final planning stages for a Phase 2/3 trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high risk for acute GvHD. The trial is expected to be conducted by the IMPACT Partnership, a collection of 23 stem cell transplant centers located in the United Kingdom.

The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. The Company has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to produce them. Lenzilumab and the Company’s other two product candidates, ifabotuzumab and HGEN005, are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target but low immunogenicity. The Company believes its Humaneered antibodies offer additional advantages, such as lower likelihood to induce an inappropriate immune response or infusion related reaction, high potency, and a slow off-rate.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the business.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  However, the Company has incurred net losses since its inception and has negative operating cash flows. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as described in the Company’s historical Condensed Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Following completion of its underwritten public offering in September 2020, as of September 30, 2020, the Company had cash and cash equivalents of $91.5 million (see Note 6). Accordingly, the Company re-evaluated its potential going concern disclosure requirements in accordance with ASC 205-40-50 as of September 30, 2020. Upon completion of this evaluation, the Company has concluded that its existing cash and cash equivalents have alleviated that prior substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash and cash equivalents will be sufficient to fund its planned operations and capital expenditure requirements for at least 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, the Company could deplete its available capital resources sooner than it currently expects, and a delay in obtaining or failure to obtain an EUA could further constrain its cash resources. The Company has based these estimates on assumptions that may prove to be wrong, and its operating projections, including its projected net revenue following the potential receipt of an EUA for lenzilumab in COVID-19 patients, may change as a result of many factors currently unknown to it. If the Company is unable to raise additional capital when needed or on acceptable terms, it would be forced to delay, reduce or eliminate its research and development programs and commercialization efforts. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties.

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

Effective 4:30 p.m. Eastern Time on September 11, 2020 (the “Effective Time”), the Company amended its charter to effect a reverse stock split at a ratio of 1-for-5 (the “Split Ratio”). No fractional shares were issued in connection with the reverse stock split. Stockholders of record otherwise entitled to receive fractional shares of common stock received cash (without interest or deduction) in lieu of such fractional share interests.

The reverse stock split reduced the total number of shares of the Company’s common stock outstanding as of the Effective Time from approximately 210.9 million shares to approximately 42.2 million shares. The par value per share and other terms of the Company’s common stock were not affected by the reverse stock split, and the number of authorized shares of the Company’s common stock remains at 225,000,000.

The reverse stock split resulted in a proportionate adjustment in the number of shares reserved for issuance under the Humanigen, Inc. 2020 Omnibus Incentive Compensation Plan (the “2020 Equity Plan”), such that a total of 7,000,000 shares of the Company’s common stock were reserved for issuance under the 2020 Equity Plan following the Effective Time. In addition, proportionate adjustments were made to the number of shares covered by, and the exercise price applicable to, each outstanding stock option award under the Humanigen, Inc. 2012 Equity Incentive Plan (the “2012 Equity Plan”) and outstanding warrants issued by the Company, in each case to give effect to the Split Ratio and the reverse stock split.

The reverse stock split was accounted for retroactively and is reflected in our common stock, stock option and warrant activity as of and during the year ended December 31, 2019 and the periods ended September 30, 2020 and 2019. Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies since those previously disclosed in the 2019 Form 10-K.

3. Potentially Dilutive Securities

The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per common share as the effect of including those securities would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in each period presented.

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2020	2019
Options to purchase common stock	3,528,642	3,027,875
Warrants to purchase common stock	76,238	66,239
	3,604,880	3,094,114

4. Debt

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Company’s Plan of Reorganization (the “Plan”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”) which became effective June 30, 2016, at which time the Company emerged from its Chapter 11 bankruptcy proceedings. The notes were unsecured, accrued interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, the Company used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. After giving effect to these payments, the aggregate principal amount and accrued but unpaid interest on these notes approximated $1.1 million as of December 31, 2019 and the Company had accrued $0.3 million in interest expense. In June and July 2020, the Company used the proceeds from the Private Placement (as defined below) to repay the remaining outstanding principal including accrued and unpaid interest on these notes and the notes were extinguished. As of September 30, 2020, all the notes have been repaid.

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

In accordance with their terms, on May 30, 2019, in connection with the Company’s announcement of the Collaboration Agreement with Kite, the lenders converted the amounts due under the Advance Notes into the Company’s common stock at the conversion price of $2.25 per share. The Company issued a total of 435,924 shares of common stock in connection with the conversion.

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

The 2018 Notes were convertible into equity securities of the Company in three different scenarios, including if the Company sold its equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that resulted in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”). In connection with a Non-Qualified Financing, the noteholders were able to convert their remaining 2018 Notes into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $2.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

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

As of December 31, 2019, the Company had accrued $0.2 million in interest related to these promissory notes. Interest expense recorded during the three and nine months ended September 30, 2020 was approximately $0 and $817 thousand, respectively.

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

The 2019 Notes were convertible into equity securities of the Company in four different scenarios, including if the Company sold its equity securities on or before the date of repayment of the 2019 Notes in any financing transaction that resulted in gross proceeds to the Company of less than $10 million (a “Non-Qualified Financing”). In connection with a Non-Qualified Financing, the noteholders were able to convert their remaining 2019 Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $6.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

The Company’s sales of shares pursuant to the ELOC Purchase Agreement with LPC constituted a Non-Qualified Financing. Commencing on April 2, 2020, holders of the Convertible Notes, including Cheval, an affiliate of BHC, the Company’s controlling stockholder at the time, notified the Company of their exercise of their conversion rights under the Convertible Notes. Pursuant to the exemption from registration afforded by Section 3(a)(9) under the Securities Act, the Company issued an aggregate of 2,397,915 shares of its common stock upon the conversion of $4.3 million in aggregate principal and interest on the Convertible Notes that were converted, which obligations were retired. Of these, the Company issued 316,666 shares to Cheval. Dr. Dale Chappell, who was serving as the Company’s ex-officio chief scientific officer at the time and currently serves as its Chief Scientific Officer, controls BHC and reports beneficial ownership of all shares held by it and its affiliates, including Cheval. After giving effect to the shares issued upon such conversions, no convertible notes issued in 2018 or 2019 were outstanding as of September 30, 2020.

As of December 31, 2019, the Company had accrued $0.1 million in interest related to the 2019 Notes. Interest expense related to the 2019 Notes, recorded during the three and nine months ended September 30, 2020, was approximately $0 and $219 thousand, respectively.

The Advance Notes, the 2018 Notes and the 2019 Notes had an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $2.25 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $6.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.8 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which is accreted to interest expense over the term of the Advance Notes and Notes. Interest expense includes debt discount amortization of $0 and $785 thousand for the three and nine months ended September 30, 2020, respectively.

The Company evaluated the embedded features within the Advance Notes, the 2018 Notes and the 2019 Notes to determine if the embedded features are required to be bifurcated and recognized as derivative instruments. The Company determined that the Advance Notes, the 2018 Notes and the 2019 Notes contain contingent beneficial conversion features (“CBCF”) that allow or require the holder to convert the Advance Notes, the 2018 Notes and the 2019 Notes, as applicable, to Company common stock at a conversion rate of $2.25 per share for the Advance Notes and the 2018 Notes and $6.25 for the 2019 Notes, but did not contain embedded features requiring bifurcation and recognition as derivative instruments. Upon the occurrence of a CBCF that results in conversion of the Advance Notes, the 2018 Notes or the 2019 Notes to Company common stock, the remaining unamortized discount will be charged to interest expense. Upon conversion of the Advance Notes on May 30, 2019, the remaining unamortized discount was charged to interest expense. Upon the conversion of the Convertible Notes in April 2020, the remaining related unamortized discount was charged to interest expense.

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

Interest expense related to the 2020 Notes, recorded during the three and nine months ended September 30, 2020, was approximately $0 and $165 thousand, respectively.

Interest expense includes the original issue discount amortization of approximately $0 and $52 thousand for the three and nine months ended September 30, 2020, respectively.

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

The November Bridge Notes ranked on par with the June Bridge Notes and possessed other terms and conditions substantially consistent with those notes. The November Bridge Notes accrued interest at a rate of 7.0% per annum and after giving effect to multiple extensions, were set to mature on December 31, 2020. The November Bridge Notes could become due and payable at such earlier time as the Company raised more than $3,000,000 in a bona fide financing transaction or upon a change in control. Accordingly, the November Bridge Notes were repaid in June 2020 with proceeds from the Private Placement.

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

The April Bridge Notes ranked on par with the June Bridge Notes and the November Bridge Notes and possessed other terms and conditions substantially consistent with them. The notes accrued interest at a rate of 7.0% per annum and were set to mature on December 31, 2020. The April Bridge Notes could become due and payable at such earlier time as the Company raised more than $10,000,000 in a bona fide financing transaction or upon a change in control. Accordingly, these April Bridge Notes were repaid in June 2020 with proceeds from the Private Placement, and these bridge notes were extinguished.

The Bridge Notes were secured by a lien on substantially all the Company’s assets, which liens have been released.

Interest expense related to the Bridge Notes, recorded during the three and nine months ended September 30, 2020, was approximately $0 and $66 thousand, respectively.

5. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2020, other than the retirement and conversion of certain debt described in Note 4 and the license agreements described in Note 7, there were no material changes to the Company’s contractual obligations from those set forth in the 2019 Form 10-K.

Guarantees and Indemnifications

The Company has certain agreements with service providers with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. As the Company has not incurred any indemnification losses to date, there were no accruals for, or expenses related to, indemnification issues for any period presented.

6. Stockholders’ Equity

Reverse Stock Split

Effective as of 4:30 p.m. Eastern Time on September 11, 2020 (the “Effective Time”), the Company amended its charter to effect a reverse stock split at a ratio of 1-for-5 (the “Split Ratio”). No fractional shares were issued in connection with the reverse stock split. Stockholders of record otherwise entitled to receive fractional shares of common stock received cash (without interest or deduction) in lieu of such fractional share interests.

The reverse stock split reduced the total number of shares of the Company’s common stock outstanding as of the Effective Time from approximately 210.9 million shares to approximately 42.2 million shares. The par value per share and other terms of the Company’s common stock were not affected by the reverse stock split, and the number of authorized shares of the Company’s common stock remains at 225,000,000.

The reverse stock split resulted in a proportionate adjustment in the number of shares reserved for issuance under the 2020 Equity Plan, such that a total of 7,000,000 shares of the Company’s common stock were reserved for issuance under the 2020 Equity Plan following the Effective Time. In addition, proportionate adjustments were made to the number of shares covered by, and the exercise price applicable to, each outstanding stock option award under the 2012 Equity Plan and outstanding warrants issued by the Company, in each case to give effect to the Split Ratio and the reverse stock split.

The reverse stock split was accounted for retroactively and is reflected in our common stock, stock option and warrant activity as of and during the period ended December 31, 2019 and the periods ended September 30, 2020 and 2019. Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

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

In connection with the signing of the ELOC Purchase Agreement on November 8, 2019, the Company issued 141,318 shares of its common stock to LPC. The issuance of the shares was recorded as debt issuance costs in Common stock and Additional paid-in capital with no net effect on Stockholders’ equity (deficit).

During the months of December 2019 and January 2020, the Company issued a total of 140,000 shares for aggregate proceeds of $0.3 million under the ELOC Purchase Agreement.

On June 2, 2020, following completion of the Private Placement described below, the Company notified LPC of its decision to terminate the ELOC Purchase Agreement. The termination of the ELOC Purchase Agreement became effective on June 3, 2020.

2020 Private Placement

On June 1, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) to complete a private placement of our common stock (the “Private Placement”). The closing of the Private Placement occurred on June 2, 2020 (the “Closing Date”). At the closing, the Company issued and sold 16,505,743 shares of its common stock (the “Shares”) at a purchase price of $4.35 per share, for aggregate gross proceeds of approximately $71.8 million. The Company used a portion of the proceeds to retire certain indebtedness, as further described in Note 4 - Debt. See Note 9 for information regarding two complaints filed against us in connection with the Private Placement.

On the Closing Date, the Company and the Investors also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement (the “Resale Registration Statement”) for the resale of the Shares with the Securities and Exchange Commission (the “SEC”).

Subject to certain limitations and an overall cap, the Company may be required to pay liquidated damages to the investors at a rate of 2% of the invested capital for each occurrence (and continuation for 30 consecutive days thereafter) of a breach by the Company of certain of its obligations under the Registration Rights Agreement.

The Purchase Agreement also required that the Company use its commercially reasonable efforts to achieve a listing of the Common Stock on a national securities exchange, subject to certain limitations set forth in the Purchase Agreement. On July 6, 2020, the Company applied to have its common stock approved for listing on the Nasdaq Capital Market. On September 18, 2020, the Company’s common stock commenced trading on the Nasdaq Capital Market under the symbol “HGEN.”

2020 Underwritten Public Offering

On September 17, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters, in connection with the public offering of 8,000,000 of the Company’s shares of common stock. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase an additional 1,200,000 shares of common stock, which option was exercised in full by the underwriters on September 18, 2020.

As a result of the pricing of the public offering, the Company’s common stock commenced trading on the Nasdaq Capital Market under the symbol “HGEN.”

The aggregate gross proceeds from the sale of the full 9,200,000 shares in the offering were approximately $78.2 million. The Company expects to use the proceeds from the offering to support its manufacturing, production and commercial preparation activities relating to lenzilumab as a potential therapy for COVID-19 patients and for working capital and other general corporate purposes.

2020 Equity Plan

On July 27, 2020, the Board unanimously approved, and recommended that the Company’s stockholders approve, the 2020 Equity Plan, to ensure that the Board and its compensation committee (the “Compensation Committee”) will be able to make the types of awards, and covering the number of shares, as necessary to meet the Company’s compensatory needs. On July 29, 2020, the 2020 Equity Plan was approved by the holders of approximately 63% of the Company’s outstanding shares of common stock on that date. The 2020 Equity Plan became effective on September 11, 2020 following the Effective Time of the reverse stock split.

Immediately following the Effective Time, a total of 7,000,000 shares of the Company’s common stock were reserved for issuance under the 2020 Equity Plan. The Board or Compensation Committee may grant the following types of awards under the 2020 Equity Plan: stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units, performance shares, performance units, cash-based awards and substitute awards. The 2020 Equity Plan will remain in effect until the tenth anniversary of its effective date, unless terminated earlier by the Board.

2012 Equity Plan

The 2020 Equity Plan replaced the 2012 Equity Plan, under which no further grants will be made. However, any outstanding awards under the 2012 Equity Plan will continue in accordance with the terms of the 2012 Equity Plan and any award agreement executed in connection with such outstanding awards. At the Effective Time of the reverse stock split, proportionate adjustments were made to the number of shares covered by, and the exercise price applicable to, each outstanding stock option award under the 2012 Equity Plan to give effect to the Split Ratio and the reverse stock split.

Under the 2012 Equity Plan, the Company could grant shares, stock units, stock appreciation rights, performance cash awards and/or options to employees, directors, consultants, and other service providers. For options, the per share exercise price could not be less than the fair market value of a Company common share on the date of grant. Awards generally vest and become exercisable over three to four years and expire 10 years from the date of grant. Options generally become exercisable as they vest following the date of grant.

A summary of stock option activity for the nine months ended September 30, 2020 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	3,176,336	$4.73
Granted	781,657	6.59
Exercised	(429,330)	(3.55)
Cancelled (expired)	(21)	(58.40)
Outstanding at September 30, 2020	3,528,642	$5.30

The weighted average fair value of options granted during the nine months ended September 30, 2020 was $5.13 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
Exercise price	$1.90 - $10.64
Market value	$1.90 - $10.64
Expected term	5 - 6 years
Expected volatility	94.6% - 103.7%
Risk-free interest rate	0.28% - 1.57%
Expected dividend yield	- %

Stock-Based Compensation

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$909	$419	$1,415	$1,813
Research and development	103	$32	219	64
Total stock-based compensation	$1,012	$451	$1,634	$1,877

At September 30, 2020, the Company had $3.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.4 years.

7. License and Collaboration Agreements

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

Pursuant to the Kite Agreement, the Company shall supply lenzilumab to the collaboration for use in the study and will contribute up to approximately $8.0 million towards the out-of-pocket costs of the study, depending on the number of patients enrolled into the study. During the month of September 2020, the Company paid $2.0 million to Kite towards its contribution for the study, which payment was recorded as Research and development expense in the three months ended September 30, 2020.

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

Pursuant to the Mayo Agreement, the Company agreed to pay $200,000 to Mayo within six months of the effective date, or upon completion of a qualified financing, whichever is earlier. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The initial payment was recorded as Research and development expense in June 2019. The Company paid the initial payment in June 2020 subsequent to the closing of the Private Placement.

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

Pursuant to the Zurich Agreement, the Company paid $100,000 to UZH in July 2019. The Zurich Agreement also requires the payment of annual maintenance fees and milestones and royalties upon the achievement of certain regulatory and commercialization milestones. The license payment of $100,000 was recorded as Research and development expense in July 2019.

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the United States Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the Clinical Trial Agreement, lenzilumab will be an agent to be evaluated in NIAID-sponsored Accelerating COVID-19 Therapeutic Interventions and Vaccines (ACTIV)-5 and Big Effect Trial (“BET”), referred to as ACTIV-5/BET, in hospitalized patients with COVID-19.

The NIH created the Accelerating COVID-19 Therapeutic Interventions and Vaccines (ACTIV) public-private partnership and selected lenzilumab to be evaluated in its ACTIV-5/BET, which will compare lenzilumab with Gilead’s investigational antiviral, remdesivir, versus placebo plus remdesivir in hospitalized COVID-19 patients. The trial is expected to enroll 100 patients in each arm of the study with an interim analysis for efficacy after 50 patients have been enrolled in each arm.

Pursuant to the Clinical Trial Agreement, NIAID will serve as sponsor and will be responsible for funding, supervising and overseeing ACTIV-5/BET. The Company will be responsible for providing lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab. The Clinical Trial Agreement imposes additional obligations on the Company that are reasonable and customary for clinical trial agreements of this nature, including in respect of compliance with data privacy laws and potential indemnification obligations.

8. Savant Arrangements

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

On the effective date, the Company issued to Savant a five-year warrant (the “Warrant”) to purchase 40,000 shares of the Company’s Common Stock, at an exercise price of $11.25 per share, subject to adjustment. As of June 30, 2020, the Warrant was exercisable for 20,000 shares at an exercise price of $11.25 per share. On July 20, 2020, the Company issued to Savant a total of 10,909 shares of its common stock pursuant to a “net exercise” of the Warrant by Savant. The Warrant is not expected to vest or become exercisable for any additional shares of the Company’s common stock.

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

In July 2017, the Company commenced litigation against Savant alleging that Savant breached the MDC Agreement and seeking a declaratory judgement. Savant has asserted counterclaims for breaches of contract under the MDC Agreement and the Security Agreement. The dispute primarily concerns the Company’s right under the MDC Agreement to offset certain costs incurred by the Company in excess of the agreed upon budget against payments due Savant. See Note 9, below, for more information regarding the Savant litigation. The aggregate cost overages as of June 30, 2017 that the Company asserts are Savant’s responsibility total approximately $3.4 million, net of a $0.5 million deductible. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017, Savant owed the Company approximately $1.4 million. As of June 30, 2019, the cost overages totaled $4.1 million such that Savant owed the Company approximately $2.1 million in cost overages. Such cost overages have been charged to Research and development expense as incurred. Recovery of such cost overages, if any, will be recorded as a reduction of Research and development expense in the period received.

The $2.0 million in milestone payments due Savant are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

9. Litigation

Savant Litigation

On July 10, 2017, the Company filed a complaint against Savant in the Superior Court for the State of Delaware, New Castle County (the “Delaware Court”). KaloBios Pharmaceuticals, Inc. v. Savant Neglected Diseases, LLC, No. N17C-07-068 PRW-CCLD. The Company asserted breach of contract and declaratory judgment claims against Savant arising under the MDC Agreement. See Note 8 - “Savant Arrangements” for more information about the MDC Agreement. The Company alleges that Savant has breached its MDC Agreement obligations to pay cost overages that exceed a budgetary threshold as well as other related MDC Agreement representations and obligations. In the litigation, the Company has alleged that as of June 30, 2017, Savant was responsible for aggregate cost overages of approximately $3.4 million, net of a $0.5 million deductible under the MDC. The Company asserts that it is entitled to offset $2.0 million in milestone payments due Savant against the cost overages, such that as of June 30, 2017 Savant owed the Company approximately $1.4 million.

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

On February 13, 2018 Savant made a letter request to the Delaware Court to dissolve the TRO and Stipulated Order. Also, on February 13, 2018, the Company filed its Answer and Affirmative defenses to Savant’s Counterclaims. On February 15, 2018 the Company filed a letter opposition to Savant’s request to dissolve the TRO and Stipulated Order and requesting a status conference. A hearing on Savant’s request to dissolve the TRO and Stipulated Order was held before the Delaware Court on March 19, 2018. The Delaware Court denied Savant’s request to dissolve the TRO and Stipulated order, which remain in effect.

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

On July 23, 2019, Savant moved for summary judgment on the issue of champerty.  The Company filed its response and cross-motion for summary judgment on August 27, 2019.  Savant filed its reply on September 10, 2019 and the Company filed its cross-reply on September 20, 2019.  The motion is fully briefed and was argued at a hearing on February 3, 2020.  The court has not yet ruled on the motion.

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

On June 30, 2020, Savant exercised 20,000 warrants in a cashless exercise resulting in 10,909 shares being issued to Savant.

On July 24, 2020, the parties submitted a joint status report in the Delaware actions. The parties also requested a status conference with the Court to discuss moving the trial from October 2020 to some later time.

On August 20, 2020, the Court held the requested status conference and ordered that a consolidated trial for the Superior Court Action and Chancery Action would be held in April 2021. The parties subsequently agreed to a five-day trial starting on April 12, 2021.

On October 7, 2020, Savant moved for leave to amend its complaint in the Chancery Action to add a claim for breach of contract related to its exercise of 20,000 warrants. Savant claims that the Company’s issuance of 10,909 shares was insufficient under the warrant.

Private Placement Litigation

On June 15, 2020, a complaint was filed against Humanigen and Dr. Durrant in the Commercial Division of the Supreme Court of the State of New York. The case caption is Alliance Texas Holdings, LLC et al. v. Humanigen, Inc. et al., Index No. 652490/2020 (“Alliance Texas Holdings Case”). The plaintiffs in the Alliance Texas Holdings Case comprise a group of 17 prospective investors introduced to Humanigen by Noble Capital Markets, Inc. (“Noble”), which had been engaged as a non-exclusive placement agent in connection with the Private Placement. The plaintiffs had indicated interest in purchasing shares of common stock in the Private Placement but, due to the strength of demand for shares from other prospective investors introduced to the company by J.P. Morgan Securities LLC, the lead placement agent for the Private Placement, the plaintiffs were not allocated any investment amount. The plaintiffs allege that the Company and Dr. Durrant breached a contractual obligation to deliver shares of common stock to the plaintiffs. The plaintiffs seek to recover for losses due to alleged fraudulent misstatements and the Company’s failure to deliver shares to them, and seek equitable relief in the form of specific performance. The Defendants filed a Motion to Dismiss the Complaint in the Alliance Texas Holdings Case on July 24, 2020. The Parties completed briefing on the Motion to Dismiss on September 4, 2020. The Motion to Dismiss is currently being considered by the court.

On June 19, 2020, Noble filed a separate complaint against Humanigen in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, also arising from the Private Placement. On July 13, 2020, the Defendants removed Noble’s complaint to United States District Court for the Southern District of Florida. The case caption is Noble Capital Markets, Inc. v. Humanigen, Inc., Case No. 9:20-CV-81131-WPD (the “Noble Case”). Noble’s complaint alleges that Humanigen breached the terms of its engagement letters with Noble by refusing to pay it the sales commissions it would have earned had its prospective investors received the entire allocation of shares sought in the Private Placement, as opposed to the $4 million of shares actually allocated to Noble and its clients. Noble is seeking payment in full of the commission, damages for Humanigen’s alleged tortious interference with Noble’s business relationship with the investors it introduced to Humanigen, but which were not allocated shares in the Private Placement, and attorneys’ fees. The Defendants filed a Motion to Dismiss Counts II-V of the Complaint in the Noble Case on July 20, 2020. The Parties completed briefing on the Motion to Dismiss on August 26, 2020. The Motion to Dismiss is currently being considered by the court.

The Company believes that the claims made in each complaint are without merit, and it is prepared to defend itself vigorously.

10. Subsequent Events

On October 5, 2020, the Company’s Compensation Committee determined that the Company had achieved or exceeded the original fiscal year 2020 performance criteria and objectives, previously established in connection with the Company’s 2020 annual incentive plan. As a result, the Board (with Dr. Cameron Durrant, the Company’s Chairman and Chief Executive Officer, abstaining) unanimously approved the acceleration of the payout of a portion of Dr. Durrant’s fiscal year 2020 bonus. Dr. Durrant will remain eligible to receive additional payouts under the 2020 annual incentive plan to the extent the Board determines that the Company has achieved certain additional and stretch goals for 2020.

Based on the Company’s achievement of certain pre-established fiscal year 2020 performance criteria and objectives, Dr. Durrant was awarded a fiscal year 2020 bonus of $1,512,000, with 50% of such bonus being paid in cash and 50% being awarded in stock options. The options were fully vested on the grant date.

On October 13, 2020 the Company announced that the National Institute of Allergy and Infectious Diseases (NIAID), part of NIH, launched its ACTIV-5 "Big Effect Trial" (ACTIV-5/BET), designed to determine whether certain approved therapies or investigational drugs in late-stage clinical development show promise against COVID-19 and, therefore, merit advancement into larger clinical trials. ACTIV-5/BET, which is expected to enroll at as many as 40 US sites, will evaluate lenzilumab with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients with approximately 100 patients expected to be assigned to each study arm. Humanigen is providing lenzilumab for the study, which is fully funded by NIH.

On October 29, 2020, the Company entered into an amended and restated employment agreement (the “New Agreement”) with Dr. Durrant. The New Agreement replaces Dr. Durrant’s previous employment agreement with the Company (the “Prior Agreement”).

Consistent with the terms of the Prior Agreement, the New Agreement provides that Dr. Durrant’s annual base salary will remain at $600,000 and he will remain eligible for an annual bonus targeted at 60% of his base salary, with Dr. Durrant’s base salary and target bonus subject to review by the Board in connection with its regular review of the Company’s executive compensation program. The New Agreement provides for a term ending December 31, 2021, with such term extending automatically for successive one year terms thereafter unless either Dr. Durrant or the Company gives six months prior notice of non-renewal.

Under the New Agreement, Dr. Durrant is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Dr. Durrant’s employment for any reason other than “Cause”, or if Dr. Durrant resigns for “Good Reason” (each as such term is defined in the New Agreement), Dr. Durrant will receive a lump sum payment equal to the sum of (i) his then-current annual salary and (ii) the amount of the annual bonus earned by Dr. Durrant for the year prior to the year of termination.

The New Agreement additionally provides that if Dr. Durrant resigns for Good Reason or the Company terminates his employment other than for Cause within the three month period prior to or the two year period following a change in control (as such term is defined in the New Agreement), the Company must pay or cause its successor to pay Dr. Durrant a lump sum cash payment equal to two times (a) his annual salary plus (b) the aggregate bonus received by Dr. Durrant for the year immediately preceding the change in control. In addition, upon such a resignation or termination, Dr. Durrant will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 18 months, and all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

On November 3, 2020, the Company entered into a License Agreement (the “License Agreement”) with KPM Tech Co., Ltd. (“KPM Tech”) and its affiliate, Telcon RF Pharmaceutical, Inc. (together with KPM Tech, the “Licensee”). Pursuant to the License Agreement, among other things, the Company granted the Licensee a license under certain patents and other intellectual property to develop and commercialize the Company’s lead product candidate, lenzilumab, for treatment of COVID-19 pneumonia, in South Korea and the Philippines, subject to certain reservations and limitations. The Licensee will be responsible for gaining regulatory approval for, and subsequent commercialization of, lenzilumab in those territories.

As consideration for the license, the Licensee has agreed to pay the Company (i) an up-front license fee of $6.0 million, payable promptly following the execution of the License Agreement, (ii) up to an aggregate of $14.0 million in two payments based on achievement by the Company of two specified milestones in the US, and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that the Company will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

On November 5, 2020, the Company and the Department of Defense (DoD) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (JPEO-CBRND or JPEO) entered into a Cooperative Research and Development Agreement (“CRADA”) in collaboration with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response (ASPR) at the U.S. Department of Health and Human Services (HHS), in support of Operation Warp Speed (“OWS”), to assist in the development of lenzilumab in advance of a potential Emergency Use Authorization (“EUA”) for COVID-19.

Pursuant to the CRADA, the Company will be provided access to a full-scale, integrated team of OWS manufacturing, and regulatory subject matter experts, leading decision makers and statistical support in anticipation of applying for EUA and subsequently a Biologics License Application (“BLA”), for lenzilumab as a potential treatment for COVID-19. The CRADA also provides that OWS regulatory experts will work with the Company on U.S. Food and Drug Administration (FDA) communications, meetings and regulatory filings. The CRADA aims to support the ongoing lenzilumab Phase 3 clinical trials, focusing on efficiently generating an EUA and BLA submission. In addition to providing access under EUA, a goal of the CRADA is to ensure lenzilumab receives the benefits provided by Public Law 115-92.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2019 Form 10-K for the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in our most recent Annual Report on Form 10-K, and each subsequently filed Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

•	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung dysfunction resulting in some patients may indicate that cytokine storm is caused by or results from something other than elevated GM-CSF levels;
•	the enrollment, timing and results of our Phase III trial of lenzilumab for the prevention and treatment of cytokine storm in COVID-19 pneumonia;
•	the enrollment, timing and results of the ACTIV-5/BET sponsored by NIH for the use of lenzilumab and remdesivir in COVID-19 patients;
•	the possibility that FDA might not grant an EUA for lenzilumab or, if one were granted, that its duration might be shorter than anticipated or the EUA might be conditioned to a greater degree than anticipated;
•	the duration and impact of COVID-19;
•	our ability to research, develop and commercialize our product candidates, including our ability to do so before our competitors develop and receive FDA approval for treatments or vaccines for COVID-19;
•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;
•	our ability to attract and retain other collaborators with development, regulatory and commercialization expertise to pursue the other initiatives in our development pipeline;
•	our ability to successfully pursue the Kite collaboration;
•	the initiation and successful completion of the GvHD study in the UK with the IMPACT Partnership;
•	our ability to attain the additional financing we will need to pursue our development initiatives, reserve and fund sufficient manufacturing capacity and commercialize our product candidates on favorable terms or at all;
•	our ability to successfully maintain the listing of our common stock on the Nasdaq Capital Market;
•	the timing of the initiation, enrollment and completion of planned clinical trials;
•	our ability to timely source adequate supply of our development and if approved, commercial products from third-party manufacturers on which we depend;
•	the potential, if any, for future development of any of our present or future products;
•	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;
•	our ability to successfully progress, partner or complete further development of our programs;
•	the potential timing and outcomes of development, preclinical and clinical studies of lenzilumab, ifabotuzumab, HGEN005, any of our CAR-T projects and the uncertainties inherent in development, preclinical and clinical testing;
•	our ability to identify and develop additional uses for our products;
•	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;
•	the outcome of pending, threatened or future litigation;
•	acquisitions or in-licensing transactions that we may pursue may fail to perform as expected;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;

•	limitations and/or warnings in the label of an approved product candidate or one that is granted an EUA;
•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

Overview

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001 under the name KaloBios Pharmaceuticals, Inc. Effective August 7, 2017, we changed our legal name to Humanigen, Inc. During February 2018, we completed the financial restructuring transactions announced in December 2017 and continued our transformation into a clinical-stage biopharmaceutical company by further developing our clinical stage portfolio of immuno-oncology and immunology monoclonal antibodies.

We are focusing our efforts on the development of our lead product candidate, lenzilumab™, our proprietary Humaneered® (“Humaneered”) anti-human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) monoclonal antibody. Lenzilumab is a monoclonal antibody that has been demonstrated in animal models to neutralize GM-CSF, a cytokine that we believe is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“GvHD”) associated with bone marrow transplants. GM-CSF neutralization with lenzilumab has been shown to reduce downstream inflammatory cytokines, prevent CRS and reduce its associated neurologic toxicities in-vivo in validated preclinical human xenograft models (Blood. 2019 Feb 14;133(7):697-709).

Lenzilumab is currently in a phase 3, multi-center, double-blind, placebo-controlled registrational trial for hospitalized, hypoxic patients with COVID-19 pneumonia. Based on our discussions with FDA, including a recent type B meeting, we believe that the phase 3 trial could lead to a potential filing of an Emergency Use Authorization (“EUA”) application if data warrant such a filing. If the EUA were filed and granted, we could begin commercialization. We also intend to file a Biologics license application (“BLA”) in 2021. Based on discussions with FDA, we understand that a BLA will require us to generate and present more clinical data than would be required to support an EUA.

We recently announced the results of an interim analysis of Phase 3 data of lenzilumab in patients hospitalized with COVID-19. This interim analysis suggested that lenzilumab had a clinically meaningful impact on patient recovery, with an estimated 37 percent more recoveries observed in the lenzilumab arm of the randomized, placebo-controlled, double-blinded study versus current standard of care (SOC). Based on the interim analysis the data safety monitoring board (DSMB) recommended increasing the target number of events (recoveries) from 257 to 402 to maintain the power of the study at 90 percent. The adaptive trial design only allows for the addition of patients if interim data are in the “promising zone” (i.e., achieving or surpassing an average improvement in recoveries of 29 percent (hazard ratio (HR) >1.29) through day 28). The company remains blinded to the data and based on the recommended number of events, the HR was calculated to be 1.37, an average of 37 percent more recoveries observed in the lenzilumab arm compared to the control arm. At the recommendation of the DSMB, we plan to increase enrollment to achieve 402 events (approximately 515 patients). The next interim analysis for efficacy is planned when the study reaches 75 percent events (302 events) which will require approximately 390 patients to be enrolled in the trial. We intend to file for EUA in the first quarter of 2021 either following interim data at 75 percent or at study completion. This Phase 3 trial is enrolling at sites across the U.S. and Latin America. Current enrollment stands at 300 patients.

We recently announced that lenzilumab will be included in the ACTIV-5 “Big Effect Trial” (ACTIV-5/BET). This study is sponsored by the National Institutes of Health (“NIH”). ACTIV-5/BET is designed to determine whether certain approved therapies or investigational drugs in late-stage clinical development show promise against COVID-19 and, therefore, merit advancement into larger clinical trials. ACTIV-5/BET, which is expected to enroll at as many as 40 US sites, will evaluate lenzilumab with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients, with approximately 100 patients expected to be assigned to each study arm. We are providing lenzilumab for the study, which is fully funded by NIH.

Lenzilumab is also being studied in a multicenter phase 1b/2 potential registrational trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to reduce CRS and neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”). This trial is being conducted in partnership with Kite Pharmaceuticals, Inc., a Gilead company (“Kite”), which markets Yescarta. We are also in the final planning stages for a Phase 2/3 trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high risk for acute GvHD. The trial is expected to be conducted by the IMPACT Partnership, a collection of 23 stem cell transplant centers located in the United Kingdom.

Our proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. We have developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied our Humaneered technology to produce them. Lenzilumab and our other two product candidates, ifabotuzumab and HGEN005, are Humaneered monoclonal antibodies. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target but low immunogenicity. We believe our Humaneered antibodies offer additional advantages, such as lower likelihood to induce an inappropriate immune response or infusion related reactions, high potency, and a slow off-rate.

Effective as of 4:30 p.m. Eastern Time on September 11, 2020 (the “Effective Time”), we amended our charter to effect a reverse stock split at a ratio of 1-for-5. At the Effective Time, each holder of our common stock had its ownership adjusted to reflect ownership of one share of common stock for every five shares of common stock held immediately prior to the Effective Time. No fractional shares were issued in connection with the reverse stock split. Stockholders of record otherwise entitled to receive fractional shares of common stock received cash (without interest or deduction) in lieu of such fractional share interests.

The par value per share and other terms of our common stock were not affected by the reverse stock split, and the number of authorized shares of our common stock will remain at 225,000,000. The reverse stock split reduced the total number of shares of our common stock outstanding as of the Effective Time from approximately 210.9 million shares to approximately 42.2 million shares. Following the Effective Time, the CUSIP number for our common stock changed to 444863203. Unless stated otherwise, all share numbers and share price figures in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

Our Pipeline

In addition to our programs with lenzilumab, we are also exploring the effectiveness of our GM-CSF neutralization technologies (either through the use of lenzilumab as a neutralizing antibody, or through GM-CSF gene knockout) in combination with other CAR-T, T-cell engaging, and immunotherapy treatments to break the efficacy/toxicity linkage including the prevention and/or treatment of GvHD while preserving graft-versus-leukemia (“GvL”) benefits in patients undergoing allogeneic hematopoietic stem cell therapy (“HSCT”). In this context, GvHD is akin to cytokine storm and we believe this to be a similar mechanism and driven by elevated GM-CSF levels.

We believe that we have built a strong intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, GvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

Our clinical-stage pipeline also comprises a further Phase 1 study which is almost fully enrolled with ifabotuzumab in glioblastoma multiforme (“GBM”) and potentially other solid cancers and an additional Phase 2 study in CMML. We also have a focus on creating safer and more effective CAR-T therapies in hematologic malignancies and solid tumors via three key modalities:

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

These product candidates are in the early stage of development and will require substantial time, resources, research and development, and regulatory approval prior to commercialization. Furthermore, none of these product candidates have been approved for marketing and it may be years before such approval is granted, if at all. Our current pipeline is depicted below:

Lenzilumab in COVID-19

Phase 3 top-line data readout expected Q1 2021

Clinical-Stage Pipeline: Non COVID-19

1 Phase III may not be necessary for approval in ZUMA-19; precedent is CAR-Ts to date have been approved on Phase II data

2 UK

3 US, EU, Australia

4 Australia

As of September 30, 2020, the Company had cash and cash equivalents of $91.4 million. We believe that the net proceeds from our recent underwritten public offering will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a delay in obtaining or failure to obtain an EUA could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue following the potential receipt of an EUA for lenzilumab in COVID-19 patients, may change as a result of many factors currently unknown to us. If we are unable to raise additional capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and development programs and commercialization efforts. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2019 Form 10-K, filed with the SEC on March 16, 2020.

Results of Operations

General

We have not generated net income from operations for any periods presented. At September 30, 2020, we had an accumulated deficit of $342.1 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
External Costs
Lenzilumab	$21,979	$401	$43,331	$1,680
Ifabotuzumab	29	20	79	74
Internal costs	408	128	808	388
Total research and development	$22,416	$549	$44,218	$2,142

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal and patent expenses, consulting, audit and tax services, investor and public relations costs, rent and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2020	2019	Amount	%
Operating expenses:
Research and development	$22,416	$549	$21,867	3,983
Selling, general and administrative	8,331	1,497	6,834	457
Loss from operations	(30,747)	(2,046)	28,701	1,403
Interest expense	(3)	(343)	(340)	(99)
Other expense, net	(1)	-	1	100
Net loss	$(30,751)	$(2,389)	$28,362	1,187

Research and development expenses increased $21.9 million from $0.5 million for the three months ended September 30, 2019 to $22.4 million for the three months ended September 30, 2020. The increase is primarily due to increased clinical trial and clinical material manufacturing costs related to the clinical trial in COVID-19. We expect our development costs to continue to increase in the remaining three months of 2020 as a result of securing manufacturing capacity, the production of lenzilumab and the enrollment of patients in the clinical trials for COVID-19 and CAR-T therapy.

Selling, general and administrative expenses increased $6.8 million from $1.5 million for the three months ended September 30, 2019 to $8.3 million for the three months ended September 30, 2020. The increase is primarily due to increased compensation costs of $2.1 million, related to the hiring of a new Chief Operating Officer and Chief Financial Officer and a new Chief Accounting and Administrative Officer, as well as an increase in bonus costs for our Chief Executive Officer, an increase in public and investor relations expense of $3.5 million, which amount includes the issuance of warrants with a fair value of $1.9 million to certain third party consultants, and an increase in legal fees of $0.6 million, incurred in connection with financing preparations and other corporate actions taken. In the third quarter of 2020, we have also incurred $0.6 million in commercial operations expense related to the hiring of a Chief Commercial Officer and the retention of consultants as we prepare for a potential commercial launch under an EUA in COVID-19. While we expect our overall general and administrative costs to decrease in the remaining three months of 2020 as compared to the third quarter, we expect that we will continue to scale our support operations in connection with the ongoing clinical trials of lenzilumab in COVID-19 and will increase our commercial operations spending in preparation for potential commercialization under an EUA.

Interest expense decreased $0.3 million to $0.0 million for the three months ended September 30, 2020, reflecting the payoff of substantially all of our debt with proceeds from the Private Placement in June 2020, while during the three months ended September 30, 2019, we were paying interest on outstanding debt.

Comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2020	2019	Amount	%
Operating expenses:
Research and development	$44,218	$2,142	$42,076	1,964
Selling, general and administrative	11,685	5,122	6,563	128
Loss from operations	(55,903)	(7,264)	48,639	670
Interest expense	(1,336)	(1,003)	333	33
Other expense, net	(1)	(1)	-	-
Net loss	$(57,240)	$(8,268)	$48,972	592

Research and development expenses increased $42.1 million from $2.1 million for the nine months ended September 30, 2019 to $44.2 million for the nine months ended September 30, 2020. The increase is primarily due to higher enrollment in the clinical trial in COVID-19, increased manufacturing costs for clinical supplies of lenzilumab and reservation fees and the expansion of manufacturing capacity including the addition of contract manufacturing organizations (CMOs) in anticipation of potential commercialization. We expect our development costs to continue to increase in the remaining three months of 2020 as a result of securing additional manufacturing capacity, progressing Chemistry, Manufacturing and Controls (“CMC”) work and continued enrollment of patients in the clinical trials for COVID-19 and CAR-T therapy.

Selling, general and administrative expenses increased $6.6 million from $5.1 million for the nine months ended September 30, 2019 to $11.7 million for the nine months ended September 30, 2020. The increase is primarily due to increased compensation costs of $1.3 million, related to the hiring of a new Chief Operating Officer and Chief financial Officer and a new Chief Accounting and Administrative Officer, as well as an increase in bonus accruals, an increase in public and investor relations expense of $3.6 million, which amount includes the issuance of warrants with a fair value of $1.9 million to certain third party consultants, an increase in legal fees of $0.8 million, primarily incurred in connection with preparation to uplist on Nasdaq and other corporate actions taken and an increase of consulting costs of $0.3 million. We have also incurred $0.6 million in commercial operations expense related to the hiring of a Chief Commercial Officer and the retention of consultants as we prepare for commercial launch under an EUA in COVID-19. While we expect our overall general and administrative costs to decrease in the remaining three months of 2020, we expect that we will continue to scale our support operations in connection with the ongoing clinical trials of lenzilumab in COVID-19 and will increase our commercial operations spending in preparation for potential commercialization under an EUA.

Interest expense increased $0.3 million from $1.0 million recognized for the nine months ended September 30, 2019 to $1.3 million for the nine months ended September 30, 2020. The increase is primarily due to the payoffs of the 2020 Convertible Notes in June 2020 and the conversions of the 2018 and 2019 Convertible Notes in April 2020 and the accretion of the remaining original issue discounts, beneficial conversion factors and prepayment premiums related thereto.

Other expense, net was essentially unchanged for the nine months ended September 30, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit. At September 30, 2020, we had cash and cash equivalents of $91.5 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(46,158)	$(3,452)
Investing activities	$(20)	$-
Financing activities	137,465	2,795
Net increase (decrease) in cash, cash equivalents and restricted cash	$91,287	$(657)

Net cash used in operating activities was $46.2 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used in operating activities of $46.2 million for the nine months ended September 30, 2020 primarily related to our net loss of $57.2 million, adjusted for non-cash items, such as $1.6 million in stock-based compensation, a net increase in operating assets and liabilities of $9.1 million and other non-cash items of $0.3 million.

 Net cash used in operating activities of $3.5 million for the nine months ended September 30, 2019 primarily related to our net loss of $8.3 million, adjusted for non-cash items, such as $1.9 million in stock-based compensation, a net increase in operating assets and liabilities of $2.7 million and net increases in other non-cash items of $0.2 million.

Net cash used in investing activities was $20 thousand and $0 for the nine months ended September 30, 2020 and 2019, respectively. Cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchase of website domain names for future use.

Net cash provided by financing activities was $137.5 million for the nine months ended September 30, 2020 and consists primarily of $67.0 million received from the issuance of common stock in the 2020 Private Placement (defined below) in June 2020, $72.7 million received from the issuance of common stock in the 2020 Underwritten Offering in September 2020, $0.5 million received from the issuance of the 2020 Convertible Notes, $0.6 million received from the exercise of stock options, $0.3 million received from the issuance of the 2020 Bridge Notes and $0.1 million received from the issuance of common stock under the Purchase Agreement with LPC, offset by $0.5 million for the payoff of the 2020 Convertible Notes, $2.4 million for the payoff of the 2019 and 2020 Bridge Notes and $0.8 million for the payoff of the Notes payable to Vendors.

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

2020 Private Placement

On June 1, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) to complete a private placement of our common stock (the “Private Placement”). The closing of the Private Placement occurred on June 2, 2020 (the “Closing Date”). At the closing, we issued and sold 16,505,743 shares of our common stock (the “Shares”) at a purchase price of $4.35 per share, for aggregate gross proceeds of approximately $71.8 million. We used a portion of the proceeds to retire the following indebtedness:

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

We expect to use the remaining proceeds from the Private Placement to fund our Phase 3 study of lenzilumab in COVID-19, to secure manufacturing capacity, to progress Chemistry, Manufacturing and Controls (“CMC”) work, to prepare for commercialization in the event of approval of lenzilumab for use in COVID-19 patients, our collaboration with Kite and other development programs, as well as for working capital and other general corporate purposes. See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for material information regarding two complaints recently filed against us in connection with the Private Placement.

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

The Purchase Agreement also required that we use commercially reasonable efforts to achieve a listing of our common stock on a national securities exchange, subject to certain limitations set forth in the Purchase Agreement. On July 6, 2020, we filed an application to list our common stock on the Nasdaq Capital Market. The application for listing was approved and the stock began trading on the Nasdaq Capital Market on September 18, 2020 under the symbol “HGEN”.

2020 Underwritten Public Offering

On September 17, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters, in connection with the public offering of 8,000,000 of the Company’s shares of common stock, par value $0.001 per share. Pursuant to the Underwriting Agreement, we granted the underwriters a 30-day option to purchase an additional 1,200,000 shares of common stock, which option was exercised in full by the underwriters on September 18, 2020.

As a result of the pricing of the public offering, our common stock commenced trading on the Nasdaq Capital Market under the symbol “HGEN.”

The aggregate gross proceeds from the sale of the full 9,200,000 shares in the offering were approximately $78.2 million. We expect to use the proceeds from the offering to support our manufacturing, production and commercial preparation activities relating to lenzilumab as a potential therapy for COVID-19 patients and for working capital and other general corporate purposes.

We believe that the net proceeds from our recent underwritten public offering will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a delay in obtaining or failure to obtain an EUA could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue following the potential receipt of an EUA for lenzilumab in COVID-19 patients, may change as a result of many factors currently unknown to us. If we are unable to raise additional capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and development programs and commercialization efforts.

We expect we will need to obtain additional financing to fund our future operations, including for the development, manufacturing, distribution and commercialization of lenzilumab for patients with COVID-19 pneumonia and other indications including CRS and GvHD and our other product candidates. We may need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities in the US and other countries, and to complete the development of any additional product candidates we own or might acquire. Moreover, our fixed expenses such as salaries, committed payments to our contract manufacturers, and other contractual commitments, including those to our clinical research organization for the Phase 3 COVID study and for our other research and clinical collaborations, are substantial and are expected to increase in the future. Our need to raise funds will depend on a number of factors, including our ability to establish additional relationships for the manufacture of lenzilumab and our ability to commence commercialization and begin generating revenues from product sales if lenzilumab were to be issued an EUA and eventually approval under a BLA.

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, grant financing and support from governmental agencies, convertible debt, other debt financings, collaborations, strategic alliances and marketing, supply, distribution or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, supply, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 4.	Controls and Procedures

From June 2019 to July 31, 2020, Dr. Cameron Durrant, our Chief Executive Officer, acted, on an interim basis, as the Company’s principal financial officer. In the quarter ended September 30, 2020, we announced the appointment of (1) Timothy Morris as our Chief Operating Officer and Chief Financial Officer, and (2) David L. Tousley as our Chief Accounting and Administrative Officer, Corporate Secretary and Treasurer.

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

Disclosure controls and procedures include, without limitation, those designed to ensure that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation and remediation of the material weakness previously identified in our 2019 Annual Report on Form 10-K discussed below, our Chief Executive Officer and our Chief Financial Officer, with the assistance of our Chief Accounting Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer, with the assistance of our Chief Accounting Officer, concluded that, as of September 30, 2020, our internal control over financial reporting was effective because of the remediation of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2019, as described in our Annual Report on Form 10-K, was due to an insufficient degree of segregation of duties among our accounting and financial reporting personnel. To remediate the material weakness described above, we developed and implemented a remediation plan during the third quarter of 2020 which included modifying our internal processes to ensure a proper segregation of duties and oversight through the appointment of (1) Timothy Morris as our Chief Operating Officer and Chief Financial Officer, effective August 1, 2020, and (2) David L. Tousley as our Chief Accounting and Administrative Officer, Corporate Secretary and Treasurer, effective July 6, 2020, as well as (3) the engagement of an accounting consultant to our accounting and finance team to allow for separate preparation and review of the financial statements, related footnote disclosures, reconciliations and other account analyses.

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

Please see Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended September 30, 2020.

Item 1A.	Risk Factors.

Risks related to the COVID-19 Pandemic and its Effect on our Business

The fluid and unpredictable nature of the COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to conduct our Phase 3 trial of lenzilumab for the prevention and treatment of cytokine storm in COVID-19 pneumonia and the clinical trial with Kite, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

Additionally, we have enrolled, and will seek to enroll, patients in our clinical trials at sites located in many areas affected by COVID-19 and, as a result, our trials may be impacted. In addition, even if sites are actively recruiting, we may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines, including our Phase 3 trial of lenzilumab for the prevention and treatment of cytokine storm in COVID-19 pneumonia.

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

Risks related to our Liquidity and Financial Condition

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

We believe that the Company’s cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a delay in obtaining or failure to obtain an EUA could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue following the potential receipt of an EUA for lenzilumab in COVID-19 patients, may change as a result of many factors currently unknown to us.

We expect we will need to obtain additional financing to fund our future operations, including for the development, manufacturing, distribution and commercialization of lenzilumab for patients with COVID-19 pneumonia and other indications including CRS and GvHD and our other product candidates. We may need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities in the US and other countries, and to complete the development of any additional product candidates we own or might acquire. Moreover, our fixed expenses such as salaries, committed payments to our contract manufacturers, and other contractual commitments, including those to our clinical research organization (CRO) for the Phase 3 COVID study and for our other research and clinical collaborations, are substantial and are expected to increase in the future. Our need to raise funds will depend on a number of factors, including our ability to establish additional relationships for the manufacture of lenzilumab and our ability to commence commercialization and begin generating revenues from product sales if lenzilumab were to be issued an EUA and eventually approval under a BLA.

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, grant financing and support from governmental agencies, convertible debt, other debt financings, collaborations, strategic alliances and marketing, supply, distribution or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, supply, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Risks Related to the Development, Manufacturing, Distribution of, and Commercialization Efforts for, Lenzilumab and our Other Product Candidates

If our competitors develop and receive FDA approval for treatments or vaccines for COVID-19, our commercial opportunity may be reduced or eliminated.

On October 22, 2020, FDA approved remdesivir for use in adult and certain pediatric patients for the treatment of COVID-19 requiring hospitalization. There are numerous other companies working on therapies to treat COVID-19 and/or vaccines to prevent or treat COVID-19. If additional competing therapies are approved, and/or a safe, efficacious, accessible preventative vaccine is approved, such approval could have a material adverse impact on our ability to commercialize lenzilumab as a therapy for COVID-19. The speed at which all parties are acting to create and test many treatments and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA and other branches of the U.S. government involved in the fight against the pandemic, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for lenzilumab. In addition, there are numerous clinical trial programs in progress for COVID-19 therapies which are all competing for largely the same patient population for enrollment. This problem is exacerbated by changing rates of infection and spread, which make it challenging to ensure we have active centers for our Phase 3 trial in areas with sufficient potential patient populations. These challenges may adversely impact our ability to recruit patients into our clinical trial, delaying our enrollment and impacting our ability to file for an EUA and/or a BLA, which filings could be significantly delayed or not occur at all if a direct competitor gains approval before we do. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

Drug development has substantial inherent risk. We or any future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target populations for their intended indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA or BLA to FDA and even fewer are approved for commercialization.

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

We face risks related to the development, manufacturing and distribution of lenzilumab as a treatment for COVID-19, which has not been granted an EUA or approved by FDA and has not been proven through a randomized double-blind placebo clinical trial to be safe or effective for any use.

We are currently enrolling patients in a phase 3 multi-center, randomized, placebo-controlled, double-blinded, clinical trial of lenzilumab as a potential treatment for COVID-19 pneumonia. However, there is no assurance of favorable results from our on-going clinical trial, or future clinical trials including the NIH sponsored ACTIV-5/BET, or that our on-going phase 3 clinical trial will be completed in the currently anticipated timeline or at all. The incidence of COVID-19 in the communities where the Phase 3 trial participants reside will vary across different locations. If the overall incidence of clinical deterioration of patients with COVID-19 in the lenzilumab COVID-19 Phase 3 trial is low, it may be difficult for this study to demonstrate differences between participants in the study who receive placebo and those who receive lenzilumab.

It is also possible that FDA and other regulatory authorities may not grant an EUA or subsequently approve lenzilumab for the treatment of COVID-19 pneumonia, or that any such EUA or approval, if granted, may have significant limitations on its use. The successful development and widespread uptake of a safe, effective, scalable and affordable vaccine also could have a negative impact on the demand for lenzilumab over the long term, even if an EUA or approval were issued. As a result, we may never successfully commercialize lenzilumab in COVID-19 or realize a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

Furthermore, even if an EUA were granted to permit lenzilumab to be commercialized for use in the treatment of COVID-19 pneumonia, the authorization would be temporary and might be expressly conditioned or limited by FDA. An EUA does not take the place of the formal BLA submission, review and approval process. While there are ongoing clinical trials to evaluate the safety clinical profile and the efficacy of lenzilumab, there is no assurance of favorable results from any ongoing or future clinical trials, or that one or more of such trials will be completed in the currently anticipated timelines or at all. It is also possible that FDA and other regulatory authorities may not approve lenzilumab for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, we may make a strategic decision to discontinue development of lenzilumab in this indication if other parties are successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize lenzilumab for use in COVID-19 patients.

Manufacturing problems at our third-party manufacturers and corporate partners could cause inventory shortages and delay or impair our ability to obtain an EUA or BLA or other regulatory approval or delay shipments of lenzilumab for commercial use, which may adversely affect our results of operations.

We believe that our ability to obtain an EUA and, ultimately, a BLA to permit lenzilumab to be used commercially for patients with COVID-19 pneumonia depends at least in part on our ability to demonstrate to FDA that we will be able to scale the manufacturing to produce a sufficient quantity of dosages to begin to address the potential demand for the product. We have contracted and expect to continue to contract with third-party manufacturer or corporate partners to produce lenzilumab. We depend on these third parties to perform the manufacturing of lenzilumab effectively, timely, and in compliance with Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA. Similar regulations are in effect in other jurisdictions.

Our complete reliance on third-party manufacturers and corporate partners to produce lenzilumab subjects us to additional risks, including the possible breach of the manufacturing agreement by the third party, the possible cancellation, delay or modification of contracted manufacturing slots by the third party, or the termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, in an effort to increase the availability of needed medical products, vaccinations or related therapies in response to the COVID-19 pandemic, governments may require our third-party manufacturers or our suppliers to allocate manufacturing capacity (for example pursuant to the U.S Defense Production Act) in a way that adversely affects our ability to obtain regulatory approval for and to commercialize our product candidates. Accordingly, the inability to manage our manufacturing capacity could delay our ability to generate revenues from sales of lenzilumab.

Our third-party manufacturers and corporate partners are independent entities subject to their own unique operational and financial risks that are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could cause delays in our clinical trials and applications for regulatory approval. Further, we may have to pay the costs of manufacturing any batch that fails to pass quality inspection or meet regulatory approval. In addition, we, our third-party manufacturers and our corporate partners may only be able to produce some of our products at one or a limited number of facilities and, therefore, we have limited manufacturing capacity for certain products, and we may not be able to locate additional or replacement facilities on a reasonable basis or at all. Our sales of such products could also be adversely impacted by our reliance on such limited number of facilities. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

In addition, the process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. If we were to encounter any of these difficulties, our ability to manufacture and sell any products that may be authorized or approved for commercial use could be impaired, which could have an adverse effect on our business.

We may not be able to obtain materials or supplies necessary to conduct clinical trials or, following requisite regulatory authorizations or approvals, to manufacture and sell our products, which could limit our ability to generate revenues.

We need access to certain supplies and products to conduct our clinical trials and, if an EUA or BLA or other approval were to be received, to manufacture and sell our products. If we are unable to purchase sufficient quantities of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products could be limited, which could limit our ability to generate revenues.

Suppliers of key components and materials must be named in the BLA or other marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular periodic inspections by regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which could in turn decrease our revenues and harm our business. In addition, if deliveries of materials from our suppliers were interrupted for any reason, we may be unable to supply our product candidates in development for clinical trials or ship them to customers, if authorized or approved for commercial use. In addition, some of our products and the materials that we utilize in our operations are manufactured at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, such as an earthquake, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.

A significant portion of the raw materials and intermediates used to manufacture our product candidates are supplied by third-party manufacturers and corporate partners outside of the United States. As a result, any political or economic factors in a specific country or region, including any changes in or interpretations of trade regulations, compliance requirements or tax legislation, that would limit or prevent third parties outside of the United States from supplying these materials could adversely affect our ability conduct our pending or contemplated clinical trials.

If we were to encounter any of these difficulties, our ability to conduct clinical trials on product candidates and to manufacture and sell any products that may be authorized or approved for commercial use could be impaired, which could have an adverse effect on our business.

Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available top-line data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of shares of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize in our current or any our future product candidate, our business, operating results, prospects or financial condition may be harmed.

Our inability to accurately predict demand for lenzilumab makes it difficult for us to accurately forecast any sales and may cause our forecasts to fluctuate, and could adversely affect our stock price.

We may be unable to accurately predict demand for lenzilumab, or other products if approved, as demand depends on a number of factors, including approved vaccines, competing drug products and other treatments that may be developed for COVID-19 and other illnesses and conditions. If lenzilumab is commercialized, we may be unsuccessful in estimating user demand and may not be effective in matching inventory levels and locations to actual end user demand, in particular if the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is significantly diminished. In addition, adverse changes in economic conditions, increased competition, including through a potential vaccine or other therapeutic, or other factors may cause hospitals or other users or distributors of lenzilumab to reduce inventories of our products, which would reduce their orders for lenzilumab, even if end user demand has not changed. As a result, even if lenzilumab receives an EUA or BLA approval for use in COVID-19 patients, our revenues may be difficult to predict and vulnerable to extreme fluctuations.

We may experience significant volatility in the market price of our common stock following announcements and releases regarding our ongoing development of lenzilumab as a potential COVID-19 therapy.

Biopharmaceutical companies that are developing potential therapeutics and vaccines to combat COVID-19, including our company, have experienced significant volatility in the price of their securities upon publication of preclinical and clinical data as well as news about their development programs. Since our initial announcement of our plans to develop lenzilumab as a therapy for COVID-19 patients, our common stock has experienced wide variations in daily trading volume and price movements. We expect that over the coming months we may make public several additional data and clinical updates with respect to lenzilumab and our commercialization efforts for lenzilumab. We cannot predict public reaction or the impact on the market price of our common stock once further announcements regarding lenzilumab or developments from our on-going clinical trial are announced. Given the attention being paid to the COVID-19 pandemic and the public scrutiny of COVID-19 development announcements and data releases to date, we expect that any public announcements we make in the coming months regarding the ongoing development of lenzilumab will attract significant attention and scrutiny and that, as a result, the price of our common stock may be particularly volatile during this time.

There can be no assurance that lenzilumab, even if approved, would ever become profitable, due to government interest and public perception regarding a vaccine and treatments for COVID-19 related complications.

As a result of the emergency situations in many countries, there is a heightened risk that a COVID-19 therapy or other treatments for COVID-19 pneumonia and symptoms may be subject to adverse governmental actions in certain countries, including intellectual property expropriation, compulsory licenses, strict price controls or other actions. Additionally, we may need to, or we may be required by governmental or non-governmental authorities to, set aside specific quantities of doses of lenzilumab for designated purposes or geographic areas. We may face challenges related to the allocation of supply of lenzilumab, particularly with respect to geographic distribution. Thus, even if lenzilumab is approved, such governmental actions may limit our ability to recoup our current and future expenses incurred to develop and commercialize lenzilumab.

Furthermore, public sentiment regarding commercialization of a COVID-19 therapy or other treatment may limit or negate our ability to generate revenues from sales of lenzilumab. Given that COVID-19 has been designated as a pandemic and represents an urgent public health crisis, we are likely to face significant public attention and scrutiny over any future business models and pricing decisions with respect to lenzilumab. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect the price of our common stock.

The regulatory pathway for lenzilumab is highly dynamic and continues to evolve and may result in unexpected or unforeseen challenges.

To date, lenzilumab has moved rapidly through the regulatory review process of FDA and certain foreign regulatory authorities. The speed at which all parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within FDA and foreign regulatory authorities, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for lenzilumab. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects.

For example, FDA on June 30, 2020 adopted guidance outlining the FDA’s current recommendations regarding the data needed to facilitate clinical development and licensure of vaccines to prevent COVID-19. Although we intend to design any future clinical trials for lenzilumab in accordance with FDA and other applicable regulatory guidance, we cannot be certain that, as the regulatory pathway continues to evolve, we will be able to complete a clinical trial in accordance with FDA’s guidance and regulations then in effect. A failure to complete a clinical trial in accordance with guidance and regulations then in effect could impair our ability to obtain approval for lenzilumab, which may adversely affect our operating results, reputation and ability to raise capital and enter into or maintain collaborations to advance lenzilumab.

Additionally, FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an EUA for lenzilumab, we would be able to commercialize lenzilumab prior to FDA approval. However, FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if lenzilumab is not yet approved by FDA and if we and our manufacturing partners have invested in the supply chain to provide lenzilumab under an EUA.

Even if Emergency Use Authorization or regulatory approval is received for lenzilumab, the later discovery of previously unknown problems associated with the use of lenzilumab may result in restrictions, including withdrawal of the product from the market, and lead to significant liabilities and reputational damage.

Because the path to marketing approval of any vaccine for COVID-19, or drug used to treat COVID-19 pneumonia or other symptoms is unclear, lenzilumab may be widely used and in circulation in the United States or another country prior to our receipt of marketing approval. Unexpected safety issues, including any that we have not yet observed in our Phase 3 clinical trial for lenzilumab, could lead to significant reputational damage to us and our platforms going forward and other issues, including delays in our other programs, the need for re-design of our clinical trial and the need for significant additional financial resources.

We also may be restricted or prohibited from marketing or manufacturing lenzilumab, even after obtaining product approval, if previously unknown problems with lenzilumab or its manufacture are subsequently discovered. We cannot provide assurance that newly discovered or developed safety issues will not arise following regulatory approval. With the use of any drug product or treatment by a wide patient population, serious adverse events may occur from time to time that did not arise in the clinical trials of the product or that initially appeared to be unrelated to the vaccine itself and only with the collection of subsequent information were found to be causally related to the product. Any such safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenue and our financial condition.

We face risks associated with clinical operations abroad, which may adversely affect our financial condition and results of operations.

The Brazilian Health Regulatory Agency, Anvisa, has granted us permission to expand our Phase 3 study of lenzilumab in patients with COVID-19 in Brazil and we are taking actions to enroll patients and open clinical sites in that country. In addition, the Mexican regulatory agency, COFEPRIS, has granted us permission to expand the Phase 3 study of lenzilumab in patients with COVID-19 in Mexico, expanding the strategic global reach of this program. Partners also are conducting or planning to conduct clinical trials involving lenzilumab in Australia and potentially other countries in patients with COVID-19 and other indications. We have not received any authorization or approval to sell lenzilumab in any country but would expect to commence commercial operations, through a partner or on our own, once any such authorization or approval were received. Operations abroad are accompanied by certain financial, political, economic and other risks, including those listed below:

•	Foreign Currency Exchange: Operations internationally may subject us to risks related to foreign currency exchange risks as we make payments, or incur obligations, denominated in foreign currencies. We cannot predict future fluctuations in the foreign currency exchange rates of the U.S. dollar. If the U.S. dollar appreciates significantly against certain currencies and our practices do not sufficiently offset the effects of such appreciation, our results of operations would be adversely affected, and our stock price may decline.

•	Anti-Bribery: We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws that will govern our international operations with respect to payments to government officials. Our international operations would be heavily regulated and require significant interaction with foreign officials. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than local custom. In addition, despite our efforts, our policies and procedures may not protect us from reckless or criminal acts committed by persons who act on our behalf. Enforcement activities under anti-bribery laws could subject us to administrative and legal proceedings and actions, which could result in civil and criminal sanctions, including monetary penalties and exclusion from health care programs.

•	Other risks inherent in conducting foreign operations include:
o	International operations, including any use of third-party manufacturers, distributors, CROs and collaboration arrangements outside the United States, expose us to increased risk of theft of our intellectual property and other proprietary technology, particularly in jurisdictions with less robust intellectual property protections than the United States, as well as restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation or the imposition of compulsory licenses.
o	We may be subject to protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the United States or other governments.
o	Our foreign operations, third-party manufacturers, CROs or strategic partners could be subject to business interruptions for which we or they may be uninsured or inadequately insured.
o	Our operations may also be adversely affected if there is political instability or disruption in any other geographic region where we may have operations, which could impact our ability to do business in those areas.

If we were to encounter any of these risks, our foreign operations may be adversely affected, which could have an adverse effect on our overall business and results of operations.

Risks Related to Our Common Stock

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities. In addition, pursuant to a resale registration statement that was declared effective in August 2020, up to 16,515,716 shares of common stock may be resold in the public market in the future by the selling stockholders named in the prospectus. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We also have registered or plan to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Further, certain shares of our common stock that are currently outstanding but have not been registered for resale may currently be sold under Rule 144 under the Securities Act or the Securities Act. Sales of a substantial number of these shares in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval, and this concentration of ownership may contribute to volatility in our stock price.

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders. Our directors, executive officers, and the other holders of more than 5% of our common stock together with their affiliates beneficially owned approximately 58.7% of our common stock as of September 30, 2020.

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

As a result of our small public float, our common stock may be less liquid, experience reduced daily trading volume and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other principal stockholders, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.

Additionally, because a large amount of our stock is closely held, we may experience low trading volume or large fluctuations in share price and volume due to sales by our principal stockholders. If our existing stockholders, particularly our directors, executive officers and the holders of more than 5% of our common stock, or their affiliates or associates, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly.

In connection with our recent underwritten public offering, our directors, executive officers, and their affiliates, which collectively beneficially owned approximately 37.5% of our common stock as of September 14, 2020, entered into lock-up agreements pursuant to which they have agreed to, among other things, not sell their shares of common stock or any securities convertible into or exercisable or exchangeable for common stock until 90 days after the completion of such offering. Such lock-up restrictions may be waived, with or without notice, and at the sole discretion of J.P. Morgan Securities LLC and Jefferies LLC. In addition, another beneficial owner previously entered into a similar lock-up agreement, covering approximately 14.2% of our outstanding common stock, which will expire on or about November 28, 2020. The lock-up restriction in that agreement may be waived, with or without notice, at the sole discretion of J.P. Morgan Securities LLC. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will develop or be sustained, and the Nasdaq Capital Market may subsequently delist our common stock if we fail to comply with ongoing listing standards.

On September 18, 2020, our common stock commenced trading on the Nasdaq Capital Market under the symbol “HGEN.” The Nasdaq Capital Market’s rules for listed companies will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. To satisfy the initial listing standards for the Nasdaq Capital Market, we have had to execute a reverse stock split. In addition to specific listing and maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

As a listed company, we are required to meet the continued listing requirements applicable to all Nasdaq Capital Market companies. If we fail to meet those standards, as applied by Nasdaq in its discretion, our common stock may be subject to delisting. We intend to take all commercially reasonable actions to maintain our Nasdaq listing. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, our common stock qualifies as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

Further, there can be no assurance that an active trading market for our common stock will develop or be sustained despite our listing on the Nasdaq Capital Market.

Additional Risks Related to Our Business and Industry

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

We are, or may from time to time become, involved in lawsuits and other legal or governmental proceedings. See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding currently pending litigation that could have a material impact on the Company. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

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

Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations or prospects.

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. In particular, regulations promulgated pursuant to the Health Insurance Portability and accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of protected health information and require the implementation of safeguards to protect the privacy, integrity and availability of protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations.

Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended September 30, 2020, we issued the following securities that were not registered under the Securities Act:

•	On July 20, 2020 we issued 10,909 shares of common stock to Savant Neglected Diseases, LLC in connection with the cashless exercise of 20,000 warrants.
•	On September 14, 2020 we issued warrants to purchase an aggregate of 80,000 shares of common stock to Mercury FundingCo, LLC in exchange for services delivered to us in connection with investor relations and corporate development activities.
•	On September 14, 2020 we issued warrants to purchase an aggregate of 60,000 shares of common stock to Batuta Capital Advisors, LLC in exchange for services delivered to us in connection with investor relations and corporate development activities.
•	On September 14, 2020 we issued warrants to purchase an aggregate of 60,000 shares of common stock to David Kovacs in exchange for services delivered to us in connection with public policy and corporate development activities.
•	On September 18, 2020, we issued 80,000 shares of common stock to David Tanzer in connection with the exercise of a warrant for proceeds of $4,000.
•	On September 18, 2020, we issued 60,000 shares of common stock to David Kovacs in connection with the exercise of a warrant for proceeds of $3,000.
•	On September 18, 2020 we issued 72,000 shares of common stock to HZ Investments Family LP in connection with the exercise of a warrant for proceeds of $3,600.
•	On September 22, 2020, we issued 13,333 shares of common stock to Wotczak Group in exchange for services provided to us in connection with investor relations and assistance with uplisting to the Nasdaq Capital Market.
•	On September 28, 2020, we issued 400 shares of common stock to Dr. Burkhard Becher in exchange for services delivered to us in connection with our clinical trial programs and product development activity.

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

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
2.1	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Chapter 11 Plan of Reorganization of the Registrant. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 22, 2016)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2016)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 7, 2017)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 28, 2018)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended, effective September 11, 2020. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2020)
3.5	Second Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on August 7, 2017)
10.1	Clinical Trial Agreement, dated as of July 24, 2020, by and between Humanigen, Inc. and The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), as represented by the Division of Microbiology and Infectious Diseases (DMID) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35798), filed on July 30, 2020).
10.2*	Humanigen, Inc. 2020 Omnibus Incentive Compensation Plan, effective September 11, 2020. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2020)
10.3*	Form of Incentive Stock Option Award Agreement. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 11, 2020)
10.4*	Form of Non-qualified Stock Option Award Agreement. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 11, 2020)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Humanigen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: November 10, 2020	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ David L. Tousley
David L. Tousley
Chief Accounting Officer
(Principal Accounting Officer)

