Form 10-Q
period 2021-06-30
HUMANIGEN, INC
filed 2021-08-12
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934
From the transition period from __________ to __________
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 5, 2021, there were 59,406,525 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$120,536	$67,737
Prepaid expenses and other current assets	1,104	475
Total current assets	121,640	68,212

Other assets	90	90
Total assets	$121,730	$68,302

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,244	$15,366
Accrued expenses	8,925	3,175
Deferred revenue	4,145	1,874
Total current liabilities	50,314	20,415
Non-current liabilities:
Deferred revenue	3,090	2,342
Long-term debt	24,631	-
Total liabilities	78,035	22,757

Stockholders’ equity:
Common stock, $0.001 par value: 225,000,000 shares authorized at June 30, 2021 and December 31, 2020; 59,402,859 and 51,626,508 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	59	52
Additional paid-in capital	554,436	419,923
Accumulated deficit	(510,800)	(374,430)
Total stockholders’ equity	43,695	45,545
Total liabilities and stockholders’ equity	$121,730	$68,302

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License revenue	$1,036	$-	$1,522	$-
Total revenue	1,036	-	1,522	-

Operating expenses:
Research and development	$63,012	$21,143	$122,946	$21,802
General and administrative	8,076	1,956	13,024	3,354
Total operating expenses	71,088	23,099	135,970	25,156

Loss from operations	(70,052)	(23,099)	(134,448)	(25,156)

Other expense:
Interest expense	(746)	(923)	(765)	(1,333)
Other expense	(5)	-	(1,157)	-
Net loss	$(70,803)	$(24,022)	$(136,370)	$(26,489)

Basic and diluted net loss per common share	$(1.20)	$(0.79)	$(2.45)	$(1.00)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	58,843,567	30,222,568	55,735,008	26,538,337

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(136,370)	$(26,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	2,381	622
Non-cash interest expense related to debt financing	187	706
Issuance of common stock for payment of compensation	-	48
Issuance of common stock in exchange for services	-	70
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(629)	(460)
Accounts payable	21,878	(2,936)
Accrued expenses	5,750	5,825
Deferred revenue	3,019	-
Net cash used in operating activities	(103,784)	(22,614)

Financing activities:
Net proceeds from issuance of common stock	130,278	67,069
Proceeds from exercise of stock options	1,861	-
Net proceeds from issuance of long-term debt	24,444	-
Net proceeds from issuance of convertible notes	-	467
Net proceeds from issuance of PPP loan	-	83
Net proceeds from issuance of bridge notes	-	350
Payments on PPP loan	-	(83)
Payments on bridge notes	-	(2,400)
Payments on convertible notes	-	(518)
Payments on notes payable to vendors	-	(768)
Net cash provided by financing activities	156,583	64,200

Net increase in cash and cash equivalents	52,799	41,586
Cash and cash equivalents, beginning of period	67,737	143
Cash and cash equivalents, end of period	$120,536	$41,729

Supplemental cash flow disclosure:
Cash paid for interest	$393	$668
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in lieu of cash compensation	$-	$165
Issuance of warrants for services	$-	$118
Conversion of notes payable and related accrued interest and fees to common stock	$-	$4,316

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	1,796,858	2	36,104	-	36,106
Issuance of common stock upon option exercise	233,323	-	429	-	429
Stock-based compensation expense	-	-	510	-	510
Net loss	-	-	-	(65,567)	(65,567)
Balances at March 31, 2021	53,656,689	54	456,966	(439,997)	17,023
Issuance of common stock, net of expenses	5,427,017	5	94,167	-	94,172
Issuance of common stock upon option exercise	319,153	-	1,432	-	1,432
Stock-based compensation expense	-	-	1,871	-	1,871
Net loss	-	-	-	(70,803)	(70,803)
Balances at June 30, 2021	59,402,859	$59	$554,436	$(510,800)	$43,695

	Three and Six Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2020	22,806,890	$22	$270,555	$(284,895)	$(14,318)
Issuance of common stock, net of expenses	40,000	-	65	-	65
Issuance of common stock in exchange for services	5,868	-	13	-	13
Issuance of stock options for payment of compensation	-	-	133	-	133
Issuance of common stock for payment of compensation	9,599	-	19	-	19
Issuance of warrant for services	-	-	1	-	1
Stock-based compensation expense	-	-	265	-	265
Net loss	-	-	-	(2,467)	(2,467)
Balances at March 31, 2020	22,862,357	22	271,051	(287,362)	(16,289)
Issuance of common stock, net of expenses	16,505,744	17	66,987	-	67,004
Issuance of common stock for conversion of debt	2,397,916	2	4,314	-	4,316
Issuance of common stock in exchange for services	15,463	-	57	-	57
Issuance of stock options for payment of compensation	-	-	32	-	32
Issuance of common stock for payment of compensation	4,915	-	29	-	29
Issuance of warrant for services	-	-	117	-	117
Issuance of common stock upon option exercise	188,521	-	-	-	-
Stock-based compensation expense	-	-	357	-	357
Net loss	-	-	-	(24,022)	(24,022)
Balances at June 30, 2020	41,974,916	$41	$342,944	$(311,384)	$31,601

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

The Company is a clinical stage biopharmaceutical company, developing its portfolio of anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company is focusing its efforts on the development of its lead product candidate, lenzilumab, its proprietary Humaneered® anti-human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) monoclonal antibody. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize GM-CSF, a cytokine that the Company believes is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants. The Company believes the results from its Phase 3 study in COVID-19, its Phase 1b study in CAR-T, and four other clinical trials support the mechanism of action of lenzilumab.

On May 5, 2021, data from a Phase 3, multi-center, double-blind, placebo-controlled potential registrational trial of lenzilumab as a potential therapeutic for hospitalized, hypoxic patients with COVID-19 pneumonia was published on MedRxiv, a non-peer reviewed journal. The Company refers to this study as the “LIVE-AIR” study. Data from LIVE-AIR support the previously reported primary endpoint that demonstrated lenzilumab improved the likelihood of survival without ventilation, (“SWOV”), sometimes referred to as “ventilator-free survival”, by 54% in the modified intent-to-treat (“mITT”) population (Hazard Ratio, (“HR”): 1.54; 95%CI: 1.02-2.32, p=0.0403). SWOV also improved on a relative basis by 92% in subjects who received both corticosteroids and remdesivir (1.92; 1.20-3.07, nominal p=0.0067); by 3.04-fold in subjects with baseline C-reactive protein (“CRP”) levels <150 mg/L and age <85 years (3.04; 1.68–5.51, nominal p=0.0003). Survival was improved by 2.22-fold in subjects with baseline CRP<150 mg/L and age <85 years (nominal p=0.0337). Subjects with baseline CRP<150 mg/L and age <85 years demonstrated an improvement in survival and appeared to derive the greatest benefit from lenzilumab. An additional analysis of minority groups that are at greater risk of poor outcomes with COVID-19 demonstrated a nearly 9-fold relative improvement in SWOV in Black and African-American Subjects with CRP < 150 mg/L at baseline (HR: 8.90; 95%CI: 1.08-73.09, p=0.0418).

The Company submitted an application for Emergency Use Authorization (“EUA”) of lenzilumab to the U.S. Food and Drug Administration (“FDA”) at the end of May 2021. As requested by FDA, the EUA application included secondary endpoints and supplemental data analysis from LIVE-AIR as well as additional stability and compatibility information required for the Chemistry Manufacturing and Control (“CMC”) section of the EUA application. Since our initial submission of the application for EUA, we have responded to several requests from FDA regarding the application. There can be no assurance that the data the Company has submitted to FDA will be sufficient for an EUA, or that FDA will not require additional information in order to grant an EUA. No formal timelines exist for the FDA to complete their review of our EUA application and as a result we are unable to give guidance on the timing of a decision by the FDA. If the EUA is granted, the Company could begin to commercialize lenzilumab for the treatment of hospitalized COVID-19 patients. COVID-19 infections are widespread and as of July 31, 2021 in the U.S., there have been reported approximately 35 million cases, over 2.4 million hospitalizations and over 610 thousand deaths. Several vaccines have been developed which show efficacy to in excess of 90%; even with the improvements in the rollout of vaccinations in the U.S., significant and further incremental uptake of vaccines beyond current levels has been limited by vaccine hesitancy, educational messages which appear to be inadequate for certain populations and politicization surrounding vaccine policy. In addition, with the widespread emergence of numerous COVID-19 variants, particularly the Delta variant which appears to be more transmissible than other variants and has been shown to allow COVID-19 infections in patients who have been fully vaccinated, the Company believes the need for therapeutics to treat hospitalized COVID-19 patients will continue to exist.

The Company has been in discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the pharmaceuticals and biologics regulatory agency in the United Kingdom (“UK”), for the use of lenzilumab in hospitalized COVID-19 patients and initiated a rolling submission for a Conditional Marketing Authorization (“CMA”) in mid-June 2021. The Company anticipates the submission processes to the MHRA should be completed by September 30, 2021. The Company has also initiated the process for submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for the use of lenzilumab in the European Union and anticipates the appointment of rapporteurs in the near term. The Company anticipates that the submission processes to the EMA should be completed by the end of 2021.

Lenzilumab has been selected to be part of the ongoing Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”)-5 and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as ACTIV-5/BET-B, which is sponsored and funded by the National Institutes of Health (“NIH”). ACTIV-5/BET-B currently has over 32 active U.S. sites enrolling and has recently expanded to a potential of 70 sites. The study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients with a 1:1 randomization. In July 2021, NIH advanced the ACTIV-5/BET-B study to a Phase 2/3 study and amended the protocol in a manner that aligns with the design of the LIVE-AIR study. The amended ACTIV-5/BET-B study protocol now includes at least 400 patients overall. Humanigen is providing lenzilumab and assisting the NIH to achieve the timely completion of the study.

The Company intends to submit a Biologics License Application (“BLA”) to FDA for lenzilumab in the treatment of hospitalized COVID-19 patients. Since BLAs typically require more than one study, the Company plans to include the results of the expanded ACTIV-5/BET-B study as a basis for a BLA-confirmatory study for lenzilumab and believes data from ACTIV-5/BET-B, along with LIVE-AIR, should provide the sufficient size and statistical power typically required for a BLA to be submitted to FDA. If the ACTIV-5/BET-B data is favorable and the total number of patients is acceptable to FDA, the Company expects to submit the BLA in 2022.

Lenzilumab has been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to prevent CRS and neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) (NCT04314843), for which the Company announced positive results. In early 2022, the Company intends to initiate a randomized, multi-center, potentially registrational, Phase 2 study to evaluate the efficacy and safety of lenzilumab combined with all commercially available CD19 CAR-T therapies in DLBCL. The Company currently plans to enroll approximately 250 patients in the study beginning in 2022.

The Company also plans to commence a Phase 2/3 trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high and intermediate risk for acute GvHD (the “Risk Adapted Therapy in Acute GvHD” or the “RATinG” study). The study is expected to be conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom. It is anticipated the RATinG study will begin in the fourth quarter of 2021. The Company will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership.

In addition, the Company is in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide to conduct a Phase 2 Trial studying the efficacy of lenzilumab in combination with azacitadine in patients with chronic myelomonocytic leukemia (“CMML”). The study, (“PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M”) is anticipated to begin enrollment in the third quarter of 2021 and to include at least four sites in Australia. The Company will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. The Company has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to optimize them. Lenzilumab and the Company’s other two product candidates, ifabotuzumab and HGEN005, are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target but low immunogenicity. In addition, the Company believes its Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reactions.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the business.

Liquidity

The Company has been continuing to advance its efforts to develop lenzilumab for use in hospitalized COVID-19 pneumonia patients. As of June 30, 2021, the Company had cash and cash equivalents of $120.5 million. Together with potential additional draws under the Hercules Term Loan, discussed in further detail in Note 5 below, and potential revenues from the commercial sale of lenzilumab (if an EUA in the U.S. or CMA in the UK or EU is granted), the Company expects to be able to fund its planned operations and capital expenditure requirements, although it may pursue other funding options on an opportunistic basis to support its liquidity.

As discussed in further detail in Note 6 below, the Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to provide manufacturing, fill/finish and packaging services for lenzilumab, and is actively working with its existing and additional CMOs on further agreements to bolster its ability to supply lenzilumab in the event of receipt of an EUA or CMA or to be able to provide lenzilumab under other commercial programs. Most of these additional manufacturing agreements, such as those currently in place, are expected to require payment of upfront fees upon execution and further payments against performance of the manufacturing services to be provided, often over a lengthy performance period. Given the competitive environment, it is not possible for the Company to predict when it will be in a position to execute any additional manufacturing agreements, or to estimate the aggregate amount of potential future payments under such new agreements or the timing in which they may be made. If an EUA or CMA were granted, the Company expects to be able to satisfy the bulk of the cash requirements associated with its manufacturing commitments from revenues from the commercial sale of lenzilumab, supplemented as necessary with proceeds from the sale of its equity securities; potential additional draws under the Hercules Term Loan; upfront and milestone payments from licensees; and government funding or financial support, if offered.

The Company believes that its cash and cash equivalents and available borrowings will be sufficient to fund its planned operational requirements for at least the next 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. The Company has based these estimates on assumptions that may prove to be wrong, and its operating projections, including its projected net revenue following the potential receipt of an EUA or CMA for lenzilumab in COVID-19 patients, may change as a result of many currently unknown factors. As a result, the Company could deplete its available capital resources sooner than it currently expects, and a delay in obtaining or failure to obtain an EUA or CMA could further constrain its cash resources. If the Company is unable to raise additional capital when needed or on acceptable terms, it would be forced to delay, reduce or eliminate its research and development programs, manufacturing and commercialization efforts. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021 from those previously disclosed in its 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted No. ASU 2019-12 on January 1, 2021, which did not have any impact to the Company’s Condensed Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from U.S. GAAP, separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company early adopted the new guidance on January 1, 2021, using the modified retrospective approach. The adoption did not have any impact to the Company’s Condensed Consolidated Financial Statements.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2021	2020
Options to purchase common stock	4,113,958	3,303,339
Warrants to purchase common stock	51,238	108,239
Convertible debt	510,986	-
	4,676,182	3,411,578

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

As consideration for the license, the Licensee has agreed to pay the Company (i) an up-front license fee of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties), payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on achievement by the Company of two specified milestones in the U.S., of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021, and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that the Company will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

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

Since the provision of the license and the Services are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) which was met in the first quarter of 2021 and received in the second quarter of 2021, are being recognized as revenue ratably over the performance period through March 2023 (the “Performance Period”), the expected period over which the Company conservatively expects the Services to be performed with approval in the Territory expected by the end of March 2023. Therefore, in the three and six months ended June 30, 2021, the Company recognized license revenue totaling approximately $1.0 million and $1.5 million, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

5. Long-Term Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed a Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder, or the Term Loan. The Term Loan provides a loan in the aggregate principal amount of up to $80 million. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million.

In addition to the initial amount of $25.0 million, the Term Loan provides the Company with the potential for two additional tranches: a second tranche in the amount of $35.0 million or $25.0 million, which the Company may become entitled to draw through September 15, 2021 if it receives EUA for lenzilumab for the treatment of hospitalized patients with COVID-19 pneumonia; and a third tranche of $20.0 million which the Company may become entitled to draw through June 15, 2022, at the discretion of Hercules if the Company requests additional funding in support of the Company’s strategic initiatives.

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

Certain of the baskets for permitted investments and other exceptions to the covenants described above will increase in the event the Company raises more than $100.0 million in unrestricted net cash proceeds from one or more bona fide equity financings prior to March 31, 2022. (See Note 7 below for information relating to the Company’s 2021 underwritten public offering in this regard.) Further, the covenants in the loan agreement will not prohibit the Company from pursuing its strategy of entering into out-bound license agreements for lenzilumab that may be exclusive as to specific geographic regions outside the U.S., nor will the covenants prohibit the Company from entering into co-development or co-promotion or commercialization agreements relating to lenzilumab, so long as such agreements generally are negotiated on arm’s length and commercially reasonable terms.

While the Term Loan is outstanding, the lenders will have the right to convert a portion of the principal amount outstanding under the Term Loan (ranging from $5.0 million to $10.0 million in the aggregate) into shares of the Company’s common stock at a conversion price equal to $19.57 per share, subject to customary anti-dilution adjustments.

The following table summarizes the outstanding future payments of principal and interest associated with the Company’s Term Loan as of June 30, 2021 (in thousands):

2021	$1,112
2022	2,218
2023	10,800
2024	13,671
2025	5,153
Total payments	32,954
Less amount representing interest	(6,266)
Notes payable, gross	26,688
Less: Unamortized portion of EOT charge	(1,546)
Less: Unamortized discount on notes payable	(195)
Less: Unamortized debt issuance costs	(316)
Long-term debt	24,631
Less current maturities	-
Long-term debt, net of current maturities	$24,631

Interest expense related to the Term Loan, for both the three and six months ended June 30, 2021 was approximately $0.6 million and the effective interest rate was 9.0%.

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

The Company will pay Eversana fees and reimburse it for expenses in performing the services as established in applicable statements of work. Eversana has agreed to defer a portion of its fees pending the Company’s receipt of an EUA from FDA for lenzilumab for newly hospitalized and hypoxic COVID-19 patients. The Company has incurred a total of $3.7 million for Eversana activities performed through June 30, 2021, of which $3.2 million is included in Accrued expenses in the Condensed Consolidated Balance Sheets and for which payment has been deferred pending receipt of an EUA.

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

Manufacturing Agreements

The Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA in 2021. The Company has also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. As of June 30, 2021, the Company estimates that its commitments remaining to be incurred during 2021 will amount to approximately $123.6 million. The agreements contain customary cancellation clauses.

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

The reverse stock split was accounted for retroactively and is reflected in our common stock, stock option and warrant activity as of and during the period ended December 31, 2020, and the periods ended June 30, 2021 and 2020. Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

Controlled Equity Offering

On December 31, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could issue and sell from time-to-time shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. Through June 30, 2021, the Company issued and sold 1,796,858 shares of its common stock under the Sales Agreement for net proceeds of $36.1 million.

2021 Underwritten Public Offering

On March 30, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Credit Suisse Securities (USA) LLC and Cantor, as representatives of the several` underwriters (the “Underwriters”), in connection with the public offering of 5,000,000 shares of the Company’s common stock. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase an additional 750,000 shares of common stock. The initial sale of 5,000,000 shares closed on April 5, 2021. On May 3, 2021, the Company closed on the sale of an additional 427,017 shares of its common stock related to the exercise of the underwriters’ 30-day option. The net proceeds from this offering, after deducting underwriting discounts and offering costs were approximately $94.2 million.

8. Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2021 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	3,732,149	$5.57
Granted	963,240	$16.17
Exercised	(569,395)	$3.89
Cancelled (forfeited)	(11,932)	$3.33
Cancelled (expired)	(104)	$162.09
Outstanding at June 30, 2021	4,113,958	$8.29

The weighted average fair value of options granted during the six months ended June 30, 2021 was $13.31 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Exercise price	$14.99 - $20.68
Market value	$14.99 - $20.68
Expected term	6 years
Expected volatility	108% - 109%
Risk-free interest rate	1.04% - 1.08%
Expected dividend yield	-%

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$1,407	$295	$1,771	$506
Research and development	464	62	610	116
Total stock-based compensation	$1,871	$357	$2,381	$622

At June 30, 2021, the Company had $13.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.5 years.

9. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a clinical collaboration agreement with Kite, providing in part for conduct of a multi-center Phase 1b study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including DLBCL. On April 19, 2021, the Company announced positive preliminary data from this study. As a result of this positive preliminary data and the conclusion of the Phase 1b portion of the study, the Company elected to terminate the clinical collaboration agreement with Kite. The Company intends to initiate a randomized, multi-center, potentially registrational, Phase 2 study to evaluate the efficacy and safety of lenzilumab combined with all commercially available CD19 CAR-T therapies in DLBCL. Enrollment in the Phase 1b portion of the study is closed and the study itself shall be closed by the fourth quarter of 2021. The effective date of termination of the clinical collaboration with Kite shall be December 31, 2021. Until the Phase 1b portion of the study is terminated and the last subject transitioned onto the Kite long term follow up protocol, Humanigen and Kite will cooperate to ensure the orderly wind down of study activities. The Company is preparing to initiate a Company-sponsored Phase 2 study with all commercially available CD19 CAR-T therapies in DLBCL in early 2022.

Mayo Agreement

On June 19, 2019, the Company entered into an exclusive worldwide license agreement (the “Mayo Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) for certain technologies used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9 (“GM-CSFKO CAR-T”). The license covers various patent applications and know-how developed by Mayo in collaboration with the Company. These licensed technologies complement and broaden the Company’s position in the GM-CSF neutralization space and expand the Company’s discovery platform aimed at improving CAR-T to include gene-edited CAR-T cells.

Pursuant to the Mayo Agreement, the Company paid $0.2 million to Mayo in June 2020, which payment was accrued in Research and development expense in June 2019. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Zurich Agreement

On July 19, 2019, the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent or treat GvHD through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”).

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

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the U.S. Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab is being evaluated in the NIAID-sponsored ACTIV-5/BET-B in hospitalized patients with COVID-19. See Note 1 above for further information regarding ACTIV-5/BET-B.

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

10. Litigation

Savant Litigation

The Company is currently involved in litigation with Savant Neglected Diseases, LLC (“Savant”) in an action captioned Humanigen, Inc. v. Savant Neglected Diseases, LLC, C.A. No. N17C-07-068-PRW [CCLD]. In this litigation, the Company filed a complaint against Savant in the Superior Court of the State of Delaware, New Castle County (the “Superior Court”). The Company asserted breach of contract, declaratory judgment and fraudulent inducement claims against Savant arising under the Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”).

Subsequently, Savant filed a complaint against the Company and Madison Joint Venture LLC (“Madison”) in the Delaware Court of Chancery (the “Chancery Action”) seeking to “recover as damages amounts owed to it under the MDC Agreement, and to reclaim Savant’s intellectual property,” among other things. This action was subsequently consolidated with the Superior Court action.

On July 9, 2021, the Court issued a memorandum opinion resolving various summary judgment motions. In the opinion, the Court granted the Company’s motion for summary judgment on certain of Savant’s claims for breach of contract. Accordingly, Savant’s claims are now limited to breach of contract and fraudulent transfer claims. Savant’s summary judgment motion was denied in its entirety leaving Humanigen’s fraud and contract claims against Savant for trial.

On July 16, 2021, Humanigen moved for reargument of the Court’s summary judgment opinion concerning certain of Savant’s contract claims. Savant also moved for reargument on certain of its contract claims. Those motions are fully briefed.

The action is not currently set for trial, but the Company is prepared to defend itself vigorously and pursue all remedies available against Savant for breach of contract and fraud.

Private Placement Litigation

On June 15, 2020, a complaint was filed against the Company and Dr. Durrant in the Commercial Division of the Supreme Court of the State of New York. The case caption is Alliance Texas Holdings, LLC et al. v. Humanigen, Inc. et al., Index No. 652490/2020 (“Alliance Texas Holdings Case”). Dr. Durrant has been dismissed as an individual defendant in the case. The plaintiffs in the Alliance Texas Holdings Case comprise a group of 17 prospective investors introduced to Humanigen by Noble Capital Markets, Inc. (“Noble”), which had been engaged by the Company as a non-exclusive placement agent in connection with a private placement of its common stock (the “Private Placement”). The plaintiffs had indicated interest in purchasing shares of common stock in the Private Placement but, due to the strength of demand for shares from other prospective investors, the plaintiffs were not allocated any investment amount. The plaintiffs allege that the Company breached a contractual obligation to deliver shares of common stock to the plaintiffs. The plaintiffs seek to recover for losses due to the Company’s alleged failure to deliver shares to them and seek equitable relief in the form of specific performance.

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

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to, and potential timelines for, emergency use or conditional marketing authorizations, other regulatory approvals, and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q, and our subsequent current and periodic reports. Some additional factors that could cause actual results to differ include:

•	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;

•	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung and other organ and systems dysfunction resulting in some patients may indicate that cytokine release syndrome (“CRS”) or cytokine storm is caused by or results from something other than elevated granulocyte-macrophage colony-stimulating factor (“GM-CSF”) levels;

•	the possibility that FDA might not grant an Emergency Use Authorization (“EUA”) for lenzilumab in COVID-19 patients or, if one were granted, that its duration might be shorter than anticipated or the EUA might be conditioned to a greater degree than anticipated;

•	our ability to attain any conditional marketing authorization (“CMA”) for lenzilumab in COVID-19 patients in the United Kingdom, (“UK”), European Union (“EU”) or other markets outside the U.S.;

•	our ability to timely source adequate supply of bulk drug substance and bulk drug product for our development and if approved, commercial products from third-party manufacturers on which we depend;

•	the negative impact that may result from manufacturing delays due to displacement of scheduled production at certain of our Contract Manufacturing Organizations (“CMOs”) as mandated from Rated Orders issued under the Defense Production Act (“DPA”) or the shortage of raw materials and critical components we are experiencing and expect to continue to experience relating to Rated Orders and increased demand for production at our CMOs;

•	if an EUA or CMA is granted for lenzilumab, our ability to accurately forecast and predict future revenues in the U.S. and outside the U.S. coupled with our ability to produce sufficient quantities on a timely basis to meet demand;

•	our ability to research, develop and commercialize our product candidates, including our ability to do so before our competitors develop and commercialize competing products or alternative therapies or vaccines that may reduce the demand for our product candidates;

•	our ability to initiate a study of lenzilumab with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in diffuse large B-cell lymphoma (“DLBCL”);

•	the ability of partners to initiate and conduct the RATinG and PREACH-M studies of lenzilumab in patients at risk of acute Graft versus Host Disease (“aGvHD”) and chronic myelomonocytic leukemia (“CMML”), respectively, as currently contemplated;

•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;

•	our ability to enter into partnerships with potential collaborators with development, regulatory and commercialization expertise to enable us to pursue the other initiatives in our development pipeline;

•	our ability to attain the additional financing we may need to pursue our development initiatives, manufacturing requirements and commercialize our product candidates on favorable terms or at all;

•	the potential, if any, for future development of any of our present or future products;

•	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;

•	our ability to identify and develop additional uses for our products;

•	our ability to maintain licenses with third parties;

•	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;

•	the outcome of pending, threatened or future litigation;

•	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;

•	limitations and/or warnings in the label of an approved product candidate, or one that is granted an EUA or CMA, outside the U.S.;

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

Overview

Humanigen, Inc. is a clinical stage biopharmaceutical company, developing its portfolio of anti-inflammatory immunology and immuno-oncology monoclonal antibodies. We are focusing our efforts on the development of our lead product candidate, lenzilumab, our proprietary Humaneered® anti-human GM-CSF monoclonal antibody. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize GM-CSF, a cytokine that we believe is of critical importance in the hyperinflammatory cascade, sometimes referred to as CRS or cytokine storm, associated with COVID-19, CAR-T therapy and aGvHD associated with bone marrow transplants. We believe the results from our Phase 3 study in COVID-19, our Phase 1b study in CAR-T, and four other clinical trials support the mechanism of action of lenzilumab.

We believe that we have built a strong intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, aGvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

On May 5, 2021, data from a Phase 3, multi-center, double-blind, placebo-controlled potential registrational trial of lenzilumab as a potential therapeutic for hospitalized, hypoxic patients with COVID-19 pneumonia was published on MedRxiv, a non-peer reviewed journal. We refer to this study as the “LIVE-AIR” study. Data from LIVE-AIR support the previously reported primary endpoint that demonstrated lenzilumab improved the likelihood of survival without ventilation (“SWOV”), sometimes referred to as “ventilator-free survival”, by 54% in the modified intent-to-treat (“mITT”) population (Hazard Ratio, (“HR”): 1.54; 95%CI: 1.02-2.32, p=0.0403). SWOV also improved on a relative basis by 92% in subjects who received both corticosteroids and remdesivir (1.92; 1.20-3.07, nominal p=0.0067); by 3.04-fold in subjects with baseline C-reactive protein (“CRP”) levels <150 mg/L and age <85 years (3.04; 1.68–5.51, nominal p=0.0003). Survival was improved by 2.22-fold in subjects with baseline CRP<150 mg/L and age <85 years (nominal p=0.0337). Subjects with baseline CRP<150 mg/L and age <85 years demonstrated an improvement in survival and appeared to derive the greatest benefit from lenzilumab. An additional analysis of minority groups that are at greater risk of poor outcomes with COVID-19 demonstrated a nearly 9-fold relative improvement in SWOV in Black and African-American Subjects with CRP < 150 mg/L at baseline (HR: 8.90; 95%CI: 1.08-73.09, p=0.0418).

Lenzilumab is part of the Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”)-5 and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as ACTIV-5/BET-B, sponsored and funded by the National Institutes of Health (“NIH”). ACTIV-5/BET-B currently has over 32 active U.S. sites enrolling and has recently expanded to a potential of 70 sites. The study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients with 1:1 randomization. In July 2021, NIH advanced the ACTIV-5/BET-B study to a Phase 2/3 study and amended the protocol in a manner that aligns with the design of the LIVE-AIR study. The amended ACTIV-5/BET-B study protocol now includes at least 400 patients overall. Humanigen is providing lenzilumab and assisting NIH to achieve the timely completion of the study.

 We submitted an application for EUA of lenzilumab to FDA at the end of May 2021. As requested by FDA, the EUA application included secondary endpoints and supplemental data analysis from LIVE-AIR as well as additional stability and compatibility information required for the CMC section of the EUA application. Since our initial submission of the application for EUA, we have responded to several requests from FDA regarding the application. There can be no assurance that the data we have submitted to FDA will be sufficient for an EUA, or that FDA will not require additional information in order to grant an EUA. No formal timelines exist for the FDA to complete their review of our EUA application and as a result we are unable to give guidance on the timing of a decision by the FDA. If the EUA is granted, we could begin to commercialize lenzilumab for the treatment of hospitalized COVID-19 patients.

We have been in discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the pharmaceuticals and biologics regulatory agency in the United Kingdom, for the use of lenzilumab in hospitalized COVID-19 patients and we initiated a rolling submission for a CMA in mid-June 2021. We anticipate the submission processes to the MHRA should be completed by September 30, 2021. We have also initiated the process for submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for the use of lenzilumab in the European Union and anticipate the appointment of rapporteurs in the near term. We anticipate the submission processes to the EMA should be completed by the end of 2021.

We intend to submit a Biologics License Application (“BLA”) to FDA for lenzilumab in the treatment of hospitalized COVID-19 patients. Since BLAs typically require more than one study, we plan to include the results of the expanded ACTIV-5/BET-B study as a basis for a BLA-confirmatory study for lenzilumab and believe data from ACTIV-5/BET-B, along with LIVE-AIR, should provide the sufficient size and statistical power typically required for a BLA to be submitted to FDA. If the ACTIV-5/BET-B data is favorable and the total number of patients is acceptable to FDA, we expect to submit the BLA in 2022.

Lenzilumab has also been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to prevent CRS and neurotoxicity in patients with relapsed or refractory DLBCL (NCT04314843), for which we recently announced positive results. In early 2022, we intend to initiate a randomized, multi-center, potentially registrational, Phase 2 study to evaluate the efficacy and safety of lenzilumab combined with all commercially available CD19 CAR-T therapies in DLBCL. We cuurently plan to enroll approximately 250 patients in the study beginning in 2022.

We also plan to commence a Phase 2/3 trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high and intermediate risk for aGvHD (the “RATinG” study). The study is expected to be conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom, and to begin enrollment in the fourth quarter of 2021. We will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership.

In addition, we are in partnership with SAHMRI and the University of Adelaide to conduct a Phase 2 Trial studying the efficacy of lenzilumab in combination with azacitadine in patients with CMML. This study, PREACH-M, is anticipated to begin enrollment in the third quarter of 2021 and to include at least four sites in Australia. We will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

Our proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. We have developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied our Humaneered technology to optimize them. Lenzilumab and our other two product candidates, ifabotuzumab and HGEN005, are Humaneered monoclonal antibodies. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target but low immunogenicity. In addition, we believe our Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reactions.

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

On April 10, 2021, we presented top-line results from the Phase 1 safety and bioimaging trial of ifabotuzumab in patients with GBM at the American Association for Cancer Research 2021 Annual Meeting. The Phase 1 study primarily sought to determine the safety and recommended Phase 2 dose of ifabotuzumab in patients with GBM, the most frequent and lethal primary brain neoplasm, with 5-year survival rates of 10%. It is estimated there are more than 18,000 deaths from brain cancer annually in the U.S. The results of the study show in all patients for both doses, that ifabotuzumab demonstrates highly sensitive, specific, and reproducible targeting of the tumor and tumor microenvironment. There were no dose-limiting toxicities observed and all adverse events were readily manageable. Additional studies are being planned to evaluate ifabotuzumab as an ADC in patients with solid tumors, such as lung, colon, breast, prostate, melanoma and pancreatic cancer.

HGEN005

HGEN005 is a Humaneered monoclonal antibody which targets EMR1, and in which the antibody carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. A major limitation of current eosinophil-targeted therapies is incomplete depletion of tissue eosinophils and/or lack of cell selectivity. In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced NK killing of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. In 2020, we engaged with NIH to discuss expanding the initial work they have conducted utilizing HGEN005. The development of HGEN005 is on hold while we focus on lenzilumab and ifabotuzmab.

Except for the potential of lenzilumab for COVID-19 under an EUA or CMA outside the U.S., our product candidates are in the clinical stage of development and will require substantial time, resources, research and development, and regulatory approval prior to commercialization. Furthermore, it may be years before any of our products are approved for use, if at all. Our current pipeline is depicted below:

Recent Developments

In May 2021, we entered into a manufacturing services agreement with Chime Biologics (“Chime”), a contract development and manufacturing organization (“CMO”), to produce lenzilumab bulk drug substance and drug product for Humanigen for commercial sale following receipt of the requisite regulatory authorizations or approvals in regions outside of the United States including Europe, the United Kingdom, India and Brazil. Technical transfer work has already begun, and commercial product is planned to be available from Chime in 2022.

Also in May 2021, researchers at the Mayo Clinic presented their research entitled, “GM-CSF disruption in CAR-T cells ameliorates CAR-T cell activation and reduces activation-induced cell death”, which demonstrated that CRISPR/Cas9 GM-CSF knock-out in CAR-T cells (“GM-CSFKO CAR-T”) dampens CAR-T cell early activation and reduces activation-induced cell death (“AICD”), resulting in enhanced antigen-specific T-cell expansion in vivo. The modulation of intrinsic pathways is not due to an off-target effect and provides additional mechanistic rationale for the improved anti-tumor activity observed with GM-CSFKO CAR-T. We believe these findings highlight the intrinsic value of GM-CSFKO CAR-T as a novel, potentially more effective and less toxic platform to enhance current CAR-T cell therapies.

On May 28, 2021, we announced that we had submitted an application to FDA requesting EUA for lenzilumab for the treatment of patients hospitalized with COVID-19. This EUA application follows positive results from the LIVE-AIR Phase 3 clinical trial evaluating the ability of lenzilumab to improve the likelihood of survival without ventilation in newly hospitalized COVID-19 patients.

In mid-June 2021, we announced we had initiated a rolling review submission for a CMA by the MHRA for lenzilumab. We anticipate that the submission processes to the MHRA should be completed by September 30, 2021. We have also initiated the process for submission of an MAA to the EMA for the use of lenzilumab in the European Union and anticipate the appointment of rapporteurs in the near term. We anticipate that the submission processes to the EMA should be completed by the end of 2021.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form 10-K, filed with the SEC on March 10, 2021.

Results of Operations

At June 30, 2021, we had an accumulated deficit of $510.8 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Revenue:
License revenue	$1,036	$-	$1,036	100	$1,522	$-	$1,522	100
Total revenue	1,036	-	1,036		1,522	-	1,522

Operating expenses:
Research and development	63,012	21,143	41,869	198	122,946	21,802	101,144	464
General and administrative	8,076	1,956	6,120	313	13,024	3,354	9,670	288
Total operating expenses	71,088	23,099	47,989	208	135,970	25,156	110,814	441

Loss from operations	(70,052)	(23,099)	46,953	203	(134,448)	(25,156)	109,292	434

Other expense:
Interest expense	(746)	(923)	(177)	(19)	(765)	(1,333)	(568)	(43)
Other expense	(5)	-	5	100	(1,157)	-	1,157	100
Net loss	$(70,803)	$(24,022)	$46,781	195	$(136,370)	$(26,489)	$109,881	415

Revenue

Revenue represents license revenue under the license agreement (the “South Korea Agreement”) with KPM Tech and its affiliate, Telcon, (together with KPM, the “Licensee”).

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

Research and development expenses increased by $41.9 million from $21.1 million for the three months ended June 30, 2020 to $63.0 million for the three months ended June 30, 2021. The increase is primarily due to an increase of $40.0 million in lenzilumab manufacturing costs. We expect our development costs will continue to increase throughout 2021 as a result of securing additional manufacturing capacity, the production of lenzilumab for commercial use and preparation of the materials necessary to file for the required regulatory approvals in the UK and Europe.

Research and development expenses increased by $101.1 million from $21.8 million for the six months ended June 30, 2020 to $122.9 million for the six months ended June 30, 2021. The increase is primarily due to an increase of $89.7 million in lenzilumab manufacturing costs and $5.5 million in clinical trial expenses related to the COVID-19 trial, which began in May 2020.

 The following table shows our total research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
External Costs
Lenzilumab	$61,913	$20,869	$121,139	$21,352
Ifabotuzumab	25	25	50	50
Internal costs	1,074	249	1,757	400
Total research and development	$63,012	$21,143	$122,946	$21,802

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, consulting, audit and tax services, public, governmental and investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses increased by $6.1 million from $2.0 million for the three months ended June 30, 2020, to $8.1 million for the three months ended June 30, 2021. The increase for the three months ended June 30, 2021, is primarily due to increases in consulting and other professional services fees of $3.2 million, and personnel-related expenses of $1.9 million, including non-cash stock-based compensation expense of $1.1 million, attributable to new hires since the first quarter of 2020, public and investor relations expenses of $0.5 million, and other net increases in general and administrative expenses of $0.5 million, all in support of our increased operating activities to support the submission of an EUA for COVID-19 and prepare for potential commercialization of lenzilumab.

General and administrative expenses increased by $9.6 million from $3.4 million for the six months ended June 30, 2020, to $13.0 million for the six months ended June 30, 2021. The increase for the six months ended June 30, 2021, is primarily due to increases in consulting and other professional services fees of $5.0 million, personnel-related expenses of $2.8 million, including non-cash stock-based compensation expense of $1.3 million, attributable to new hires since the first quarter of 2020, public and investor relations expenses of $1.0 million, and other net increases in general and administrative expenses of $0.8 million, all in support of our increased operating activities to support the trial for COVID-19 and prepare for potential commercialization of lenzilumab. We expect our overall general and administrative costs to increase in 2021 as we continue to scale our support operations in preparation for potential commercialization under an EUA or CMA outside the U.S.

Interest Expense

Interest expense decreased $0.2 million to $0.7 million for the three months ended June 30, 2021 and decreased $0.6 million to $0.8 million for the six months ended June 30, 2021, reflecting the payoff of substantially all of our debt with proceeds from the private placement of our common stock in June 2020. On March 29, 2021, we borrowed $25.0 million under a term loan with Hercules Capital, Inc. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Other Expense

Other expense was minor for the three months ended June 30, 2021 and increased by $1.2 million for the six months ended June 30, 2021, primarily due to litigation costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and more recently, with the proceeds under the South Korea Agreement. Specifically, under the South Korea Agreement, we received a $6.0 million upfront payment (or $4.5 million, net of withholding taxes and other fees and royalties) in the fourth quarter of 2020 and the first milestone payment of $6.0 million (or $4.5 million, net of withholding taxes and other fees and royalties) which was met in the first quarter of 2021 and received in the second quarter of 2021. In the second quarter of 2021, we sold an aggregate of 5,427,017 shares of our common stock in connection with an underwritten public offering, raising net proceeds of approximately $94.2 million after deducting underwriting discounts and offering costs. At June 30, 2021, we had cash and cash equivalents of $120.5 million.

Primary Sources and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(103,784)	$(22,614)
Financing activities	156,583	64,200
Net increase in cash and cash equivalents	$52,799	$41,586

Net cash used in operating activities was $103.8 million and $22.6 million for the six months ended June 30, 2021 and 2020, respectively. Cash used in operating activities of $103.8 million for the six months ended June 30, 2021, primarily related to our net loss of $136.4 million, adjusted for non-cash items, such as $2.4 million in stock-based compensation, and a net increase in operating assets and liabilities of $30.0 million. Cash used in operating activities of $22.6 million for the six months ended June 30, 2020 primarily related to our net loss of $26.5 million, adjusted for non-cash items, such as $0.6 million in stock-based compensation, and $0.7 million in interest expense, and a net increase in operating assets and liabilities of $2.4 million.

Net cash provided by financing activities was $156.6 million for the six months ended June 30, 2021 and consists primarily of net proceeds of approximately $94.2 million related to the sale of 5,427,017 shares of our common stock in connection with an underwritten public offering, $36.1 million received from the issuance of common stock in connection with the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), $24.4 million in net proceeds received from the Term Loan, and $1.9 million received from the exercise of stock options.

Net cash provided by financing activities was $64.2 million for the six months ended June 30, 2020 and consisted primarily of $67.0 million received from the issuance of common stock in the June 2020 private placement with certain accredited investors, $0.5 million received from the March 2020 issuance of two convertible redeemable promissory notes, $0.3 million received from the April 2020 issuance of two short-term, secured bridge notes, and $0.1 million received from the issuance of common stock under an equity line of credit, offset by $0.5 million for the payoff of the March 2020 convertible redeemable promissory notes, $2.4 million for the payoff of the outstanding short-term, secured bridge notes issued in June 2019, November 2019, and April 2020, and $0.8 million for the payoff of certain outstanding notes payable to vendors.

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. During the period from January 1, 2021 through June 30, 2021, we issued and sold 1,796,858 shares of our common stock under the Sales Agreement, raising net proceeds of $36.1 million.

2021 Underwritten Public Offering

On March 30, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Credit Suisse Securities (USA) LLC and Cantor, as representatives of the several underwriters, in connection with the public offering of 5,000,000 shares of our common stock. In addition, we granted the underwriters a 30-day option to purchase an additional 750,000 shares of our common stock. The initial offering closed on April 5, 2021. On May 3, 2021, we closed on the sale of an additional 427,017 shares of our common stock related to the exercise of the underwriters’ 30-day option. The aggregate gross proceeds from the sale of the 5,427,017 shares in the offering, inclusive of the additional shares purchased by the underwriters, were approximately $100.4 million. The net proceeds from this offering, after deducting underwriting discounts and offering costs, were approximately $94.2 million.

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

Liquidity

We continue to advance our efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 pneumonia patients. As of June 30, 2021, we had cash and cash equivalents of $120.5 million. Together with potential additional draws under the Term Loan, and potential revenues from the commercial sale of lenzilumab (if an EUA or CMA is granted), we expect to be able to fund our planned operations and capital expenditure requirements in the near-term, although we may pursue other funding options on an opportunistic basis to support our liquidity.

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

Capital Commitments and Capital Resources

We submitted an application for EUA for lenzilumab at the end of May 2021. If the EUA is granted, we could begin to commercialize lenzilumab, subject to the terms and conditions of such EUA, for the treatment of newly hospitalized COVID-19 pneumonia patients. We submitted an application for a CMA in the UK in June 2021 and have begun submission for CMA in the European Union.

To support our application for EUA and the potential launch of lenzilumab under an EUA, we have entered into agreements with several organizations for clinical trial services, contract manufacturing services and commercialization services, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1. Business—Manufacturing and Raw Materials.” We expect to be able to fund the cash commitments related to these agreements from our cash and cash equivalents of $120.5 million as of June 30, 2021, together with potential additional draws under our Term Loan, and revenues from the commercial sale of lenzilumab (if an EUA or CMA were granted), although we may pursue other funding options on an opportunistic basis to support our liquidity.

As discussed in further detail in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we have entered into agreements with several CMOs to provide manufacturing, fill/finish and packaging services for lenzilumab, and we are actively working with our existing and additional CMOs on additional agreements to bolster our ability to supply lenzilumab in the event of receipt of EUA or CMA. Most of these existing and prospective manufacturing agreements required, or are expected to require, payment of upfront fees upon execution and further payments against performance of the manufacturing services to be provided, often over a lengthy performance period. As of June 30, 2021, we estimate that our commitments remaining to be incurred under our existing manufacturing agreements will amount to approximately $123.6 million. Given the competitive environment, it is not possible for us to predict when we will be in position to execute any additional manufacturing agreements, or to estimate the aggregate amount of potential future payments under such new agreements or the timing in which they may be made. If an EUA or CMA were granted, we expect to be able to satisfy the bulk of the cash requirements associated with our manufacturing commitments from revenues from the commercial sale of lenzilumab, supplemented as necessary with proceeds from the sale of our equity securities; the incurrence of debt; upfront and milestone payments from licensees; and government funding or financial support, if offered.

While our contract manufacturing agreements specify maximum payment terms, they also generally contain standard terms that provide us the right to cancel pending orders prior to the initiation of manufacturing and, if the manufacturer is able to fill the manufacturing slots with other products, to do so with limited further payment obligations to the manufacturers. Accordingly, in the event we do not receive an EUA or CMA, we would seek to terminate these agreements and related commitments. Given our sense of the demand for biologic manufacturing, sterile fill/finish capacity and the materials and components required, in the event of cancellation of production orders, we believe, the spending under these agreements would be limited.

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

We will pay Eversana fees and reimburse it for expenses in performing the services as established in applicable statements of work. Eversana has agreed to defer its fees pending our receipt of an EUA from FDA for lenzilumab for hospitalized and hypoxic COVID-19 patients. We have incurred a total of $3.7 million for Eversana activities performed through June 30, 2021, of which $3.2 million is included in Accrued expenses in the Condensed Consolidated Balance Sheets and for which payment has been deferred pending receipt of an EUA.

Manufacturing Agreements

We have entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for our lenzilumab clinical trial activities in COVID-19 as well as to manufacture BDS and DP for a potential launch of lenzilumab in anticipation of an EUA in 2021. We have also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. As of June 30, 2021, we estimate that our commitments remaining to be incurred during 2021 will amount to approximately $123.6 million. The agreements contain customary cancellation clauses.

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the three and six months ended June 30, 2021.

Item 1A.	Risk Factors.

Risk Factor Summary

The following summary highlights the material risks that may affect our business, operating results, financial condition and prospects, as more fully described in the pages that follow this summary.

•	If our competitors receive FDA approval for treatments or vaccines for COVID-19, our commercial opportunity may be reduced or eliminated, if, and to the extent that, such treatments directly compete for the same segment of patients that lenzilumab targets or indirectly compete for the same patients by preventing hospitalization.
•	We face risks related to the development, manufacturing and distribution of lenzilumab as a treatment for COVID-19, which has not been granted an EUA or CMA or approved by FDA or MHRA. We cannot provide any assurance that lenzilumab will receive an EUA or CMA or be approved by FDA or MHRA.
•	Manufacturing problems at our third-party manufacturers or their requirements to displace our reserved manufacturing slots to comply with government orders could cause inventory shortages and delay or impair our ability to obtain an EUA, CMA or BLA or other regulatory approval or delay shipments of lenzilumab for commercial use, which may adversely affect our results of operations.
•	We may not be able to obtain materials or supplies necessary to conduct clinical trials or, following requisite regulatory authorizations or approvals, to manufacture and sell our products, which could limit our ability to generate revenues.
•	If an EUA or CMA is granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.
•	There can be no assurance that lenzilumab, even if approved, would ever become profitable, due to government or healthcare provider or payer interest and public perception regarding vaccines and treatments for COVID-19 related complications. Competing products that are subsequently developed also may diminish demand for lenzilumab or impair its profitability.
•	The regulatory pathway for lenzilumab is highly dynamic and continues to evolve and may result in unexpected or unforeseen challenges. It may also be affected by the duration and the impact of the COVID-19 pandemic.
•	We currently have no internal sales and marketing capabilities and will rely on partners such as Eversana and other third parties to market and sell lenzilumab if we attain an EUA or other regulatory approval for its commercialization, and any product candidates we may successfully develop. We or they may not be able to effectively market and sell any such product candidates.
•	We may experience significant volatility in the market price of our common stock following announcements and releases regarding our ongoing development of lenzilumab as a potential COVID-19 therapy.
•	We have a history of operating losses and we may never become profitable.
•	We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.
•	The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain and, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop.
•	Our business could target benefits from various regulatory incentives, such as EUA, orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these incentives.
•	We may experience delays in commencing or conducting our planned or contemplated clinical trials, several of which are being led by third parties whose actions we cannot control, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us, delay our ability to generate product candidate revenue or, ultimately, render us unable to complete the development and commercialization of our product candidates.
•	We face risks associated with clinical operations abroad and we may not be able to receive CMA, or other approvals, for lenzilumab in COVID-19 patients in markets outside the U.S.
•	If our competitors develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, or if FDA approves generic or biosimilar competitors to our products post-approval, our commercial opportunity will be reduced or eliminated.

•	We may encounter difficulties in managing our growth and expanding our operations successfully.
•	Even if we are able to obtain regulatory approval for our product candidates, we will continue to be subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
•	Currently pending, threatened or future litigation or governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.
•	We may not be able to protect our intellectual property rights in the U.S. and throughout the world.
•	Our stock price is volatile and purchasers of our common stock could incur substantial losses.
•	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

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

In December 2019, an outbreak of the respiratory illness COVID-19 caused by a strain of novel coronavirus, SARS-Cov-2, was first reported in China. The COVID-19 outbreak has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. COVID-19 infections are widespread and as of July 31, 2021, in the U.S., there have been reported approximately 35 million cases, over 2.4 million hospitalizations and over 610 thousand deaths. Several vaccines have been developed which show efficacy to in excess of 90%, however the rollout of inoculations and the emergence of numerous COVID-19 variants lead us to believe the need for therapeutics to treat COVID-19 currently exists and will continue to exist for the next several years. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

On October 22, 2020, FDA approved remdesivir for use in adult and certain pediatric patients for the treatment of COVID-19 requiring hospitalization. Remdesivir appears to improve Time to Recovery (“TTR”) but not survival. Baricitinib has also been authorized for use without remdesivir for the treatment of COVID-19. Baricitinib may not be used with corticosteroids. Tocilizumab has also been authorized for use with corticosteroids for the treatment of COVID-19. Several neutralizing antibodies have been approved to prevent progression in the early stages of infection. Three vaccines have been authorized by FDA with efficacy rates ranging from less than 50% in certain populations to in excess of 90%. There are numerous other companies working on therapies to treat COVID-19 and/or vaccines to prevent or treat COVID-19, including oral antiviral compounds. If additional competing therapies are approved, such approval could have a material adverse impact on our ability to attain regulatory approvals needed to commercialize lenzilumab as a therapy for COVID-19. The speed at which all parties are acting to create and test many treatments and vaccines for COVID-19 is unusual and evolving or changing plans or priorities within FDA and other branches of the U.S. government involved in the fight against the pandemic, including changes based on new knowledge of COVID-19 and new COVID-19 variants, may significantly affect the regulatory timeline for lenzilumab. In addition, there are numerous clinical trial programs in progress for COVID-19 therapies which are all competing for largely the same patient population for enrollment. This problem is exacerbated by changing rates of infection and spread, which make it challenging to ensure there are sufficient centers and patients to be enrolled in additional studies. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

The scientific rationale behind the hypothesis that GM-CSF is a cause, or the main cause, of the cytokine storm that leads to adverse results in COVID-19 patients is still being tested and may not prove accurate.

The hypothesis that elevated GM-CSF levels may contribute to cytokine storm-induced immune mechanisms that places patients at greater risk of ICU admission and mortality with the current pandemic strain of coronavirus is unproven. While a paper published in Science Immunology attributed GM-CSF to be a key factor in COVID-19, additional clinical data may be needed to confirm the role of GM-CSF in patients with COVID-19. Certain additional data on the role of GM-CSF are also the subject of publications as well as pre-publication papers that have not been peer-reviewed and may not be substantiated. If this hypothesis is not ultimately proven through clinical trials which are underway, the potential for lenzilumab to play a meaningful role in a COVID-19 therapy likely would decrease or be eliminated. We cannot assure you that our exploratory efforts in this respect will be fruitful.

We face risks related to the development, manufacturing and distribution of lenzilumab as a treatment for COVID-19, which has not been granted an EUA or approved by FDA. We cannot provide any assurance that lenzilumab will receive an EUA or be approved by FDA.

While we achieved favorable results in our Phase 3 multi-center, randomized, placebo-controlled, double-blinded, clinical trial (“LIVE-AIR”) of lenzilumab as a potential treatment for COVID-19, there is no assurance of favorable results from future clinical trials, including the NIH sponsored ACTIV-5/BET-B or any other studies we may initiate.

FDA requested that our EUA application for lenzilumab include secondary endpoints and supplemental data analysis from LIVE-AIR study, as well as additional stability and compatibility information required for the CMC section of the EUA application. There can be no assurance that the data we submitted will be sufficient for an EUA or that FDA will not require additional information in order to grant an EUA. It is also possible that FDA and other regulatory authorities may not grant an EUA or subsequently approve lenzilumab for the treatment of COVID-19, or that any such EUA or approval, if granted, may have significant limitations on its use. Widespread uptake of a safe, effective, scalable and affordable vaccine may have a negative impact on the demand for lenzilumab over the long term, even if an EUA or approval were issued, although substantial numbers of patients may continue to be hospitalized until there is widespread vaccination/herd immunity, notwithstanding the impact of current and future variants.

Furthermore, even if an EUA were granted to permit lenzilumab to be commercialized for use in the treatment of COVID-19, the authorization is only in effect while it is determined that a “Public Health Emergency” is still underway and might be expressly conditioned or limited by FDA. An EUA does not take the place of the formal BLA submission, review and approval process.

We intend to submit a BLA to FDA in 2022 for the use of lenzilumab in hospitalized COVID-19 patients. Since BLAs typically require more than one study, we are currently evaluating the extent to which the results of the expanded ACTIV-5/BET-B study may serve as a basis for a BLA-confirmatory study for lenzilumab. There can be no assurance that the ACTIV-5/BET-B data will be sufficient for a BLA or that FDA will not require additional information, including additional clinical trials, in order to grant a BLA. Furthermore, there is no assurance of favorable results from the ongoing ACTIV-5/BET-B clinical trial, or that this trial will be completed in anticipated timelines or at all. It is also possible that FDA and other regulatory authorities may not approve lenzilumab for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, we may make a strategic decision to discontinue development of lenzilumab in this indication if other parties are successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize lenzilumab for use in COVID-19 patients or realize a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

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

Interim, top-line or preliminary data from our clinical trials that we announce or publish from time-to-time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time-to-time, we may publicly disclose preliminary, “top-line” or other data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, such results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line, or preliminary data should be viewed with caution until the final data are available and such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between such data and final data could significantly harm our business prospects. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of shares of our common stock.

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

If an EUA, CMA or other approval is granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.

We may be unable to accurately predict demand for lenzilumab, or other approved or unapproved products for COVID-19, as demand depends on a number of factors, including rollout and effectiveness of approved vaccines, competing drug products and other treatments that may be developed for COVID-19 and other illnesses and conditions and federal and state social measures design to slow the spread of COVID-19. If lenzilumab is authorized for commercial use, we may be unsuccessful in estimating user demand and may not be effective in matching inventory levels and locations to actual end user demand, in particular if the COVID-19 pandemic, including emerging variants, is effectively contained or the risk of patients being hospitalized as a result of coronavirus infection is significantly diminished. In addition, adverse changes in economic conditions, increased competition, including through approved vaccines or other therapeutic, or other factors may cause hospitals or other users or distributors of lenzilumab to reduce inventories of our products, which would reduce their orders for lenzilumab, even if end user demand has not changed. As a result, even if lenzilumab receives an EUA or BLA approval for use in COVID-19 patients, our revenues may be difficult to predict and vulnerable to extreme fluctuations.

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

Because the path to marketing approval of any treatment or vaccine for COVID-19 is unclear, lenzilumab may be widely used and in circulation in the U.S. or another country prior to our receipt of marketing approval. Unexpected safety issues, including any that we have not yet observed in our Phase 3 clinical trial for lenzilumab, could lead to patient harm and significant reputational damage to us and our platforms going forward and other issues, including delays in our other programs, the need for re-design of our clinical trial and the need for significant additional financial resources.

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

We have incurred net losses in nearly every year since our inception. For the six months ended June 30, 2021, we incurred a net loss of $136.4 million, and we have an accumulated deficit of $510.8 million as of June 30, 2021. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees, $1.5 million of which was recognized in the first six months of 2021. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a delay in obtaining or failure to obtain an EUA could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue following the potential receipt of an EUA for lenzilumab in COVID-19 patients, which may not be granted on the assumed timeline, or at all, may change as a result of many factors currently unknown to us.

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

We have a limited pipeline of product candidates and we do not plan to conduct active research at this time for discovery of new molecules or antibodies. We depend on the successful continued development and regulatory approval of our current product candidates for our future business success. Since the fall of 2017, our primary focus has been the clinical development of lenzilumab. We are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies, as well as working to develop ifabotuzumab and related products. We will need to successfully enroll and complete clinical trials of lenzilumab and ifabotuzumab, and potentially obtain regulatory approval to market these products. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not be able to enroll adequate numbers of eligible patients in the clinical trials we propose to conduct, whether alone or through collaborations, including the collaboration with NIH, the IMPACT Partnership, SAHMRI and the University of Adelaide and other partnerships;
•	we may not have sufficient financial and other resources to fund our clinical trials or collaborations;
•	we may not be able to provide acceptable evidence of safety and efficacy for our product candidates;
•	the results of our clinical trials or collaborations may not meet the level of statistical or clinical significance, or product safety, required to move to the next stage of development or, ultimately, obtain marketing approval from FDA;
•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

We are seeking to advance the development of lenzilumab to address, among other things, the serious and potentially fatal side effects associated with CAR-T therapies and to improve the efficacy of these treatments. We are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies. Although five CAR-T therapies have been approved by FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, major operators of hospitals and clinics, and patients of the product candidate as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including in use outside the approved indications;
•	competitive approaches to tackle similar issues;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by payers;
•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	the ability to manage any unfavorable publicity relating to the product candidate.

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

In recent years, several biotechnology companies describing business plans focusing on development of CAR-T therapies have completed or announced they are pursuing initial public offerings (“IPOs”). Several of these companies have described their belief that their therapies will not result in the same level of CRS or NT as has been experienced in use of previously FDA-approved CAR-T therapies. While these products are in early-stage development, the data is limited and these products have not yet been approved for use by FDA, if any such product were also proven equally efficacious and subsequently approved, the market for lenzilumab may not develop or grow as anticipated. Recently, FDA approved Breyanzi™, (liso-cel), a new CAR-T cell therapy for adults with relapsed or refractory Large B-cell Lymphoma. Grade ≥3 cytokine release syndrome and Grade ≥3 neurologic toxicities following Breyanzi treatment occurred in 4% and 12% of patients, respectively. If new CAR-T therapies with lower occurrences of CRS and NT are approved, the market for lenzilumab in conjunction with CAR-T therapy may be diminished. Any such failure of a market for lenzilumab to develop could adversely affect our stock price. In addition, if new CAR-T therapies that offer improved efficacy, either with or without improved safety, the market for lenzilumab in conjunction with CAR-T therapy may be diminished.

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

Our primary focus is developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005. We are also currently developing our GM-CSF knockout gene-editing CAR-T platform to create next-generation CAR-T therapies that preserve the benefits of CAR-T therapy while altogether avoiding its serious and potentially life-threatening side-effects. Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though our executives have had relevant experience at other companies. We currently have thirteen full-time employees and therefore are heavily dependent on external consultants and expert vendors for scientific, contract manufacturing and regulatory expertise. To execute our business plan we will need to successfully:

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

We have relied and may in the future rely on third parties to conduct and sponsor clinical trials relating to lenzilumab, our GM-CSF gene knockout platform and our other immunotherapy product candidates, ifabotuzumab and HGEN005. Such ISTs may provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, but we do not control the design or conduct of the ISTs, and it is possible that FDA or non-U.S. regulatory authorities will not view these ISTs as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by FDA in the U.S. and by comparable authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval or other authorization, such as EUA, from FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change, and FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

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

 We face risks associated with clinical operations abroad, which may adversely affect our financial condition and results of operations, and we may not be able to receive conditional marketing or other approvals for lenzilumab in COVID-19 patients in markets outside the U.S.

The Mexican regulatory agency, COFEPRIS, granted us permission to expand the Phase 3 study of lenzilumab in patients with COVID-19 in Mexico. We did not open any sites in Mexico or enroll any patients in that country; however, we may do so in the future. Partners also are conducting or planning to conduct clinical trials involving lenzilumab in Korea and Australia, as well as potentially in other countries in patients with COVID-19 and other indications. In addition, we are working to seek CMA for lenzilumab in hospitalized COVID-19 patients in the European Union and the United Kingdom. We have not received any authorization or approval to sell lenzilumab in any country but would expect to commence commercial operations, through a partner or on our own, only after such authorization or approval were received. As with our development programs in the U.S., our product candidates must be approved for marketing and sale by regulatory authorities in each jurisdiction to which we may apply for approval and, once approved, are subject to extensive regulation by regulatory agencies in other countries. We anticipate that we may file for marketing approval in additional countries and for additional indications and products over the next several years. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved by any foreign regulators or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.

International operations involve risks that are different from those faced in the U.S. and would subject us to complex and frequently changing laws and regulations, including differing labor laws, such as the United Kingdom (“UK”) Modern Slavery Act. In addition, operations abroad are accompanied by certain financial, political, economic and other risks, including those listed below:

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

We are, or may from time-to-time become, involved in lawsuits and other legal or governmental proceedings. See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding currently pending litigation that could have a material impact on us. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

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

On March 10, 2021, we entered into the Loan and Security Agreement with Hercules Capital, Inc. (the “Term Loan”). As of June 30, 2021, we had approximately $24.6 million of accrued debt under the Term Loan. The Term Loan has a scheduled maturity date of March 1, 2025, and is secured by a first priority security interest in substantially all of our assets. The Term Loan contains, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The Term Loan includes covenants that, among other things, restrict our ability to (i) declare dividends or redeem or repurchase equity interests; (ii) incur additional liens; (iii) make loans and investments; (iv) incur additional indebtedness; (v) engage in mergers, acquisitions, and asset sales; (vi) transact with affiliates; (vii) undergo a change in control; (viii) add or change business locations; and (ix) engage in businesses that are not related to our existing business. The Term Loan also requires that we at all times maintain unrestricted cash of not less than $10.0 million, which amount may be increased to $20.0 million if we borrow the second tranche of the Term Loan.

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

We have also entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which we may issue and sell from time-to-time shares of common stock through Cantor, as sales agent. Through June 30, 2021, we issued and sold 1,796,858 shares of its common stock under the Sales Agreement for net proceeds of $36.1 million. Sales of a substantial number of shares under the Sales Agreement, or the perception that those sales may occur, could cause the market price of our common stock to decline.

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

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders. Our directors, executive officers, and the other holders of more than 5% of our common stock together with their affiliates beneficially owned approximately 23.6% of our common stock as of June 30, 2021.

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

The market price of our common stock may fluctuate significantly in response to a number of factors. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	the U.S. Government ending the Public Health Emergency declared for the COVID-19 pandemic;
•	delay or failure in initiating or completing preclinical studies or clinical trials, or unsatisfactory results of these trials and the resulting impact on ongoing product development;
•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic alternatives if in the best interests of our stockholders;
•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
•	announcements regarding equity or debt financing transactions;
•	sales or potential sales of substantial amounts of our common stock or securities convertible into our common stock;
•	announcements or social media comments about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions;
•	developments concerning our development partner, licensors or product candidate manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries and the economy as a whole;
•	governmental regulation and legislation;
•	recruitment or departure of members of our board of directors, management team or other key personnel;
•	changes in our operating results;

•	any financial projections we may provide to the public, any changes in these projections, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow our common stock;
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; and
•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares.

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

In addition, public statements by us, government agencies, traditional and social media or others relating to the COVID-19 pandemic (including currently authorized or approved vaccines and therapeutics and efforts to develop additional COVID-19 vaccines, treatments or therapies) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price. Information related to progress towards EUA, CMA or BLA, the ACTIV-5/BET-B trial or any other studies, or our development, manufacturing and distribution efforts with respect to lenzilumab, or information regarding such efforts by competitors, may also impact our stock price.

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

On August 10, 2021, we were notified that the production website used by one of our service providers to prepare for the FDA decision had been compromised and source code from the website was posted on various internet message boards. To date, we have received no information on the decision from the FDA on the EUA for lenzilumab. Our service provider has taken additional security measures to ensure that drafts and other unapproved materials are no longer visible to the public. Despite additional security measures taken by our service provider, there can be no assurance that their information systems, or any materials prepared in advance by us, or any of our service providers related to potential regulatory decisions would not be compromised, stolen, copied or manipulated. We remind investors that information posted online may be false, misleading or inaccurate. We undertake no obligation to review and/or correct false, misleading, or inaccurate information posted, published or disclosed other than that information made available by us in formal submissions to the SEC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	September 11, 2020	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
10.1	Form of Incentive Stock Option Award Agreement under 2020 Omnibus Incentive Plan
10.2	Form of Non-qualified Stock Option Award Agreement under 2020 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				X
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Indicates management contract or compensatory plan.

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

HUMANIGEN, INC.

Date: August 12, 2021	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Timothy Morris
Timothy Morris
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)