Form 10-Q
period 2021-09-30
HUMANIGEN, INC
filed 2021-11-12
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 9, 2021, there were 63,818,233 shares of common stock of the issuer outstanding.

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$76,500	$67,737
Prepaid expenses and other current assets	1,347	475
Total current assets	77,847	68,212

Other assets	90	90
Total assets	$77,937	$68,302

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$45,962	$15,366
Accrued expenses	18,602	3,175
Deferred revenue	4,145	1,874
Total current liabilities	68,709	20,415
Non-current liabilities:
Deferred revenue	2,054	2,342
Long-term debt	24,818	-
Total liabilities	95,581	22,757

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 225,000,000 shares authorized at September 30, 2021 and December 31, 2020; 60,017,333 and 51,626,508 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	60	52
Additional paid-in capital	559,835	419,923
Accumulated deficit	(577,539)	(374,430)
Total stockholders’ equity (deficit)	(17,644)	45,545
Total liabilities and stockholders’ equity (deficit)	$77,937	$68,302

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License revenue	$1,036	$-	$2,558	$-
Total revenue	1,036	-	2,558	-

Operating expenses:
Research and development	60,811	22,416	183,757	44,218
General and administrative	6,204	8,331	19,228	11,685
Total operating expenses	67,015	30,747	202,985	55,903

Loss from operations	(65,979)	(30,747)	(200,427)	(55,903)

Other expense:
Interest expense	(751)	(3)	(1,516)	(1,336)
Other expense, net	(9)	(1)	(1,166)	(1)
Net loss	$(66,739)	$(30,751)	$(203,109)	$(57,240)

Basic and diluted net loss per common share	$(1.12)	$(0.71)	$(3.56)	$(1.79)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	59,486,626	43,490,071	56,997,039	32,041,790

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(203,109)	$(57,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,815	1,634
Non-cash interest expense related to debt financing	374	706
Issuance of common stock for payment of compensation	-	78
Issuance of common stock in exchange for services	-	212
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(872)	(309)
Accounts payable	30,596	3,697
Accrued expenses	15,427	5,065
Deferred revenue	1,983	-
Net cash used in operating activities	(151,786)	(46,157)

Investing activities:
Purchase of intangible assets	-	(20)
Net cash used in investing activities	-	(20)

Financing activities:
Net proceeds from issuance of common stock	134,140	139,760
Proceeds from exercise of stock options	1,965	572
Net proceeds from issuance of long-term debt	24,444	10
Net proceeds from issuance of convertible notes	-	467
Net proceeds from issuance of PPP loan	-	83
Net proceeds from issuance of bridge notes	-	350
Payments on PPP loan	-	(83)
Payments on bridge notes	-	(2,400)
Payments on convertible notes	-	(518)
Payments on notes payable to vendors	-	(776)
Net cash provided by financing activities	160,549	137,465

Net increase in cash and cash equivalents	8,763	91,288
Cash and cash equivalents, beginning of period	67,737	143
Cash and cash equivalents, end of period	$76,500	$91,431

Supplemental cash flow disclosure:
Cash paid for interest	$961	$671
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in lieu of cash compensation	$-	$180
Issuance of warrants for services	$-	$2,066
Conversion of notes payable and related accrued interest and fees to common stock	$-	$4,316

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2021
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	1,796,858	2	36,104	-	36,106
Issuance of common stock upon option exercise	233,323	-	429	-	429
Stock-based compensation expense	-	-	510	-	510
Net loss	-	-	-	(65,567)	(65,567)
Balances at March 31, 2021	53,656,689	54	456,966	(439,997)	17,023
Issuance of common stock, net of expenses	5,427,017	5	94,167	-	94,172
Issuance of common stock upon option exercise	319,153	-	1,432	-	1,432
Stock-based compensation expense	-	-	1,871	-	1,871
Net loss	-	-	-	(70,803)	(70,803)
Balances at June 30, 2021	59,402,859	59	554,436	(510,800)	43,695
Issuance of common stock, net of expenses	600,933	1	3,861	-	3,862
Issuance of common stock upon option exercise	13,541	-	104	-	104
Stock-based compensation expense	-	-	1,434	-	1,434
Net loss	-	-	-	(66,739)	(66,739)
Balances at September 30, 2021	60,017,333	$60	$559,835	$(577,539)	$(17,644)

	Three and Nine Months Ended September 30, 2020
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2020	22,806,890	$22	$270,555	$(284,895)	$(14,318)
Issuance of common stock, net of expenses	40,000	-	65	-	65
Issuance of common stock in exchange for services	5,868	-	13	-	13
Issuance of stock options for payment of compensation	-	-	133	-	133
Issuance of common stock for payment of compensation	9,599	-	19	-	19
Issuance of warrant for services	-	-	1	-	1
Stock-based compensation expense	-	-	265	-	265
Net loss	-	-	-	(2,467)	(2,467)
Balances at March 31, 2020	22,862,357	22	271,051	(287,362)	(16,289)
Issuance of common stock, net of expenses	16,505,744	17	66,987	-	67,004
Issuance of common stock for conversion of debt	2,397,916	3	4,313	-	4,316
Issuance of common stock in exchange for services	15,463	-	57	-	57
Issuance of stock options for payment of compensation	-	-	32	-	32
Issuance of common stock for payment of compensation	4,915	-	29	-	29
Issuance of warrant for services	-	-	117	-	117
Issuance of common stock upon option exercise	188,521	-	-	-	-
Stock-based compensation expense	-	-	357	-	357
Net loss	-	-	-	(24,022)	(24,022)
Balances at June 30, 2020	41,974,916	42	342,943	(311,384)	31,601
Issuance of common stock, net of expenses	9,200,000	10	72,681	-	72,691
Issuance of common stock in exchange for services	13,733	-	142	-	142
Issuance of stock options for payment of compensation	-	-	15	-	15
Issuance of common stock for payment of compensation	2,803	-	30	-	30
Issuance of warrant for services	-	-	1,948	-	1,948
Issuance of common stock upon option exercise	202,147	-	572	-	572
Issuance of common stock upon warrant exercise	222,909	-	10	-	10
Stock-based compensation expense	-	-	1,012	-	1,012
Net loss	-	-	-	(30,751)	(30,751)
Balances at September 30, 2020	51,616,508	$52	$419,353	$(342,135)	$77,270

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

The Company is a clinical stage biopharmaceutical company, developing its portfolio of anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company is focusing its efforts on the development of its lead product candidate, lenzilumab, its proprietary Humaneered® anti-human granulocyte-macrophage colony-stimulating factor (“GM-CSF”) monoclonal antibody. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize GM-CSF, a cytokine that the Company believes is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants. The Company believes the results from its Phase 3 study in COVID-19, its Phase 1b study in CAR-T, and four other clinical trials, support the mechanism of action of lenzilumab.

On May 5, 2021, data from the Company’s Phase 3, multi-center, double-blind, placebo-controlled potential registrational trial of lenzilumab as a potential therapeutic for hospitalized, hypoxic patients with COVID-19 pneumonia was published on MedRxiv, a non-peer reviewed journal. The Company refers to this study as the “LIVE-AIR” study. Data from LIVE-AIR support the previously reported primary endpoint that demonstrated lenzilumab improved the likelihood of survival without ventilation, (“SWOV”), sometimes referred to as “ventilator-free survival”, by 54% in the modified intent-to-treat (“mITT”) population (Hazard Ratio, (“HR”): 1.54; 95%CI: 1.02-2.32, p=0.0403). SWOV also improved on a relative basis by 92% in subjects who received both corticosteroids and remdesivir (1.92; 1.20-3.07, nominal p=0.0067); by 3.04-fold in subjects with baseline C-reactive protein (“CRP”) levels <150 mg/L and age <85 years (3.04; 1.68–5.51, nominal p=0.0003). Survival was improved by 2.22-fold in subjects with baseline CRP<150 mg/L and age <85 years (nominal p=0.0337). Subjects in the LIVE-AIR study with baseline CRP<150 mg/L and age <85 years, 75% of all patients with an evaluable CRP at baseline, demonstrated an improvement in survival and appeared to derive the greatest benefit from lenzilumab.

The Company submitted an application for Emergency Use Authorization (“EUA”) of lenzilumab to the U.S. Food and Drug Administration (“FDA”) at the end of May 2021. On September 8, 2021, FDA declined the Company’s EUA request. FDA committed to working with the Company in the development of lenzilumab and invited the Company to submit additional data as it becomes available. The Company requested and has been granted a Type B meeting with FDA. Included in the briefing materials for the meeting request were day 60 data as well as detailed CRP analysis from the Company’s LIVE-AIR Phase 3 study.

The Company has submitted to the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the pharmaceuticals and biologics regulatory agency in the United Kingdom (“UK”), all the required modules as well as a risk management plan and pediatric investigation plan for a Conditional Marketing Authorization (“CMA”) for the use of lenzilumab in hospitalized COVID-19 patients. The Company has also initiated the process for submission to the European Medicines Agency (“EMA”) of a Marketing Authorization Application (“MAA”) for the use of lenzilumab in the European Union and the EMA has appointed a rapporteur and co-rapporteur as part of the process related to this submission.

Lenzilumab was selected to be part of the ongoing Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”)-5 and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). ACTIV-5/BET-B currently has over 53 active U.S. sites and two Korean sites enrolling and has recently expanded to a potential of 70 sites. The study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients with a 1:1 randomization. In July 2021, NIH advanced the ACTIV-5/BET-B study to a Phase 2/3 study and amended the protocol in a manner that aligns with the design of the LIVE-AIR study. The amended ACTIV-5/BET-B study protocol now includes target enrollment of up to 400 patients with a baseline CRP<150 mg/L, or up to 550 patients overall. Humanigen is providing lenzilumab and assisting the NIH to achieve the completion of the study.

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

Lenzilumab also has been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to prevent CRS and neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) (NCT04314843), for which the Company announced positive results. The Company intends to initiate a randomized, placebo-controlled, open-label, potentially registrational, Phase 3 study to evaluate the efficacy and safety of lenzilumab combined with commercially available CD19 CAR-T therapies in non-Hodgkin lymphoma in 2022 and has scheduled a meeting with FDA in December 2021 to discuss the study protocol. The Company currently plans to enroll approximately 250 patients in the study.

The Company also expects that a Phase 2/3, potentially registrational, trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high and intermediate risk for acute GvHD (the “Risk Adapted Therapy in Acute GvHD” or the “RATinG” study) is expected to begin enrollment in the first half of 2022. The study will be conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the UK. The Company will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership.

In addition, the Company is in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide to conduct a Phase 2 trial studying the efficacy of lenzilumab in combination with azacitadine in patients with chronic myelomonocytic leukemia (“CMML”). The study (“PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M”) has begun enrollment at five sites in Australia and the first patient has been dosed. The Company will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

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

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to advance its efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients. As of September 30, 2021, the Company had cash and cash equivalents of $76.5 million. On September 8, 2021, FDA declined to approve the Company’s EUA for lenzilumab. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1. Business—Manufacturing and Raw Materials.”, the Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to provide manufacturing, fill/finish and packaging services for lenzilumab. While the Company remains committed to its ongoing efforts seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the U.S., UK and other territories, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the UK, European Union (“EU”), or U.S. (See Note 6 below). These changes will significantly limit future production of lenzilumab but, because most of the Company’s manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes will not have an immediate impact on the Company’s spending as the cancellations generally only impact production efforts that were not expected to commence until 2022.

Considering the Company’s current cash resources and its current and expected levels of operating expenses, management expects to need additional capital to fund the Company’s planned operations for the next twelve months. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing and support from governmental agencies, convertible debt, borrowings under its Loan and Security Agreement with Hercules Capital and other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to September 30, 2021 and through the date of this filing, as disclosed in Note 11 below, the Company issued and sold 3,818,300 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $24.5 million, after deducting fees and expenses. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity. In addition, if the Company raises additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021 from those previously disclosed in its 2020 Annual Report on Form 10-K.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2021	2020
Options to purchase common stock	4,144,864	3,528,642
Warrants to purchase common stock	31,238	76,238
Convertible debt	510,986	-
	4,687,088	3,604,880

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

Since the provision of the license and the Services are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) which was met in the first quarter of 2021 and received in the second quarter of 2021, are being recognized as revenue ratably over the performance period through March 2023 (the “Performance Period”), the expected period over which the Company conservatively expects the Services to be performed with approval in the Territory expected by the end of March 2023. Therefore, in the three and nine months ended September 30, 2021, the Company recognized license revenue totaling approximately $1.0 million and $2.6 million, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

5. Long-Term Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed a Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). The Term Loan provides a loan in the aggregate principal amount of up to $80 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Company is no longer entitled to draw the second tranche, which was to be in the amount of $35.0 million or $25.0 million, as it did not receive EUA for lenzilumab for the treatment of hospitalized patients with COVID-19 pneumonia by September 15, 2021. The Company may become entitled to draw another $20.0 million under the Term Loan through June 15, 2022, at the discretion of Hercules if the Company requests additional funding in support of the Company’s strategic initiatives, although there can be no assurances that Hercules would agree to provide such additional funding.

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

As a condition to obtaining the Term Loan, the Company granted Hercules a security interest in substantially all of its assets and personal property not otherwise subject to existing or permitted liens. In addition, the Term Loan contains customary representations and warranties and events of default for a term loan facility of this size and type. Under the Term Loan, the Company also agreed to comply with certain customary affirmative and negative covenants that become effective upon the initial draw of the first tranche, including covenants to:

•

maintain $10.0 million unrestricted cash;

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

Certain of the baskets for permitted investments and other exceptions to the covenants described above have increased because the Company has raised more than $100.0 million in unrestricted net cash proceeds from one or more bona fide equity financings prior to March 31, 2022. (See Notes 7 and 11 below for information relating to the Company’s equity financings in 2021 in this regard.) Further, the covenants in the Term Loan will not prohibit the Company from pursuing its strategy of entering into out-bound license agreements for lenzilumab that may be exclusive as to specific geographic regions outside the U.S., nor will the covenants prohibit the Company from entering into co-development or co-promotion or commercialization agreements relating to lenzilumab, so long as such agreements generally are negotiated on arm’s length and commercially reasonable terms.

While the Term Loan is outstanding, the lenders will have the right to convert a portion of the principal amount outstanding under the Term Loan (ranging from $5.0 million to $10.0 million in the aggregate) into shares of the Company’s common stock at a conversion price equal to $19.57 per share, subject to customary anti-dilution adjustments.

The following table summarizes the outstanding future payments of principal and interest associated with the Company’s Term Loan as of September 30, 2021 (in thousands):

2021	$552
2022	2,218
2023	10,800
2024	13,671
2025	5,153
Total payments	32,394
Less amount representing interest	(5,706)
Notes payable, gross	26,688
Less: Unamortized portion of EOT charge	(1,406)
Less: Unamortized discount on notes payable	(177)
Less: Unamortized debt issuance costs	(287)
Long-term debt	24,818
Less current portion	-
Long-term debt, net of current portion	$24,818

Interest expense related to the Term Loan, for the three and nine months ended September 30, 2021 was approximately $0.7 million and $1.5 million, respectively, and the effective interest rate was 9.0%.

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

Under the Eversana Agreement, Eversana will provide the Company with services in connection with the potential launch of lenzilumab. Eversana services during 2021 have comprised marketing, market access, consulting, field solutions, field operations, health economics and medical affairs. Additional services may be negotiated by the parties and set forth in statements of work delivered in accordance with the Eversana Agreement.

The Company agreed to pay Eversana fees and reimburse it for expenses in performing the services as established in applicable statements of work. Eversana agreed to defer a portion of its fees for certain work performed which fees would only be payable upon the Company’s receipt of an EUA from FDA for lenzilumab for newly hospitalized and hypoxic COVID-19 patients.On September 21, 2021, the Company notified Eversana that due to the declination letter received from FDA on September 8, 2021, it was terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million for services rendered from April 1, 2021 to September 30, 2021. The parties are working to resolve a dispute over the amount of fees the Company is obligated to pay Eversana as a result of FDA’s decision to decline to grant EUA for lenzilumab.

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

Manufacturing Agreements

The Company has entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA in 2021. The Company has also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Since September 9, 2021, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. These changes will significantly limit future production of lenzilumab but because most of the Company’s manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes will not have an immediate impact on the Company’s spending as the cancellations generally only impact production efforts that were not expected to commence until 2022. In addition, certain of the Company’s CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to the Company’s specifications for various reasons. The Company is working with these CMOs to determine if batches of BDS manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to the Company. As of September 30, 2021, the Company estimates that its commitments remaining to be incurred under these agreements are approximately $50.5 million for the fourth quarter of 2021, $55.9 million for 2022 and $4.3 million thereafter. Certain of these commitments and amounts accrued at quarter-end are in dispute and the Company intends to defer these payments, negotiate lower amounts or seek legal recourse for the amounts in question.

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

The reverse stock split was accounted for retroactively and is reflected in our common stock, stock option and warrant activity as of and during the period ended December 31, 2020, and the periods ended September 30, 2021 and 2020. Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse stock split.

Controlled Equity Offering

On December 31, 2020, the Company entered into the Sales Agreement with Cantor, under which the Company could issue and sell from time-to-time shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. During the nine months ended September 30, 2021, the Company issued and sold 2,397,791 shares of common stock pursuant to the Sales Agreement, and received net proceeds of approximately $40.0 million, after deducting fees and expenses. As of September 30, 2021, the Company had the ability to offer and sell shares of common stock having an aggregate offering price of up to $58.7 million under the prospectus supplement dated August 13, 2021 to the Company’s prospectus dated September 14, 2020 filed in respect of the Sales Agreement. See Note 11 below for additional information related to the Sales Agreement.

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

8. Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2021 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	3,732,149	$5.57
Granted	1,049,355	$15.66
Exercised	(582,936)	$3.98
Cancelled (forfeited)	(53,600)	$7.71
Cancelled (expired)	(104)	$162.09
Outstanding at September 30, 2021	4,144,864	$8.32

The weighted average fair value of options granted during the nine months ended September 30, 2021 was $12.87 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
Exercise price	$5.93 - $20.68
Market value	$5.93 - $20.68
Expected term	5 - 6 years
Expected volatility	105% - 109%
Risk-free interest rate	0.98% - 1.09%
Expected dividend yield	-%

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,077	$909	$2,848	$1,415
Research and development	357	103	967	219
Total stock-based compensation	$1,434	$1,012	$3,815	$1,634

At September 30, 2021, the Company had $12.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.2 years.

9. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a clinical collaboration agreement with Kite, providing in part for conduct of a multi-center Phase 1b study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including DLBCL. On April 19, 2021, the Company announced positive preliminary data from this study. As a result of this positive preliminary data and the conclusion of the Phase 1b portion of the study, the Company elected to terminate the clinical collaboration agreement with Kite. Enrollment in the Phase 1b portion of the study is closed and the study itself shall be closed by the fourth quarter of 2021. The effective date of termination of the clinical collaboration with Kite shall be December 31, 2021. Until the Phase 1b portion of the study is terminated and the last subject transitioned onto the Kite long term follow up protocol, Humanigen and Kite will cooperate to ensure the orderly wind down of study activities. The Company is preparing to initiate a Company-sponsored Phase 3 study with commercially available CD19 CAR-T therapies in non-Hodgkin lymphoma in 2022 and has scheduled a meeting with FDA in December 2021 to discuss the study protocol. The Company currently plans to enroll approximately 250 patients in the study.

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

Pursuant to the Mayo Agreement, the Company paid $0.2 million to Mayo in June 2020, which payment was accrued as Research and development expense in June 2019. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

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

On January 22, 2021, the Company announced an expansion of the CRADA that it had previously entered into with JPEO on November 5, 2020, was subsequently co-signed by BARDA and is set to expire on January 21, 2022. This provides the Company with access to manufacturing capacity reserved by BARDA for fill-finish product to accelerate the drug product manufacturing of lenzilumab.

Pursuant to the CRADA, the Company has been provided access to a full-scale, integrated team of OWS manufacturing, and regulatory subject matter experts, leading decision makers and statistical support in its efforts to apply for EUA for lenzilumab as a potential treatment for COVID-19.

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

On July 9, 2021, the Court issued a memorandum opinion resolving various summary judgment motions. In the opinion, the Court granted the Company’s motion for summary judgment on certain of Savant’s claims. Accordingly, Savant’s claims are now limited to breach of contract and fraudulent transfer claims. Savant’s summary judgment motion was denied in its entirety leaving Humanigen’s fraud and contract claims against Savant for trial.

The action is not currently set for trial, but the Company is prepared to defend itself vigorously and pursue all remedies available against Savant for breach of contract and fraud.

Private Placement Litigation

On June 15, 2020, a complaint was filed against the Company and Dr. Durrant in the Commercial Division of the Supreme Court of the State of New York. The case caption is Alliance Texas Holdings, LLC et al. v. Humanigen, Inc. et al., Index No. 652490/2020 (“Alliance Texas Holdings Case”). Dr. Durrant has been dismissed as an individual defendant in the case. The plaintiffs in the Alliance Texas Holdings Case comprise a group of prospective investors introduced to Humanigen by Noble Capital Markets, Inc. (“Noble”), which had been engaged by the Company as a non-exclusive placement agent in connection with a private placement of its common stock (the “Private Placement”). The plaintiffs had indicated interest in purchasing shares of common stock in the Private Placement but, due to the strength of demand for shares from other prospective investors, the plaintiffs were not allocated any investment amount. The plaintiffs allege that the Company breached a contractual obligation to deliver shares of common stock to the plaintiffs. The plaintiffs seek to recover for losses due to the Company’s alleged failure to deliver shares to them and seek equitable relief in the form of specific performance.

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

11. Subsequent Event

Subsequent to September 30, 2021 and through the date of this filing, the Company issued and sold 3,818,300 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $24.5 million, after deducting fees and expenses. As of the date of this filing, the Company had the ability to offer and sell additional shares of common stock having an aggregate offering price of up to $33.5 million under the prospectus supplement dated August 13, 2021 to the Company’s prospectus dated September 14, 2020 filed in respect of the Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to, and potential timelines for, emergency use or conditional marketing authorizations, other regulatory approvals, and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q, and our subsequent current and periodic reports. Some additional factors that could cause actual results to differ include:

•	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;

•	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung and other organ and systems dysfunction resulting in some patients may indicate that cytokine release syndrome (“CRS”) or cytokine storm is caused by or results from something other than elevated granulocyte-macrophage colony-stimulating factor (“GM-CSF”) levels;

•	our ability to attain an EUA for lenzilumab in COVID-19 patients in the U.S.;

•	our ability to attain any conditional marketing authorization (“CMA”) for lenzilumab in COVID-19 patients in the United Kingdom, (“UK”), European Union (“EU”) or other markets outside the U.S.;

•	our ability to attain the additional financing we need to continue as a going concern with the ability to pursue our development initiatives, manufacturing requirements and commercialize our product candidates on favorable terms or at all;

•	our ability to timely source adequate supply of bulk drug substance and bulk drug product for our development and if approved, commercial products from third-party manufacturers on which we depend;

•	our ability to resolve disputes with certain CMOs regarding our obligations to make payments to them despite their failure to produce lenzilumab within contractual specifications, and our ability to reach a satisfactory resolution of our dispute with Eversana regarding our potential payments under our contract with it;

•	if a marketing authorization or approval were to be granted for lenzilumab, our ability to accurately forecast and predict future revenues in the U.S. and outside the U.S. coupled with our ability to produce sufficient quantities on a timely basis to meet demand;

•	our ability to research, develop and commercialize our product candidates, including our ability to do so before our competitors develop and commercialize competing products or alternative therapies or vaccines that may reduce the demand for our product candidates;

•	our ability to initiate a study of lenzilumab with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma;

•	the ability of partners to initiate and conduct the RATinG and PREACH-M studies of lenzilumab in patients at risk of acute Graft versus Host Disease (“aGvHD”) and chronic myelomonocytic leukemia (“CMML”), respectively, as currently contemplated;

•	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;

•	our ability to enter into partnerships with potential collaborators with development, regulatory and commercialization expertise to enable us to pursue the other initiatives in our development pipeline;

•	the potential, if any, for future development of any of our present or future products;

•	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;

•	our ability to identify and develop additional uses for our products;

•	our ability to maintain licenses with third parties;

•	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;

•	the outcome of pending, threatened or future litigation;

•	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;

•	limitations and/or warnings in the label of an approved product candidate, or one that is granted an EUA or CMA, outside the U.S.;

•	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

On May 5, 2021, data from a Phase 3, multi-center, double-blind, placebo-controlled potential registrational trial of lenzilumab as a potential therapeutic for hospitalized, hypoxic patients with COVID-19 pneumonia was published on MedRxiv, a non-peer reviewed journal. We refer to this study as the “LIVE-AIR” study. Data from LIVE-AIR support the previously reported primary endpoint that demonstrated lenzilumab improved the likelihood of survival without ventilation (“SWOV”), sometimes referred to as “ventilator-free survival”, by 54% in the modified intent-to-treat (“mITT”) population (Hazard Ratio, (“HR”): 1.54; 95%CI: 1.02-2.32, p=0.0403). SWOV also improved on a relative basis by 92% in subjects who received both corticosteroids and remdesivir (1.92; 1.20-3.07, nominal p=0.0067); by 3.04-fold in subjects with baseline C-reactive protein (“CRP”) levels <150 mg/L and age <85 years (3.04; 1.68–5.51, nominal p=0.0003). Survival was improved by 2.22-fold in subjects with baseline CRP<150 mg/L and age <85 years (nominal p=0.0337). Subjects in the LIVE-AIR study with baseline CRP<150 mg/L and age <85 years, 75% of all patients with an evaluable CRP at baseline, demonstrated an improvement in survival and appeared to derive the greatest benefit from lenzilumab. An additional analysis of minority groups that are at greater risk of poor outcomes with COVID-19 demonstrated a nearly 9-fold relative improvement in SWOV in Black and African-American Subjects with CRP < 150 mg/L at baseline (HR: 8.90; 95%CI: 1.08-73.09, p=0.0418).

 We submitted an application for EUA of lenzilumab to FDA at the end of May 2021. On September 8, 2021, FDA declined our EUA request. FDA committed to working with us in the development of lenzilumab and invited us to submit additional data as it becomes available. We requested and have been granted a Type B meeting with FDA. Included in the briefing materials for the meeting request were day 60 data as well as detailed CRP analysis from the LIVE-AIR study.

We have been in discussion with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the pharmaceuticals and biologics regulatory agency in the UK, for the use of lenzilumab in hospitalized COVID-19 patients and have submitted all the required modules as well as a risk management plan and pediatric investigation plan for the lenzilumab CMA to the MHRA. We have also initiated the process for submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for the use of lenzilumab in the European Union and the EMA has appointed a rapporteur and co-rapporteur as part of the process related to this submission.

Lenzilumab was selected to be part of the ongoing ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). ACTIV-5/BET-B currently has over 53 active U.S. sites and two Korean sites enrolling and has recently expanded to a potential of 70 sites. The study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients with 1:1 randomization. In July 2021, NIH advanced the ACTIV-5/BET-B study to a Phase 2/3 study and amended the protocol in a manner that aligns with the design of the LIVE-AIR study. The amended ACTIV-5/BET-B study protocol now includes target enrollment of up to 400 patients with a baseline CRP<150 mg/L, or up to 550 patients overall. We are providing lenzilumab and assisting NIH to achieve the completion of the study.

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

Lenzilumab has also been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta® (axicabtagene ciloleucel) to prevent CRS and neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) (NCT04314843), for which we recently announced positive results. We intend to initiate a randomized, placebo-controlled, open-label, potentially registrational, Phase 3 study to evaluate the efficacy and safety of lenzilumab combined with commercially available CD19 CAR-T therapies in non-Hodgkin lymphoma in 2022 and have scheduled a meeting with FDA in December 2021 to discuss the study protocol. We currently plan to enroll approximately 250 patients in the study.

We also plan to commence a Phase 2/3 potentially registrational trial for lenzilumab to treat patients who have undergone allogeneic hematopoietic stem cell therapy (“HSCT”) who are at high and intermediate risk for aGvHD (the “RATinG” study). The study will be conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom and is expected to begin enrollment in the first half of 2022. We will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership.

In addition, we are in partnership with SAHMRI and the University of Adelaide to conduct a Phase 2 Trial studying the efficacy of lenzilumab in combination with azacitadine in patients with CMML. This study, PREACH-M, has begun enrollment at five sites in Australia and the first patient has been dosed. We will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

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

On April 10, 2021, we presented top-line results from the Phase 1 safety and bioimaging trial of ifabotuzumab in patients with GBM at the American Association for Cancer Research 2021 Annual Meeting. The Phase 1 study primarily sought to determine the safety and recommended Phase 2 dose of ifabotuzumab in patients with GBM, the most frequent and lethal primary brain neoplasm, with 5-year survival rates of 10%. It is estimated there are more than 18,000 deaths from brain cancer annually in the U.S. The results of the study show in all patients for both doses, that ifabotuzumab demonstrates highly sensitive, specific, and reproducible targeting of the tumor and tumor microenvironment. There were no dose-limiting toxicities observed and all adverse events were readily manageable. Additional studies are being planned to evaluate ifabotuzumab as an antibody-drug conjugate (“ADC”) in patients with solid tumors, such as lung, colon, breast, prostate, melanoma and pancreatic cancer. These studies include the Olivia Newton-John Cancer Research Institute which plans to conduct a Phase 1b dose-escalation and imaging study in non-CNS solid tumors that is scheduled to begin in early 2022.

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

Other Recent Developments

In October 2021, we announced that we had entered into an arrangement with Clinigen Group plc (“Clinigen”) a global pharmaceutical Services and Products company, to implement a Managed Access Program for lenzilumab (“LenzMAP™”). LenzMAP will enable access to lenzilumab on a case-by-case basis for hospitalized patients with COVID-19 where the treating physician deems there to be no suitable alternatives and where regulations allow. LenzMAP will be available in the following 16 European countries: Austria, Bulgaria, Croatia, Cyprus, Denmark, Estonia, France, Greece, Ireland, Lithuania, Luxembourg, Netherlands, Portugal, Spain, Sweden, and Switzerland.

In October 2021, we announced that a manuscript describing our budget impact model for the treatment of patients hospitalized with COVID-19 is available on MedRxiv. These results highlight the value of selecting the right treatment for the right hospitalized patients during this time of unprecedented pressure on health systems.

In October 2021, our research partners presented Phase 1 results from a study of ifabotuzumab in GBM at the Annual Congress of the European Association of Nuclear Medicine (EANM’21) and announced plans to initiate a follow-on Phase 1b study in non-CNS solid tumors (such as breast, colorectal, lung, and pancreatic cancer) in early 2022.

In October 2021, the European Commission selected lenzilumab as one of the 10 most promising treatments for COVID-19.

In October 2021, we announced the first patient was dosed with lenzilumab in the PREACH-M clinical trial.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form 10-K, filed with the SEC on March 10, 2021.

Results of Operations

At September 30, 2021, we had an accumulated deficit of $577.5 million primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales, particularly because most of our product candidates are at an early stage of development. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2021	2020	Amount	%	2021	2020	Amount	%
Revenue:
License revenue	$1,036	$-	$1,036	100	$2,558	$-	$2,558	100
Total revenue	1,036	-	1,036		2,558	-	2,558

Operating expenses:
Research and development	60,811	22,416	38,395	171	183,757	44,218	139,539	316
General and administrative	6,204	8,331	(2,127)	(26)	19,228	11,685	7,543	65
Total operating expenses	67,015	30,747	36,268	118	202,985	55,903	147,082	263

Loss from operations	(65,979)	(30,747)	35,232	115	(200,427)	(55,903)	144,524	259

Other expense:
Interest expense	(751)	(3)	748	24,933	(1,516)	(1,336)	180	13
Other income (expense), net	(9)	(1)	8	800	(1,166)	(1)	1,165	116,500
Net loss	$(66,739)	$(30,751)	$35,988	117	$(203,109)	$(57,240)	$145,869	255

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

Research and development expenses increased by $38.4 million from $22.4 million for the three months ended September 30, 2020 to $60.8 million for the three months ended September 30, 2021. The increase is primarily due to an increase of $44.9 million in lenzilumab manufacturing costs, partially offset by a decrease of $7.5 million in clinical trial expenses related to the COVID-19 trial, which began in May 2020.

Research and development expenses increased by $139.6 million from $44.2 million for the nine months ended September 30, 2020 to $183.8 million for the nine months ended September 30, 2021. The increase is primarily due to an increase of $134.6 million in lenzilumab manufacturing costs and $5.1 million in consulting and professional services in support of lenzilumab manufacturing and the COVID-19 trial.

We expect our development costs will continue to increase throughout 2021 as compared to 2020 as a result of our ongoing manufacturing obligations for the production of lenzilumab for commercial use; however, we expect these costs to decrease in 2022 as compared to 2021. On September 8, 2021, FDA declined to approve our EUA for lenzilumab. Accordingly, we have amended, and in some cases canceled, certain of our manufacturing agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. In the event of authorization by MHRA, EMA, or FDA, we anticipate that the demand for commercial product could exceed the in process and planned production of lenzilumab through 2022. We intend to seek additional manufacturing capacity if authorization is obtained. Production beyond 2022 would require us to secure capacity at our CMOs and acquire the necessary supplies and components. We expect to use a portion of the revenues generated from commercial sale of lenzilumab following receipt of a regulatory authorization to support our efforts to expand production capacity in 2023 and beyond.

 The following table shows our total research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
External Costs
Lenzilumab	$59,950	$21,979	$181,089	$43,331
Ifabotuzumab	25	29	75	79
Internal costs	836	408	2,593	808
Total research and development	$60,811	$22,416	$183,757	$44,218

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, consulting, audit and tax services, public, governmental and investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses decreased by $2.1 million from $8.3 million for the three months ended September 30, 2020, to $6.2 million for the three months ended September 30, 2021. The decrease for the three months ended September 30, 2021, is primarily due to a decrease of $3.2 million in public and investor relations expense, which amount included the issuance of warrants with a fair value of $1.9 million to certain third-party consultants for the three months ended September 30, 2020, a decrease of $0.7 million in personnel-related expenses primarily due to higher bonus costs for our Chief Executive Officer in the quarter ended September 30, 2020, a decrease of $0.4 million in legal fees primarily due to expenses incurred in connection with preparation to uplist on Nasdaq and other corporate actions taken in the three months ended September 30, 2020, which decreases were partially offset by a $1.9 million increase in consulting and other professional services fees and other net increases in general and administrative expenses of $0.3 million related to increased operating activities to support the submission of marketing authorizations for COVID-19 and preparations for potential commercialization of lenzilumab.

General and administrative expenses increased by $7.5 million from $11.7 million for the nine months ended September 30, 2020, to $19.2 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021, is primarily due to increases in consulting and other professional services fees of $6.6 million, personnel-related expenses of $2.0 million, including non-cash stock-based compensation expense of $1.4 million, attributable to new hires since the first quarter of 2020, and an increase of $0.6 million in business insurance and other net increases in general and administrative expenses of $0.4 million, all in support of our increased operating activities to support the trial for COVID-19 and prepare for potential commercialization of lenzilumab, partially offset by a decrease in public and investor relations expenses of $2.1 million. We expect our overall general and administrative costs to decrease in the near-term as we reduce our expenses in response to FDA’s declination letter until and if authorization is received in the UK, EU, or U.S.

Interest Expense

Interest expense increased $0.8 million to $0.8 million for the three months ended September 30, 2021 and increased $0.2 million from $1.3 million for the nine months ended September 30, 2020 to $1.5 million for the nine months ended September 30, 2021. Interest expense for the three and nine months ended September 30, 2021 related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). On March 29, 2021, we borrowed $25.0 million under the Term Loan. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Term Loan. Interest expense for the three and nine months ended September 30, 2020 primarily related to our previously outstanding debt. In June 2020, we paid off substantially all of our debt with proceeds from the private placement of our common stock.

Other Income (Expense), net

Other expense was nominal for the three months ended September 30, 2021 and 2020, and increased by $1.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to litigation costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and more recently, with the proceeds under the South Korea Agreement. Specifically, under the South Korea Agreement, we received a $6.0 million upfront payment (or $4.5 million, net of withholding taxes and other fees and royalties) in the fourth quarter of 2020 and the first milestone payment of $6.0 million (or $4.5 million, net of withholding taxes and other fees and royalties) which was met in the first quarter of 2021 and received in the second quarter of 2021. In the second quarter of 2021, we sold an aggregate of 5,427,017 shares of our common stock in connection with an underwritten public offering, raising net proceeds of approximately $94.2 million after deducting underwriting discounts and offering costs. In the nine months ended September 30, 2021, we sold an aggregate of 2,397,791 shares of our common stock in connection with our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $40.0 million after deducting underwriting discounts and offering costs. At September 30, 2021, we had cash and cash equivalents of $76.5 million. Subsequent to September 30, 2021 and through the date of this filing, as disclosed in Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company issued and sold 3,818,300 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $24.5 million, after deducting fees and expenses.

Primary Sources and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(151,786)	$(46,157)
Investing activities	-	(20)
Financing activities	160,549	137,465
Net increase in cash and cash equivalents	$8,763	$91,288

Net cash used in operating activities was $151.8 million and $46.2 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in operating activities of $151.8 million for the nine months ended September 30, 2021, primarily related to our net loss of $203.1 million, adjusted for non-cash items, such as $3.8 million in stock-based compensation, a net increase in operating assets and liabilities of $47.1 million and other non-cash items of $0.4 million. Cash used in operating activities of $46.2 million for the nine months ended September 30, 2020 primarily related to our net loss of $57.2 million, adjusted for non-cash items, such as $1.6 million in stock-based compensation, a net increase in operating assets and liabilities of $8.5 million and other non-cash items of $0.9 million.

Net cash used in investing activities was $0 and $20 thousand for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchase of website domain names for future use.

Net cash provided by financing activities was $160.5 million for the nine months ended September 30, 2021 and consists primarily of net proceeds of approximately $94.2 million related to the sale of 5,427,017 shares of our common stock in connection with an underwritten public offering, $40.0 million received from the issuance of common stock in connection with the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), $24.4 million in net proceeds received from the Term Loan, and $1.9 million received from the exercise of stock options.

Net cash provided by financing activities was $137.5 million for the nine months ended September 30, 2020 and consisted primarily of $67.0 million received from the issuance of common stock in the June 2020 private placement with certain accredited investors, $72.7 million received from the issuance of common stock in the September 2020 underwritten public offering, $0.5 million received from the March 2020 issuance of two convertible redeemable promissory notes, $0.6 million received from the exercise of stock options, $0.3 million received from the April 2020 issuance of two short-term, secured bridge notes, and $0.1 million received from the issuance of common stock under an equity line of credit, offset by $0.5 million for the payoff of the March 2020 convertible redeemable promissory notes, $2.4 million for the payoff of the outstanding short-term, secured bridge notes issued in June 2019, November 2019, and April 2020, and $0.8 million for the payoff of certain outstanding notes payable to vendors.

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. During the period from January 1, 2021 through September 30, 2021, we issued and sold 2,397,791 shares of our common stock under the Sales Agreement, raising net proceeds of $40.0 million. See Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Sales Agreement.

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

Term Loan with Hercules

On March 10, 2021, we entered into the Term Loan with Hercules which provided us with the ability to draw an initial amount of $25.0 million, which we drew on March 29, 2021. We may become entitled to draw another $20.0 million under the Term Loan through June 15, 2022, at the discretion of Hercules if we request additional funding in support of our strategic initiatives, although there can be no assurances that Hercules would agree to provide such additional funding. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Liquidity and Going Concern

We continue to advance our efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients. As of September 30, 2021, we had cash and cash equivalents of $76.5 million. On September 8, 2021, FDA declined to approve our EUA for lenzilumab. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1. Business—Manufacturing and Raw Materials.”, we have entered into agreements with several CMOs to provide manufacturing, fill/finish and packaging services for lenzilumab. While we remain committed to our ongoing efforts seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the UK and other territories, we have amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. (See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q). These changes will significantly limit future production of lenzilumab but because most of our manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes will not have an immediate impact on our spending as the cancellations generally only impact production efforts that were not expected to commence until 2022.

Considering our current cash resources and our current and expected levels of operating expenses, we expect to need additional capital to fund our planned operations for the next twelve months. We may seek to raise such additional capital through public or private equity offerings, including under the Sales Agreement with Cantor, grant financing and support from governmental agencies, convertible debt, borrowings under our Term Loan with Hercules and other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to September 30, 2021 and through the date of this filing, as disclosed in Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 3,818,300 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $24.5 million, after deducting fees and expenses. While we believe these plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses our current capital will not be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

Capital Commitments and Capital Resources

On September 8, 2021, FDA declined to approve our application for EUA for the use of lenzilumab for the treatment of COVID-19. On October 1, 2021, we announced that we had submitted all the required modules as well as a risk management plan and pediatric investigation plan for the lenzilumab CMA in hospitalized COVID-19 patients to the UK’s MHRA, which had previously accepted the application for expedited COVID-19 rolling review. We have also begun the submission process for an MAA in the European Union.

To support our development efforts for lenzilumab and potential commercialization upon approval under an EUA, CMA or MAA, we have entered into agreements with several organizations for contract manufacturing services, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1. Business—Manufacturing and Raw Materials.”

While we remain committed to completing regulatory processes underway seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the UK and other territories, subsequent to FDA’s decision to decline to approve our application for EUA for the use of lenzilumab we amended, and in some cases terminated, certain of our manufacturing agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. These changes will significantly limit future production of lenzilumab but because most of our manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes will not have an immediate impact on our spending as the cancellations generally only impact production efforts that were not expected to commence until 2022. As of September 30, 2021, we estimate that our commitments remaining to be incurred under these agreements will amount to approximately $50.5 million during the fourth quarter of 2021, $55.9 million during 2022 and $4.3 million thereafter. Certain of these commitments and amounts accrued at quarter-end are in dispute and we intend to defer these payments, negotiate lower amounts or seek legal recourse for the amounts in question. Given our existing capital resources and the competitive environment, it is not possible for us to predict when we will be in a position to execute any additional manufacturing agreements, or to estimate the aggregate amount of potential future payments under such new agreements or the timing in which they may be made. If marketing authorization or approval for lenzilumab were granted, we would expect to be able to satisfy certain of the cash requirements associated with our future manufacturing commitments from revenues from the commercial sale of lenzilumab, supplemented as necessary with proceeds from the sale of our equity securities; the incurrence of debt; upfront and milestone payments from licensees; and government funding or financial support, if offered.

See “Contracts” below for additional information.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

We will pay Eversana fees and reimburse it for expenses in performing the services as established in applicable statements of work. Eversana agreed to defer its fees for certain work performed which fees would only be payable upon our receipt of an EUA from FDA for lenzilumab for hospitalized and hypoxic COVID-19 patients. On September 21, 2021, we notified Eversana that due to the declination letter received from FDA on September 8, 2021, we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million for services rendered from April 1, 2021 to September 30, 2021. We are working to resolve a dispute over the amount of fees we are obligated to pay Eversana as a result of FDA’s decision to decline to grant EUA for lenzilumab.

Manufacturing Agreements

 We have entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for our lenzilumab clinical trial activities in COVID-19 as well as to manufacture BDS and DP for a potential launch of lenzilumab in anticipation of an EUA or CMA in 2021. We have also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Since September 9, 2021, we have amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. As of September 30, 2021, we estimate that our commitments remaining to be incurred under these agreements will amount to approximately $50.5 million during the fourth quarter of 2021, $55.9 million during 2022 and $4.3 million thereafter. Certain of these commitments and amounts accrued at quarter-end are in dispute and we intend to defer these payments, negotiate lower amounts or seek legal recourse for the amounts in question. In addition, certain of our CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. We are working with these CMOs to determine if batches of BDS manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to us. For example, production of bulk drug substance at one of our CMO’s has been halted as batches made to date do not meet certain release criteria. We are currently working with this CMO to resolve the production issues. If successful, manufacturing may continue; however, we do not expect any bulk drug substance production from this CMO in 2021. We intend to seek replacement batches for bulk drug substance that this CMO failed to produce.

Please see “Item 1A. Risk Factors— Risks Related to COVID-19 and Lenzilumab—Manufacturing problems at our third-party manufacturers, including their ability to manufacture lenzilumab within specifications, or their ability to produce due to lack of components or raw materials, or their requirements to displace our reserved manufacturing slots to comply with government orders, could cause inventory shortages and delay or impair our ability to obtain an EUA or BLA or other regulatory approval or delay shipments of lenzilumab for commercial use, which may adversely affect our results of operations.”

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the three and nine months ended September 30, 2021.

Item 1A.	Risk Factors.

Risk Factor Summary

The following summary highlights the material risks that may affect our business, operating results, financial condition and prospects, as more fully described in the pages that follow this summary.

•	We face risks related to the development, manufacturing and distribution of lenzilumab as a treatment for COVID-19, which has not been granted authorized or approved for use by any regulatory agency. We cannot provide any assurance that lenzilumab will receive any such approval or authorization.
•	We need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates or continue as a going concern.
•	EUA and/or FDA approval has been granted for vaccines and some of our competitors have received EUA and/or FDA approval for therapeutics for COVID-19. As a result, our commercial opportunity may be reduced or eliminated, if, and to the extent that, such products directly compete for the same segment of patients that lenzilumab targets or indirectly compete for the same patients by preventing hospitalization.
•	Manufacturing problems at our third-party manufacturers or their requirements to displace our reserved manufacturing slots to comply with government orders could cause inventory shortages and delay or impair our ability to obtain a regulatory authorization or approval or delay shipments of lenzilumab for commercial use, which may adversely affect our results of operations and for which we may not be able to obtain adequate compensation or mitigate our payment obligations.
•	We may not be able to obtain materials or supplies necessary to conduct clinical trials or, following requisite regulatory authorizations or approvals, to manufacture and sell our products, which could limit our ability to generate revenues.
•	If an authorization or approval is granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.
•	There can be no assurance that lenzilumab, even if approved or authorized, would ever become profitable, due to government or healthcare provider or payer interest and public perception regarding vaccines and treatments for COVID-19 related complications. Competing products that are subsequently developed also may diminish demand for lenzilumab or impair its profitability.
•	The regulatory pathway for lenzilumab is highly dynamic and continues to evolve and may result in unexpected or unforeseen challenges. It may also be affected by the duration and the impact of the COVID-19 pandemic.
•	We currently have no internal sales and marketing capabilities and will rely on third parties to market and sell lenzilumab if we attain authorization or approval for its commercialization, and any product candidates we may successfully develop. We or they may not be able to effectively market and sell any such product candidates.
•	We have experienced and may in the future experience significant volatility in the market price of our common stock following announcements and releases regarding our ongoing development of lenzilumab as a potential COVID-19 therapy.
•	We have a history of operating losses and we may never become profitable.
•	The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop.
•	Our business could target benefits from various regulatory incentives, such as EUA, orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these incentives.
•	We may experience delays in commencing or conducting our planned or contemplated clinical trials, several of which are being led by third parties whose actions we cannot control, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us, delay our ability to generate product candidate revenue or, ultimately, render us unable to complete the development and commercialization of our product candidates.

•	If we fail to attract and retain key management and clinical development personnel, or if the attention of such personnel is diverted, we may be unable to successfully manage our business and develop or commercialize our product candidates.
•	If our competitors develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, or if FDA approves generic or biosimilar competitors to our products post-approval, our commercial opportunity will be reduced or eliminated.
•	We may encounter difficulties in managing our growth and expanding our operations successfully, including internationally if lenzilumab is authorized or approved in any foreign country or market.
•	Even if we are able to obtain regulatory approval for our product candidates, we will continue to be subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
•	Currently pending, threatened or future litigation or governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.
•	We may not be able to protect our intellectual property rights in the U.S. and throughout the world.
•	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

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

On September 8, 2021, FDA declined to approve our EUA for lenzilumab. It is possible that FDA and other regulatory authorities may not grant a future EUA or subsequently approve lenzilumab for the treatment of COVID-19, or that any such EUA or approval, if granted, may have significant limitations on its use. Widespread uptake of a safe, effective, scalable and affordable vaccine may have a negative impact on the demand for lenzilumab over the long term, even if an EUA or approval were issued, although substantial numbers of patients may continue to be hospitalized until there is widespread vaccination/herd immunity, notwithstanding the impact of current and future variants. It is possible that further safety and efficacy data from the Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”)-5 and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as ACTIV-5/BET-B, which is sponsored and funded by the National Institutes of Health (“NIH”), may not provide support for a new EUA request.

Furthermore, even if an EUA were granted to permit lenzilumab to be commercialized for use in the treatment of COVID-19, the authorization is only in effect while it is determined that a “Public Health Emergency” is still underway and might be expressly conditioned or limited by FDA. An EUA does not take the place of the formal BLA submission, review and approval process.

We intend to submit a BLA to FDA for the use of lenzilumab in hospitalized COVID-19 patients. Since BLAs typically require more than one study, we are currently evaluating the extent to which the results of the expanded ACTIV-5/BET-B study may serve as a basis for a BLA-confirmatory study for lenzilumab. There can be no assurance that the ACTIV-5/BET-B data will be sufficient for a BLA or that FDA will not require additional information, including additional clinical trials, in order to grant a BLA. Furthermore, there is no assurance of favorable results from the ongoing ACTIV-5/BET-B clinical trial, or that this trial will enroll enough patients to satisfy FDA or be completed in anticipated timelines or at all. It is also possible that FDA and other regulatory authorities may not approve lenzilumab for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, we may make a strategic decision to discontinue development of lenzilumab in this indication if other parties are successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize lenzilumab for use in COVID-19 patients or realize a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

We cannot assure that lenzilumab will receive a marketing authorization from Medicines and Healthcare Products Regulatory Agency (“MHRA”) or European Medicines Agency (“ EMA”) or any other regulatory agency.

We have focused increasing efforts to pursue a marketing authorization for lenzilumab in the United Kingdom and European Union. We cannot provide any assurances that we will be able to attain any conditional marketing authorization (“CMA”) for lenzilumab in COVID-19 patients in the United Kingdom, (“UK”), European Union (“EU”) or other markets outside the U.S. Our inability to attain a marketing authorization or approval outside the U.S. would prevent us from generating significant revenues from commercial sales of lenzilumab until such time as we might be successful in receiving authorization or approval from FDA or another regulatory agency. Our inability to commercialize lenzilumab for use in COVID-19 patients would prevent us from realizing a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates, or continue to operate as a going concern.

We will need to obtain additional financing to fund our future operations, including for clinical development, manufacturing, distribution and commercialization of lenzilumab for patients with COVID-19 and other indications including CAR-T, GvHD and CMML and our other product candidates. We may also need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities in the U.S. and other countries, and to complete the development of any additional product candidates we own or might acquire. Moreover, our fixed expenses such as salaries, committed payments to our contract manufacturers, and other contractual commitments, are substantial and are expected to increase in the future. Our need to raise funds will depend on a number of factors, including our ability to establish additional relationships for the manufacture of lenzilumab and our ability to commence commercialization and begin generating revenues from product sales if lenzilumab were to be authorized or approved by a regulatory agency.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, the presence of the explanatory paragraph about our ability to continue as a going concern in our financial statements, could also make it more difficult to raise the capital necessary to address our current needs.

The fluid and unpredictable nature of the COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to conduct the clinical trials with NIH, Mayo Clinic, the IMPACT Partnership, SAHMRI and the University of Adelaide and the Olivia Newton-John Cancer Research Centre, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial volatility in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

In December 2019, an outbreak of the respiratory illness COVID-19 caused by a strain of novel coronavirus, SARS-Cov-2, was first reported in China. The COVID-19 outbreak has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. COVID-19 infections are widespread and as of October 31, 2021, in the U.S., there have been reported over 45 million cases, over 3.2 million hospitalizations and over 740 thousand deaths. Several vaccines have been developed which show efficacy rates ranging from less than 50% in certain populations to more than 90%; however, the rollout of inoculations and the emergence of numerous COVID-19 variants lead us to believe the need for therapeutics to treat COVID-19 currently exists and will continue to exist. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party CRO clinical sites and contract manufacturing organizations (“CMOs”) may experience disruptions in supply of product candidates and/or procuring items that are essential for our research, development and manufacturing activities, including raw materials and components used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. These delays have impacted our overall manufacturing supply chain operations to date, and while we continue to explore back up or alternative sources of supply, any future disruption in the supply chain from the COVID-19 outbreak, or any continued outbreak, could have a material adverse impact on our clinical trial plans and business operations.

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

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates, or on recruiting or retaining patients in our clinical trials, or our ability to collect patient data, could cause delays to clinical trial activities including enrollment, completion and collection of the final results from the ACTIV-5/BET-B trial, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Furthermore, any negative impact that the outbreak has on the ability of our CROs to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

EUA and/or FDA approval has been granted for vaccines and some of our competitors have received EUA and/or FDA approval for therapeutics for COVID-19. As a result, our commercial opportunity may be reduced or eliminated, if such products directly compete for the same segment of patients that lenzilumab targets or indirectly compete for the same patients by preventing hospitalization.

We may not be successful in attaining any authorization or approval for lenzilumab in hospitalized COVID-19 patients before competitors receive authorization or approval of competitive therapeutics, which may reduce the commercial opportunity for lenzilumab. In addition, vaccines which have been granted EUA and/or FDA approval to prevent COVID-19 may indirectly compete for the same patients by preventing hospitalization.

On October 22, 2020, FDA approved remdesivir for use in adult and certain pediatric patients for the treatment of COVID-19 requiring hospitalization. Remdesivir appears to improve Time to Recovery (“TTR”) but not survival. Baricitinib has also been authorized for use without remdesivir for the treatment of COVID-19. Baricitinib may not be used with corticosteroids. Tocilizumab has been authorized for use with corticosteroids for the treatment of COVID-19. Several neutralizing antibodies have been approved to prevent progression in the early stages of infection. Three vaccines and boosters have been authorized by FDA with efficacy rates ranging from less than 50% in certain populations to more than 90%. There are numerous other companies working on therapies to treat COVID-19 in the out-patient and the in-patient settings and/or vaccines to prevent COVID-19, including oral antiviral compounds. For example, in October 2021 Merck & Co. Inc. and Ridgeback Biotherapeutics LP submitted for EUA for molnupiravir, an investigational oral antiviral medicine, for the treatment of COVID-19 in adults in the out-patient setting.

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

Manufacturing problems at our third-party manufacturers, including their ability to manufacture lenzilumab within specifications or their ability to produce due to lack of components or raw materials, or their requirements to displace our reserved manufacturing slots to comply with government orders, could cause inventory shortages and delay or impair our ability to obtain an EUA or BLA or other regulatory approval or delay shipments of lenzilumab for commercial use, which may adversely affect our results of operations.

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

Our complete reliance on third-party manufacturers to produce lenzilumab subjects us to additional risks, including the possible breach of the manufacturing agreement by the third party, the possible cancellation, delay or modification of contracted manufacturing slots by the third party, or the termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. While we remain committed to our ongoing efforts seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the U.S., UK and other territories, we have amended, and in some cases canceled, certain of our agreements with these third-party manufacturers, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production. These changes will significantly limit future production of lenzilumab.

In addition, in an effort to increase the availability of needed medical products, vaccinations or related therapies in response to the COVID-19 pandemic, governments have required and may continue require our third-party manufacturers or our suppliers to allocate manufacturing capacity (for example pursuant to the U.S Defense Production Act, “DPA”) in a way that adversely affects our ability to obtain regulatory approval for and to commercialize lenzilumab. During the latter half of 2020, and continuing into 2021, it has become more challenging and expensive to obtain these slots due to increased demand for production at our CMOs, many of which also manufacture vaccines and other therapeutics. Even after being reserved and paid for, the manufacturing slots for which we contract are subject to risk of displacement as mandated from Rated Orders issued under the DPA. This displacement risk has caused us to expend significant efforts to manage our supply chain and add additional CMOs. Despite those efforts, we have experienced and expect to continue to experience shortages of raw materials and critical components we necessary for our manufacturing processes. Accordingly, the inability to manage our manufacturing capacity could delay our ability to gain approval and ultimately generate revenues from sales of lenzilumab.

Our third-party manufacturers are independent entities subject to their own unique operational and financial risks that are out of our control. If we or any of these third-party manufacturers fail to perform as required, this could cause delays in our clinical trials and applications for regulatory approval. Further, we may have to pay the costs of manufacturing any batch that fails to pass quality inspection or meet regulatory approval. Production at one of our CMOs has been halted as batches made to date do not meet certain release criteria. We are seeking redress for this situation but may not be successful in recouping our costs incurred to-date or in obtaining another appropriate remedy. In addition, our third-party manufacturers may only be able to produce some of our products at one or a limited number of facilities and, therefore, we have limited manufacturing capacity for certain products, and we may not be able to locate additional or replacement facilities on a reasonable basis or at all. Our sales of such products could also be adversely impacted by our reliance on such limited number of facilities. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

In addition, the process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, foreign substances or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Lenzilumab produced in these facilities may be quarantined or recalled and not available for clinical or commercial use. We have encountered and may continue to encounter these difficulties, as a result of which we have less lenzilumab available for potential sale if we were able to attain an authorization or approval, which could have an adverse effect on our business.

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

A significant portion of the raw materials and intermediates used to manufacture our product candidates are supplied by third-party manufacturers and corporate partners outside of the U.S. As a result, any political or economic factors in a specific country or region, including any changes in or interpretations of trade regulations, compliance requirements or tax legislation, that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to conduct our pending or contemplated clinical trials.

If we were to encounter any of these difficulties, our ability to conduct clinical trials on product candidates and to manufacture and sell any products that may be authorized or approved for commercial use could be impaired, which could have an adverse effect on our business.

Interim, top-line, ad-hoc, retrospective, exploratory or preliminary data from our clinical trials that we announce or publish from time-to-time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time-to-time, we may publicly disclose preliminary, “top-line” or other data from clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We may also seek to publish additional ad-hoc, retrospective or exploratory data, including results from patients with CRP levels <150 mg/L. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, such results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line, or preliminary data should be viewed with caution until the final data are available. Such data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between such data and final data could significantly harm our business prospects. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of shares of our common stock.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. In addition, the information we choose to publicly disclose or to publish via a preprint publication regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate, or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any our future product candidate, our business, operating results, prospects or financial condition may be harmed.

If an authorization or approval were granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.

If lenzilumab is authorized for commercial use, we may be unsuccessful in estimating user demand and may not be effective in matching inventory levels and locations to actual end user demand, in particular if the COVID-19 pandemic, including emerging variants, is effectively contained or the risk of patients being hospitalized as a result of coronavirus infection is significantly diminished. In addition, adverse changes in economic conditions, increased competition, including through approved vaccines or other therapeutics, or other factors may cause hospitals or other users or distributors of lenzilumab to reduce inventories of our products, which would reduce their orders for lenzilumab, even if end user demand has not changed. As a result, even if lenzilumab receives an EUA or BLA approval for use in COVID-19 patients, our revenues may be difficult to predict and vulnerable to extreme fluctuations.

There can be no assurance that lenzilumab, even if approved, would ever become profitable, due to government or healthcare provider or payer interest and public perception regarding vaccines and treatments for COVID-19 related complications.

As a result of the emergency situations in many countries, there is a heightened risk that a COVID-19 therapy or other treatments for COVID-19 symptoms may be subject to adverse governmental actions in certain countries, including intellectual property expropriation, compulsory licenses, strict price controls or other actions. Additionally, we may need, or we may be required by governmental or non-governmental authorities, to set aside specific quantities of doses of lenzilumab for designated purposes or geographic areas. We may face challenges related to the allocation of supply of lenzilumab, particularly with respect to geographic distribution. Thus, even if lenzilumab is approved, such governmental actions may limit our ability to recoup our current and future expenses incurred to develop and commercialize lenzilumab.

Furthermore, public sentiment regarding commercialization of a COVID-19 therapy or other treatment may limit or negate our ability to generate revenues from sales of lenzilumab. If authorized or approved, we may face significant public attention and scrutiny over any future business models and pricing decisions with respect to lenzilumab. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect the price of our common stock.

Even if regulatory authorization or approval were received for lenzilumab, the later discovery of previously unknown problems associated with the use of lenzilumab may result in restrictions, including withdrawal of the product from the market, and lead to significant liabilities and reputational damage.

Because the path to marketing approval of any treatment or vaccine for COVID-19 is unclear, lenzilumab may be used and in circulation in the U.S. or another country prior to our receipt of marketing approval. Unexpected safety issues, including any that we have not yet observed in our Phase 3 clinical trial for lenzilumab, could lead to patient harm and significant reputational damage to us and our platforms going forward and other issues, including delays in our other programs, the need for re-design of our clinical trial and the need for significant additional financial resources.

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

We currently have no internal sales and marketing capabilities and will rely on third parties to market and sell lenzilumab if we attain an EUA or other regulatory approval for its commercialization, and any product candidates we may successfully develop. We or they may not be able to effectively market and sell any such product candidates.

While we have entered into several agreements with commercial partners who will provide sales and marketing support as well as logistic and distribution services, we currently do not have the internal sales and marketing infrastructure in place that would be necessary to sell and market products. As is the case with many, if not most, small companies seeking to commercialize their products and who have not yet partnered with a larger biotech or pharmaceutical company, we have entered into arrangements to outsource those services to third parties.

If we or any of our partners fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis, our ability to generate revenue will be limited and we will need to identify and retain an alternative third-party, or develop our own sales and marketing capability. The establishment of an in-house sales and marketing operation can be expensive and time consuming and could delay any product candidate launch.

We may experience significant volatility in the market price of our common stock following announcements and releases regarding our ongoing development of lenzilumab as a potential COVID-19 therapy.

Biopharmaceutical companies that are developing potential therapeutics and vaccines to combat COVID-19, including our company, have experienced significant volatility in the price of their securities upon publication of preclinical and clinical data as well as news about their development programs. Since our initial announcement of our plans to develop lenzilumab as a therapy for COVID-19 patients, our common stock has experienced wide variations in daily trading volume and price movements. The volatility in the price per share is further exacerbated by the large percentage of retail shareholders. We expect that over the coming months we may make public disclosures of additional data, and clinical and regulatory updates with respect to lenzilumab and our commercialization efforts for lenzilumab. We cannot predict public reaction or the impact on the market price of our common stock once further announcements regarding lenzilumab or developments from our on-going clinical trial are announced. Given the attention being paid to the COVID-19 pandemic and the public scrutiny of COVID-19 development announcements and data releases to date, we expect that any public announcements we make in the coming months regarding the ongoing development and commercialization of lenzilumab will attract significant attention and scrutiny and that, as a result, the price of our common stock may be particularly volatile during this time.

Other Risks Related to Our Business and Industry

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have incurred net losses in nearly every year since our inception. For the nine months ended September 30, 2021, we incurred a net loss of $203.1 million, and we have an accumulated deficit of $577.5 million as of September 30, 2021. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees, $2.6 million of which was recognized in the first nine months of 2021. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business depends on the success of our current product candidates. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We have a limited pipeline of product candidates and we do not plan to conduct active research at this time for discovery of new molecules or antibodies. We depend on the successful development and attainment of regulatory authorization or approval of our current product candidates for our future business success. The future clinical, regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Accordingly, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop.

We are seeking to advance the development of lenzilumab to address, among other things, the serious and potentially fatal side effects associated with CAR-T therapies and to improve the efficacy of these treatments. We are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies. Although four CAR-T therapies have been approved by FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

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

In recent years, several biotechnology companies describing business plans focusing on development of CAR-T therapies have completed or announced they are pursuing initial public offerings (“IPOs”). Several of these companies have described their belief that their therapies will not result in the same level of cytokine release syndrome (“CRS”) or neurotoxicity (“NT”) as has been experienced in use of previously FDA-approved CAR-T therapies. While these products are in early-stage development, the data is limited and these products have not yet been approved for use by FDA, if any such product were also proven equally efficacious and subsequently approved, the market for lenzilumab may not develop or grow as anticipated. Recently, FDA approved Breyanzi™, (liso-cel), a new CAR-T cell therapy for adults with relapsed or refractory Large B-cell Lymphoma. Grade ≥3 cytokine release syndrome and Grade ≥3 neurologic toxicities following Breyanzi treatment occurred in 4% and 12% of patients, respectively. If new CAR-T therapies with lower occurrences of CRS and NT are approved, the market for lenzilumab in conjunction with CAR-T therapy may be diminished. Any such failure of a market for lenzilumab to develop could adversely affect our stock price. In addition, if new CAR-T therapies that offer improved efficacy, either with or without improved safety, are approved, the market for lenzilumab which is used in conjunction with CAR-T therapy may be diminished if such CAR-T therapy is used in preference to existing CAR-T therapy.

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

Even if we are successful in obtaining beneficial regulatory designations by FDA or other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval, and does not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which would adversely impact our business, financial condition or results of operations.

There is a limited amount of information about us upon which investors can evaluate our product candidates and business prospects, including because we have a limited operating history developing product candidates, and we have not yet successfully commercialized any products, and have a relatively small management team.

Our primary focus is developing our proprietary monoclonal antibody portfolio, which comprises lenzilumab, ifabotuzumab and HGEN005. Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though our executives have had relevant experience at other companies. We currently have eleven full-time employees and therefore are heavily dependent on external consultants and expert vendors for scientific, contract manufacturing and regulatory expertise. To execute our business plan, we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs, including those conducted under our collaborations and partnerships;
•	obtain required regulatory approvals or authorizations for the development and commercialization of our product candidates;
•	manage our costs and expenses related to clinical trials, regulatory approvals, manufacturing and commercialization;
•	secure substantial additional funding;
•	develop and maintain successful strategic relationships;
•	build and maintain a strong intellectual property portfolio;
•	build and maintain appropriate clinical, sales, manufacturing, distribution, and marketing capabilities on our own or through third parties; and
•	gain market acceptance and favorable reimbursement status for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

In addition to our collaboration with the NIH, Mayo Clinic, IMPACT Partnership, SAHMRI and the University of Adelaide, and the Olivia Newton-John Cancer Research Centre, we may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.

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

With respect to our existing collaboration agreements, we have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Partners are conducting or planning to conduct clinical trials involving lenzilumab in the UK, Korea and Australia, as well as potentially in other countries in patients with COVID-19 and other indications. In addition, we are working to seek CMA for lenzilumab in hospitalized COVID-19 patients in the European Union and the United Kingdom. We have not received any authorization or approval to sell lenzilumab in any country but would expect to commence commercial operations, through a partner or on our own, only after such authorization or approval were received. As with our development programs in the U.S., our product candidates must be approved for marketing and sale by regulatory authorities in each jurisdiction to which we may apply for approval and, once approved, are subject to extensive regulation by regulatory agencies in other countries. We anticipate that we may file for marketing approval in additional countries and for additional indications and products over the next several years. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved by any foreign regulators or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.

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

In addition to the foregoing, the process of manufacturing our products is complex, highly regulated, and subject to several risks, including but not limited to the following:

•	We, and our contract manufacturers, must comply with FDA’s current Good Manufacturing Practice, (“cGMP”), regulations and guidance. We, and our contract manufacturers, may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We, and our contract manufacturers, are subject to inspections by FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements, or a failure to pass any regulatory authority inspection, could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold of a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, adverse publicity, and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. Once our product candidates are approved, we may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, plant closures, capacity constraints, competing customer priorities or changes in corporate strategy or priorities, process changes or failures, changes in business models or operations, materials or labor shortages, natural disasters, power failures and numerous other factors.
•	We are wholly dependent upon third party CMOs for the timely supply of adequate quantities of requisite quality product for our nonclinical, clinical and, if approved by regulatory authorities, commercial scale production.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for product candidates to include the sale of commercial products if we obtain marketing approval for our product candidates in development; however, we may be unable to obtain commercially reasonable product liability insurance for any product candidates approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our working capital and adversely affect our business.

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

In addition, such changes could, among other things, require:

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

On March 10, 2021, we entered into the Loan and Security Agreement with Hercules Capital, Inc. (the “Term Loan”). As of September 30, 2021, we had approximately $24.8 million of accrued debt under the Term Loan. The Term Loan has a scheduled maturity date of March 1, 2025 and is secured by a first priority security interest in substantially all of our assets. The Term Loan contains, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The Term Loan includes covenants that, among other things, restrict our ability to (i) declare dividends or redeem or repurchase equity interests; (ii) incur additional liens; (iii) make loans and investments; (iv) incur additional indebtedness; (v) engage in mergers, acquisitions, and asset sales; (vi) transact with affiliates; (vii) undergo a change in control; (viii) add or change business locations; and (ix) engage in businesses that are not related to our existing business. The Term Loan also requires that we at all times maintain unrestricted cash of not less than $10.0 million.

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

Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. Our patent rights, and the patent rights of biopharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. These uncertainties also mean that any patents that we own or may obtain in the future could be subject to challenge, and even if not challenged, may not provide us with meaningful protection from competition. Patents already issued to us, or our pending applications may become subject to dispute, and any dispute could be resolved against us.

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

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at or may have previously or may be currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

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

We have also entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which we may issue and sell from time-to-time shares of common stock through Cantor, as sales agent. Through September 30, 2021, we issued and sold 2,397,791 shares of common stock under the Sales Agreement for net proceeds of $40.0 million and an additional 3,818,300 shares of common stock for net proceeds of $24.5 million subsequent to September 30, 2021. Sales of a substantial number of shares under the Sales Agreement, or the perception that those sales may occur, could cause the market price of our common stock to decline.

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

We have a relatively small public float due to the ownership percentage of our executive officers and directors, and greater than 5% stockholders. Our directors, executive officers, and the other holders of more than 5% of our common stock together with their affiliates beneficially owned approximately 48% of our common stock as of September 30, 2021.

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

On August 10, 2021, we were notified that the production website used by one of our service providers to prepare for FDA’s decision regarding our EUA request for lenzilumab had been compromised and source code from the website was posted on various internet message boards. Our service provider has taken additional security measures to ensure that drafts and other unapproved materials are no longer visible to the public. Despite additional security measures taken by our service provider, there can be no assurance that their information systems, or any materials prepared in advance by us, or any of our service providers related to potential regulatory decisions would not be compromised, stolen, copied or manipulated. We remind investors that information posted online may be false, misleading or inaccurate. We undertake no obligation to review and/or correct false, misleading, or inaccurate information posted, published or disclosed other than that information made available by us in formal submissions to the SEC.

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

HUMANIGEN, INC.

Date: November 12, 2021	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Timothy Morris
Timothy Morris
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)