Form 10-K
period 2021-12-31
HUMANIGEN, INC
filed 2022-03-01
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35798

HUMANIGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
830 Morris Turnpike, 4th Floor
Short Hills, NJ07078
(Address of Principal Executive Offices) (Zip Code)
(973) 200-3100
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2021, was approximately $710,884,199 based on the closing price of $17.38 of the Common Stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 16, 2022, there were 65,329,177 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on June 9, 2022, is incorporated by reference in Part III to the extent described therein.

Unless the context indicates otherwise, the terms “Humanigen,” “we,” “us” and “our” refer to Humanigen, Inc., and its consolidated subsidiaries. This report also may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “alignment” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding: our beliefs as to the potential benefits of lenzilumab as a treatment for hospitalized COVID-19 patients; the timeline for announcement of release of topline results from the ACTIV-5/BET-B study being conducted by the National Institutes of Health; our efforts and potential timeline to make future regulatory submissions in respect of potential emergency use authorization or other marketing authorization or approval from applicable regulatory agencies in the United States, United Kingdom, European Union and other foreign jurisdictions for commercial use of lenzilumab in COVID-19 patients; our other plans to initiate or participate in planned clinical trials and otherwise explore the effectiveness of lenzilumab and our other product candidates in our development portfolio as therapies for other inflammation and immune-oncology indications our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the availability and adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements and continue as a going concern. Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to, the risks inherent in our lack of profitability and need for additional capital to conduct our business; our dependence on partners to further the development of our product candidates; the uncertainties inherent in the development, attainment of the requisite regulatory authorizations and approvals (including EUA in the United States and CMA in the United Kingdom and European Union) and launch of any new pharmaceutical product; challenges associated with manufacturing and commercializing a biologic such as lenzilumab; and the outcome of pending or future litigation or arbitrations to which we are a party. These are only some of the factors that may affect the forward-looking statements contained in this Annual Report on Form 10-K. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. You should be aware that the forward-looking statements contained in this Annual Report on Form 10-K are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

Humanigen, Inc.

Form 10-K

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our common stock, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth in “Part I, Item 1A - Risk Factors” of this report. This summary is qualified in its entirety by that more complete statement. You should carefully read the entire statement and “Risk Factors” when considering the risks and uncertainties as part of your evaluation of an investment in our common stock.

•	The U.S. Food and Drug Administration (“FDA”) declined our initial request for Emergency Use Authorization (“EUA”) for lenzilumab as a therapy for hospitalized patients with COVID-19. The Medicines and Healthcare Products Regulatory Agency (“MHRA”) also has not approved our application for marketing authorization of lenzilumab in this indication. We are continuing to pursue an authorization or approval for lenzilumab’s use in hospitalized patients with COVID-19 in the United States (“U.S.”), United Kingdom (“UK”) and European Union (“EU”) but may not obtain one.
•	Results from the ACTIV-5/BET-B (as defined below) trial will be critically important for the future viability of our development program of lenzilumab as a therapy for hospitalized patients with COVID-19. If the results from such trial are not confirmatory of the findings of the C-reactive protein level (“CRP”) subgroup from the LIVE-AIR study (as defined below), we would either conduct a new clinical trial of our own or abandon this development program altogether. Even if the results of such trial are favorable and are included in an amendment to our initial EUA application, there can be no assurance that FDA will agree with our efficacy claim or that we will obtain EUA.
•	We need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue as a going concern. We expect the results of the ACTIV-5/BET-B (as defined below) trial to be important to investors in evaluating future financings we may undertake. If the results from such trial are not confirmatory of the findings of the CRP subgroup from the LIVE-AIR study (as defined below), our ability to obtain financing may be further impaired.
•	Our commercial opportunity in COVID-19 or other indications may be reduced or eliminated if competing products for the same segment of patients that lenzilumab targets are authorized or approved.
•	Manufacturing efforts in respect of lenzilumab have been extremely costly and inefficient in producing treatments for use in our clinical development program or potential sale. We are subject to a multitude of manufacturing risks and rely completely on third parties to manufacture drug product and supply drug substance. We may not be able to obtain materials or supplies necessary to conduct clinical trials or, following requisite regulatory authorizations or approvals, to manufacture and sell our products.
•	Interim, top-line or preliminary data from our clinical trials that we announce may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Disclosure of such data by us, including data from the ACTIV-5/BET-B (as defined below) trial, or by our competitors could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume.
•	If an authorization or approval is granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.
•	There can be no assurance that lenzilumab, even if approved or authorized, would ever become profitable, due to government or healthcare provider or payer interest and public perception regarding vaccines and treatments for COVID-19 related complications.
•	We currently have no internal sales and marketing capabilities and will rely on third parties to market and sell lenzilumab if we attain authorization or approval for its commercialization, and any product candidates we may successfully develop. We or they may not be able to effectively market and sell any such product candidates.
•	We have a history of operating losses and we may never become profitable.
•	The adoption of chimeric antigen receptor T-cell (“CAR-T”) therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab or next-generation gene-edited CAR-T therapies may be limited or not develop.
•	Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these incentives.
•	There is a limited amount of information about us upon which investors can evaluate our product candidates and business.
•	If our current and any future collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.
•	We may experience delays in commencing or conducting our planned or contemplated clinical trials, which may render us unable to complete the development and commercialization of our product candidates.

•	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, and may prevent the receipt of the required approvals to commercialize our product candidates.
•	If we fail to attract and retain key management and clinical development personnel, or if the attention of such personnel is diverted, we may be unable to successfully manage our business.
•	We may encounter difficulties in managing our growth and expanding our operations successfully, including internationally if lenzilumab is authorized or approved in any foreign country or market.
•	Currently pending, threatened or future litigation, arbitration, governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.
•	We may not be able to obtain, maintain, enforce or protect our intellectual property rights in the U.S. and throughout the world.
•	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
•	Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.
•	Raising additional funds by issuing equity securities will cause dilution to our existing stockholders.

PART I

ITEM 1.  BUSINESS

Overview

 We are a clinical stage biopharmaceutical company, developing our portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. Our proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. We have developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied our Humaneered technology to optimize them. Our lead product candidate, lenzilumab, and our other two product candidates, ifabotuzumab (“iFab”) and HGEN005, are Humaneered monoclonal antibodies. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, we believe our Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reaction.

We are focusing our efforts on the development of our lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human granulocyte-macrophage colony-stimulating factor (“GM-CSF”), a cytokine that we believe is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants.

Our Pipeline

Our product candidates are in the clinical stage of development and require substantial time, resources, research and development, and regulatory approval prior to commercialization. Our current pipeline is depicted below:

Lenzilumab

We are developing lenzilumab for potential commercial use in several indications:

●	as a therapeutic for patients newly hospitalized with COVID-19;
●	as a prophylactic companion for certain chimeric antigen receptor therapy (“CAR-T”) programs;
●	for the prevention and/or treatment of acute graft versus host disease (“aGvHD”) associated with bone marrow transfers; and
●	as a therapeutic for chronic myelomonocytic leukemia (“CMML”).

Our development programs in COVID-19, CAR-T and aGvHD are complementary in that all are focused on preventing or reducing cytokine storm in those disease states. It is possible that results observed from the Phase 3 trials in COVID-19 described below may be predictive of results in these other settings, which are also characterized by cytokine storm.

Lenzilumab in COVID-19

Scientific Rationale

Following the emergence of the SARS-CoV-2 virus that leads to the condition referred to as COVID-19, scientific literature suggested that GM-CSF is critical for the initiation of the hyperinflammatory cascade experienced by many hospitalized patients characterized in the later and sometimes fatal stages by lung dysfunction and, in many patients, multi-organ impairment. Multiple publications have pointed to GM-CSF as being a signature cytokine in this process, with elevated GM-CSF levels correlated to poorer outcomes, including ventilator use, Intensive Care Unit (“ICU”) admission, and mortality.

The severe clinical features associated with some COVID-19 infections result from an inflammation-induced lung injury which may require supplemental oxygen through a nasal cannula, non-invasive or invasive mechanical ventilation or Extra Corporeal Mechanical Oxygenation (“ECMO”) and sometimes ICU care. This lung injury is a result of a hyperinflammatory dysregulation of the immune system and associated with cytokine storm. The lung injury that leads to death is not directly related to the virus but appears to be a result of a hyper-reactive immune response to the virus triggering a cytokine storm that can continue even after viral titers remain stable or even begin to fall.

CRS is characterized by an elevation of inflammatory cytokines resulting in fever, hypotension, capillary leak syndrome, pulmonary edema, disseminated intravascular coagulation, respiratory failure, and Acute Respiratory Distress Syndrome (“ARDS”). The development of CRS as a direct result of immune hyper-stimulation has been previously described in patients with autoimmune and lymphoproliferative diseases, as well as in patients with B-cell malignancies receiving CAR-T therapy. Over the last several years, preclinical studies and correlative science from clinical trials in CAR-T therapy have shed light on the pathophysiology, development, characterization, and management of CRS.

CRS is also characterized by activation of myeloid cells and release of inflammatory cytokines, including GM-CSF, monocyte chemoattractant protein-1 (MCP-1), macrophage inflammatory protein 1α (MIP-1α), interferon gamma-induced protein 10 (IP-10), interleukin-6 (IL-6), and interleukin-1 (IL-1). The cascade, once initiated, can quickly evolve into a cytokine storm, resulting in further activation, expansion and trafficking of myeloid cells, leading to abnormal endothelial activation, increased vascular permeability, and disseminated intravascular coagulation.

Data from National Scientific Review (2020, Vol. 7, No. 6) titled “Pathogenic T-cells and inflammatory monocytes incite inflammatory storms in severe COVID-19 patients”, supports the hypothesis that GM-CSF induced cytokine storm immune mechanisms have contributed to patient mortality with the current pandemic strain. We believe that there is increasing acceptance that this pathophysiology may be responsible for worsening of clinical status and poor outcomes. The authors noted that steroid treatment in such cases has been disappointing in terms of outcome but suggested that a monoclonal antibody that targets GM-CSF may prevent or curb the hyper-active immune response caused by COVID-19 in this setting. Several publications point to GM-CSF as a so-called ‘signature cytokine’ including the largest inflammatory marker study in over 600 patients from a multicenter study in the UK. (Uncontrolled Innate and Impaired Adaptive Immune Responses in Patients with COVID-19 ARDS, deProst et al, AJRCCM Articles in Press., American Thoracic Society, August 31, 2020, 10.1164/rccm.202005-1885OC) (The dysregulated innate immune response in severe COVID-19 pneumonia that could drive poorer outcome, Blot et al. J Transl Med (2020) 18:457) (Elevated antiviral, myeloid and endothelial inflammatory markers in severe COVID-19, Openshaw et al, MedRxIV, doi). In March 2021, Thwaites RS et al and several, ISARIC4C (Coronavirus Clinical Characterisation Consortium) investigators published “Inflammatory profiles across the spectrum of disease reveal a distinct role for GM-CSF in severe COVID-19”, in Science Immunology, further confirming elevated GM-CSF levels are correlated with COVID-19 mortality (doi: 10.1126/sciimmunol.abg9873. PMID: 33692097; PMCID: PMC8128298).

Our Development Program

In response to the scientific literature, we designed and conducted a Phase 3 clinical trial of lenzilumab in newly hospitalized COVID-19 patients, which we refer to as the “LIVE-AIR” study, to examine whether lenzilumab’s neutralization of human GM-CSF could prevent or reduce poor outcomes associated with COVID-19.

The LIVE-AIR study enrolled 520 patients in 35 sites in the U.S. and Brazil who were at least 18 years of age; experienced blood oxygen saturation (“SpO2”) of less than or equal to 94%; or required low-flow supplemental oxygen, or high-flow oxygen support, or non-invasive positive pressure ventilation; and were hospitalized but did not require invasive mechanical ventilation (“IMV”). Following enrollment, subjects were randomized to receive three infusions of either lenzilumab or placebo, with each infusion separated by eight hours over a 24-hour period. The primary objective was to assess whether lenzilumab, in addition to standard of care, which included dexamethasone (or other steroids) and/or remdesivir, could prevent or alleviate the immune-mediated cytokine storm and improve survival without ventilation (“SWOV”) (sometimes referred to as “ventilator-free survival”). SWOV is a composite endpoint of time to death and time to IMV and SWOV is an important composite clinical endpoint that measures mortality, mechanical ventilation.

The LIVE-AIR Phase 3 randomized, double-blind, placebo-controlled trial investigated the efficacy and safety of lenzilumab to assess the potential for lenzilumab to improve the likelihood of SWOV, beyond standard supportive care, in hospitalized subjects with severe COVID-19. Subjects with COVID-19 (n=520), >18 years, and ≤94% oxygen saturation on room air and/or requiring supplemental oxygen, but not invasive mechanical ventilation, were randomized to receive lenzilumab (600 mg, n=261) or placebo (n=259) via three intravenous infusions administered 8 hours apart. Subjects were followed through Day 28 following treatment.

In March 2021, we announced results from our LIVE-AIR study. Baseline demographics were comparable between the two modified intention-to-treat (“mITT”) populations: male, 65%; mean age, 61 years; mean BMI, 33 kg/m2; median CRP, 79 mg/L; CRP was <150 mg/L in 77.9% of subjects. The most common comorbidities were hypertension (66%), obesity (55%), diabetes (53%), chronic kidney disease (14%), and coronary artery disease (14%). Subjects received steroids (94%), remdesivir (72%), or both (69%). Lenzilumab improved the likelihood of SWOV by 54% in the mITT population (HR: 1.54; 95%CI: 1.02-2.32, p=0.040) compared to placebo. SWOV also relatively improved by 82% in subjects who received both corticosteroids and remdesivir (1.82; 1.16-2.86, nominal p=0.0092); by 3.04-fold in subjects with CRP<150 mg/L and age <85 years (3.04; 1.68–5.51, nominal p=0.0003). Survival was improved by 2.22-fold in subjects with CRP<150 mg/L and age <85 years (2.22; 1.07-4.67, nominal p=0.034).

Lenzilumab improved SWOV in hospitalized, hypoxic subjects with COVID-19 pneumonia over and above treatment with remdesivir and/or corticosteroids. Subjects with C-reactive protein level (“CRP”)<150 mg/L and age <85 years demonstrated an improvement in survival and had the greatest benefit from lenzilumab.

Following completion of the LIVE-AIR study, we commenced a series of efforts to attain authorization to commercialize lenzilumab for use in hospitalized COVID-19 patients in the United States and other territories. We filed an application for Emergency Use Authorization (“EUA”) with U.S. Food and Drug Administration (“FDA”) at the end of May 2021. We also submitted an application for marketing authorization of lenzilumab in hospitalized COVID-19 patients to Medicines and Healthcare products Regulatory Agency (“MHRA”) of the United Kingdom and conducted a series of exploratory discussions with representatives of European Medicines Agency (“EMA”) regarding our potential submission of lenzilumab for marketing authorization in the European Union. In addition, we commenced significant manufacturing efforts in support of potential commercialization, as described below under “—Manufacturing and Raw Materials.”

On September 8, 2021, FDA declined our EUA request, stating in its letter that it was unable to conclude that the known and potential benefits of lenzilumab outweigh the known and potential risks of its use as a treatment for COVID-19. In addition to raising similar concerns around efficacy, MHRA requested further information related to clinical, manufacturing and quality processes.

The results from the LIVE-AIR study were published in the peer-reviewed journal, The Lancet Respiratory Medicine (“The Lancet”), on December 1, 2021. Per the Lancet paper, the implication from all the available evidence is that “Lenzilumab significantly improved survival without invasive mechanical ventilation in hospitalized patients with COVID-19 who were treated concurrently with other available therapies”. The Lancet paper concluded that “LIVE-AIR showed that lenzilumab treatment of hospitalized patients with COVID-19 can improve the likelihood of survival without the need for mechanical ventilation, with a safety profile similar to that of placebo”. As a result, we continue to believe in the potential therapeutic benefits of lenzilumab and remain committed to our efforts to develop lenzilumab for patients hospitalized with COVID-19.

The next anticipated step in our development program for lenzilumab in COVID-19 is the release of results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). This study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients as described more fully below. We provided lenzilumab for the study.

A retrospective analysis of the LIVE-AIR study suggested that patients under the age of 85 and with a baseline CRP below 150 mg/L (the “CRP subgroup”) appeared to derive the greatest benefit from lenzilumab, therefore, the ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L as the primary analysis population. The ACTIV-5/BET-B study has reached its target enrollment with over 400 patients enrolled that met this criterion. Topline results from ACTIV-5/BET-B are expected to be released late in the first quarter or early in the second quarter of 2022. If confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, we plan to include the results from ACTIV-5/BET-B in an amendment to our EUA submission, and to include these results in a responsive submission to MHRA along with certain performance process qualification (“PPQ”) data around drug product batches, in the second quarter of 2022. In addition, as a result of feedback received from representatives of EMA, if the ACTIV-5/BET-B data are confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, we intend to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to EMA later in 2022.

Through partners in Australia, we have also initiated a study of lenzilumab in cancer patients with COVID-19. The trial, known as C-SMART (“COVID-19 Prevention and Treatment in Cancer; a Sequential Multiple Assignment Randomized Trial”), is a multi-center, four arm trial, which aims to evaluate several different immune modulating drugs for prevention and treatment of COVID-19 in the cancer population. C-SMART will include 2,282 cancer patients at risk of, or known positive for, COVID-19 infection. The study contemplates prophylaxis of 957 patients with IFN-alpha, 957 patients on placebo; post-exposure prophylaxis of 85 patients with IFN-alpha, 85 patients on placebo; 63 COVID-19 hospitalized patients on selinexor, 85 patients on placebo; 36 COVID-19 hospitalized pneumonia on lenzilumab and 36 patients on placebo. The C-SMART study is led by the National Centre for Infections in Cancer at the Peter MacCallum Cancer Centre and will be conducted at five Australian sites in Melbourne and Sydney. The study is supported by a grant from the Australian Government's Medical Research Future Fund.

In addition, our partners in South Korea are conducting a Phase 1 bridging study in 20 healthy volunteers. This Phase 1 clinical study is being conducted to explore the safety, tolerability, and pharmacokinetic (“PK”) properties of lenzilumab and compare it between Koreans and Caucasians.

Our Commercial Opportunity

If an EUA in the U.S. or equivalent marketing authorization in the EU or UK were granted, we intend to commercialize lenzilumab for COVID-19. Our goal would be to position lenzilumab as a front-line therapeutic for use in hypoxic COVID-19 patients.

Lenzilumab is intended to be used in patients hospitalized for COVID-19 with oxygen saturation levels below 94%. Since the beginning of the pandemic through January 31, 2022 over 4.3 million patients have been hospitalized and the current number of hospitalized patients is estimated by the CDC to be over 120,000. As of the end of January 2022, the vaccination rate in the United States is over 80%; however, given the emergence of new variants, waning protection from vaccinations and boosters, lack of efficacy from neutralizing monoclonals primarily due to emerging variants and potential limited efficacy of some oral anti-virals, and the 20% of people that remain unvaccinated, we believe patients infected with COVID-19 will continue to be admitted to the hospital for treatment, particularly immunocompromised populations. Scientists and experts have stated beliefs that the COVID-19 pandemic will become endemic. Hospitalization rates due to influenza over the past decade have ranged from 140,000 to 800,000 per year. We believe the commercial opportunity to treat COVID-19 hospitalized patients with lenzilumab will continue to exceed 100,000 patients in the U.S. on an annual basis in the future.

Lenzilumab in CAR-T

Scientific Rationale

FDA-approved CAR-T therapies have demonstrated the effectiveness of using targeted immuno-cellular engineering to cause a patient’s own T-cells to fight certain cancers that have not responded to standard therapies. T-cells are often called the “workhorses” of the immune system because of their role in coordinating the immune response and killing cells infected by pathogens and cancer cells. As depicted below, each of the FDA-approved CAR-T therapies are currently a one-time treatment that involves multiple steps:

∙	Harvesting white blood cells from the patient’s blood, also known as apheresis;
∙	Engineering T-cells within this population to express cancer-specific receptors;
∙	Increasing and purifying the number of genetically re-engineered T-cells; and
∙	Infusing the functional cancer-specific T-cells back into the patient to allow for expansion and targeting the cancer cells.

As of the date of this filing, five CAR-T therapies have been approved by FDA: Gilead/Kite’s Yescarta, and Tecartus, Novartis’s Kymriah, Bristol Myers Squibb’s Breyanzi  and Abecma, which seek to treat forms of B-cell cancers such as various types of NHL, including DLBCL, Follicular Lymphoma (“FL”) Mantle Cell Lymphoma (“MCL”) and adult acute lymphoblastic leukemia (“ALL”) that are refractory or in second or later stage relapse. Although patients suffering from these aggressive cancers frequently undergo multiple treatments, including chemotherapy, radiation and targeted therapy including stem cell transplants, the five-year survival rate has been severely limited and patients who do not respond to, or have relapsed following at least two courses of standard treatment, have no other treatment options and a very poor outcome. According to U.S. governmental sources, including the Surveillance, Epidemiology, and End Results (“SEER”) program of the National Cancer Institute, which is a source of epidemiologic information on the incidence and survival rates of cancer in the U.S., based on incidence data, we estimate that there are 21,000 patients per year in the U.S. with B-cell DLBCL and FL (Yescarta) and 7,000 with MCL and ALL (Tecartus). The number of patients eligible for Yescarta and Tecartus will be lower than the incidence rate as only patients who have failed at least two prior systemic therapies are currently eligible for CAR-T therapy. In addition, both Yescarta and Breyanzi have reported positive data in second line therapy for (r/r) B-cell NHL. If CAR-T therapy is approved as a second line option versus stem cell transplantation, additional patients may be eligible for treatment. Moreover, there are multiple B-cell maturation antigen (“BCMA”) targeted CAR-T therapies in Phase 2 development for relapsed or refractory multiple myeloma and several other novel CAR-T therapies targeting various antigens and neo-antigens in development for a number of hematologic and solid cancers.

The five FDA-approved CAR-T therapies have significant limitations. Despite the exciting prospects for treating patients with limited options, significant and potentially life-threatening side-effects are associated with CAR-T therapy, including Immune Effector Cell Associated Neurotoxicity (“ICANS”) and CRS. While there may be individual differences between CAR-T therapy products, the overall toxicity profile is generally consistent with that reported for Yescarta and Tescartus, and it is known that various development-stage BCMA and other CAR-T therapies are hampered by the emergence of cytokine storm, ICANS and other serious and potentially fatal side-effects.

Both CRS and ICANS are caused by a large-scale release of pro-inflammatory cytokines and chemokines induced by the CAR-T therapy and remain significant unmet needs that must be addressed. Because ICANS and CRS can be life-threatening and have proven fatal in many instances, and because each product bears a “Boxed Warning” from FDA (the strictest FDA warning label intended to alert patients and providers about serious and life-threatening risks associated with a particular drug), patients seeking to benefit from Yescarta and Tescartus, generally may only do so if the treatment center is in compliance with the Risk Evaluation and Mitigation Strategy (“REMS”) program required by FDA.

REMS is a drug safety program that FDA requires certain medications with serious safety concerns to adhere to strict on-going monitoring and reporting and is intended to assist and train certified treatment centers on the management of these serious side-effects. For example, each hospital and its associated clinics are required to have a minimum of two doses of tocilizumab available on-site for each patient for the potential treatment of moderate to severe cases of CRS. We believe the REMS requirement may have adversely impacted both market uptake and usage to date.

According to the original package inserts for Yescarta and Tecartus, 81% (NHL), 81% (MCL), 87% (ALL) of patients treated in the clinical trial setting experienced ICANS (with up to 35% of cases being severe, or grade >3). The package insert for Yescarta was recently updated to include the use of prophylactic corticosteroids across all approved indications. The update was based on the safety update from Cohort 6 of the ZUMA-1 study which showed that in 39 patients, prophylactic or early use of corticosteroids resulted in neurological events (Grade ≥3) in 13% or patients and 0% of the patients had CRS. These original rates may be more prevalent in practice, despite the availability and utilization of tocilizumab and corticosteroids. Moreover, based on feedback from leading treatment centers in the U.S., approximately 30% to 60% of patients receiving CAR-T therapy require admission to the ICU and in some cases require an extended stay, with multiple interventions, including ventilator support and other supportive measures, to be urgently administered to manage these side-effects. Some patients can suffer seizures, coma, brain swelling, heart arrhythmias, organ failure and serious and life-threatening clotting disorders, not only causing more complex and potentially fatal medical consequences, but significantly adding to cost of patient care. These can be particularly challenging and concerning issues, especially in younger and pediatric patients.

Our Development Program

There are currently no FDA-approved products for the prevention of CAR-T therapy-related side effects, nor are there any approved therapies for the treatment of CAR-T therapy related ICANS. Tocilizumab, among other indications, is approved for the treatment of CAR-T induced severe CRS. We believe lenzilumab has the potential to improve the efficacy and safety of CAR-T therapy and that the use of lenzilumab may minimize or eradicate the incidence, frequency, duration and/or severity of ICANS and/or CRS that frequently appear in CAR-T patients.

Accordingly, we are developing lenzilumab as a treatment for cytokine storm associated with ICANS and CRS in certain CD19-targeted CAR-T cell therapies. Further, GM-CSF neutralization may enhance CAR-T proliferation and effector functions and potentially confer additional benefits in terms of durable efficacy and healthcare resource utilization. Preclinical data generated in collaboration with the Mayo Clinic, which was published in Blood, a premier journal in hematology, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of CAR-T therapy. This may also result in durable, or longer term, responses in CAR-T therapies.

Lenzilumab has been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta to prevent CRS and ICANS in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) (NCT04314843), for which we announced positive results in April 2021. We intend to initiate a randomized, placebo-controlled, double-blind, registrational, Phase 3 study to evaluate the efficacy and safety of lenzilumab combined with Yescarta and Tecartus CAR-T therapies in non-Hodgkin lymphoma in 2022. This study is known as SHIELD (Study on How to Improve Efficacy and toxicity with Lenzilumab in DLBCL and other NHL patients treated with CAR-T therapy). We have alignment with FDA on the design of the Phase 3 study. Following a dose run-in period in approximately 25 patients, we currently plan to enroll more than 150 patients in the study. SHIELD will study lenzilumab for the prevention of CAR-T therapy-related toxicities including ICANS and CRS.

Our Commercial Opportunity

Revenues from the sales of the five approved CAR-T therapies exceeded $1.7 billion in 2021. We estimate that over 3,000 patients were treated with CAR-T therapy in 2021. Analysts predict that Yescarta only will reach peak sales in excess of $1.5 billion as additional patients become eligible for treatment. We believe we have the ability to transform CAR-T therapy and potentially a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities, including ICANS and CRS.

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies:

∙	Lenzilumab has the potential to be used in combination with any FDA-approved or development stage T-cell therapy, including CAR-T therapy, as well as in combination with other cell therapies such as allogeneic HSCT such as bone marrow transplants, to make these treatments safer and more effective.
∙	In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

Lenzilumab in Acute GvHD

Scientific Rationale

Allogeneic hematopoietic stem cell therapy (“HSCT”), a potentially curative therapy for patients with hematological cancers, involves transferring stem cells from a healthy donor to the patient. HSCT has demonstrated effectiveness in treating these cancers. As depicted below, allogeneic HSCT involves multiple steps:

∙	Collecting blood from a healthy donor;
∙	Processing the donor’s blood to remove the stem cells before returning the rest of the donor’s blood back to the donor;
∙	Pre-conditioning the patient with high-dose chemotherapy and/or radiation; and
∙	Infusing the donor’s stem cells into the patient to allow for the production of new blood cells.

Although a potentially life-saving treatment for patients suffering from hematological cancers, between 40-60% of patients receiving HSCT treatments experience acute or chronic aGvHD, which together carries a 50% mortality rate. After being transplanted into the patient, donor-derived T cells are responsible for mediating the beneficial graft versus leukemia (“GvL”) effect. In many cases, however, donor-derived T cells that remain within the graft itself have also been linked to destruction of healthy tissue in the patient (the host), with particular risk of destroying cells in the patient’s skin, gut, and liver, resulting in aGvHD. Although depleting donor grafts of T cells can prevent or reduce the risk of aGvHD, this results in a reduced GvL effect, thereby having a detrimental impact on the efficacy of the allogeneic HSCT treatment itself and leading to increased relapse rates.

Despite new therapies, there remains a significant unmet medical need for an agent that can uncouple the beneficial GvL effect from harmful aGvHD. The FDA has recently approved Orencia (abatacept) from Bristol Myers Squibb for the prevention of aGvHD and in 2019 Jakafi (ruxolitinib) from Incyte Corporation was approved for steroid-refractory aGvHD. Other treatments include pre-conditioning regimens for HSCT treatments that can vary significantly by treatment centers, including by unapproved, or “off-label,” use of agents that have been approved by FDA for other uses only.

We believe that cytokine storm may be responsible, at least in part, for the emergence of GvHD in this setting. We believe that GM-CSF neutralization with lenzilumab has the potential to prevent or treat GvHD without compromising, and potentially improving, the beneficial GvL effect in patients undergoing allogeneic HSCT, thereby making allogeneic HSCT safer. The technology was featured in a November 2018 research article published in Science Translational Medicine, where the authors demonstrated in a murine model of GvHD, that donor T cell-derived GM-CSF drives GvHD through activation, expansion, and trafficking of myeloid cells but has no effect on the GvL response. Neutralization of GM-CSF (either using a neutralizing antibody or through GM-CSF gene knock-out) was able to uncouple the myeloid-mediated immunopathology resulting in GvHD from the T cell-mediated control of leukemic cells. This discovery provides a mechanistic proof-of-concept for neutralizing GM-CSF to prevent GvHD without compromising, and potentially improving, the GvL effect in patients undergoing allogeneic HSCT. Corroborating data related to the critical effect GM-CSF has on GvHD development in HSCT was published in blood advances in October 2019 by Gartlan et al.

Our Development Program

We believe that GM-CSF neutralization using lenzilumab has the potential to make allogeneic HSCT safer and more effective. Similar to GM-CSF neutralization with lenzilumab breaking the efficacy/toxicity linkage with CAR-T therapy, GM-CSF neutralization has demonstrated potential to attenuate acute GvHD while maintaining the beneficial GvL effect in patients undergoing allogeneic HSCT. Accordingly, we aim to position lenzilumab as a “must have” companion product to any allogeneic HSCT and as a part of the standard pre-conditioning that all patients receiving allogeneic HSCT should receive or as an early treatment option in patients identified as high risk for GvHD. We believe lenzilumab has potential to prevent or reduce aGvHD in allogeneic HSCT, thereby making allogeneic HSCT safer as a potentially curative therapy for patients with hematological cancers.

We plan to study lenzilumab as a companion to allogeneic HSCT for patients with hematological cancers. We plan to commence a Phase 2/3 potentially registrational trial for lenzilumab to treat patients who have undergone allogeneic HSCT who are at high and intermediate risk for aGvHD, known as the RATinG study. The study will be conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom and is expected to begin enrollment in the first half of 2022. We will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership. The goal of the trial, as it is currently contemplated, would be to determine the efficacy and safety of lenzilumab in reducing non-relapse mortality at six months.

Our Commercial Opportunity

The overall number of allogeneic HSCT treatments continues to increase annually in the U.S. and abroad. According to the Center for International Blood & Bone Marrow Transplant Research (“CIBMTR”), in 2019, approximately 10,000 allogeneic HSCT treatments were expected to be performed in the U.S., with similar trends expected in Europe (Phelan, et al Current use and outcome of hematopoietic stem cell transplantation: CIBMTR US summary slides 2020).

Lenzilumab in CMML

Scientific Rationale

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

Our Development Program

In a Phase 1 study, 3 of 6 patients with NRAS/KRAS/CBL mutations demonstrated a clinical response to lenzilumab by the MDS/MPN International Working Group criteria. The Phase 1 clinical trial in patients with CMML identified the Maximum Tolerated Dose (“MTD”) or recommended Phase 2 dose of lenzilumab, and assessed lenzilumab’s safety, pharmacokinetics, and clinical activity. Final results of this study were presented at the 2019 ASH Annual Meeting and published in blood. Building on this successful Phase 1 study in CMML, we are running a Phase 2 study in combination with azacitidine in newly diagnosed CMML patients who express NRAS/KRAS/CBL mutations which are known to be hypersensitive to GM-CSF and therefore may lend themselves to responsiveness to lenzilumab treatment. The Phase 2 study, known as “PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M”, is being conducted in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide. The study has begun enrollment at five sites in Australia and the first patient has been dosed. We will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

Given our interest in developing lenzilumab to prevent CRS/cytokine storm in COVID-19 as well as in the treatment of rare cancers and other orphan conditions such as aGvHD and CMML, we believe that we have the opportunity to benefit from various regulatory and commercial incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and accelerated approval.

 Ifabotuzumab

Ifabotuzumab is a Humaneered monoclonal antibody, formerly referred to as KB004, which targets the EphA3 receptor, and in which the antibody carbohydrate chains lack fucose, thereby enhancing the targeted cell-killing activity of the antibody. We believe that ifabotuzumab as part of an antibody drug conjugate has the potential for treating solid tumors. In 2006, we entered into a license agreement with Ludwig Institute of Cancer Research (“LICR”) pursuant to which LICR granted certain exclusive rights to the ifabotuzumab prototype (referred to as IIIA4) as well as EphA3 intellectual property.

Ifabotuzumab binds to EphA3, which plays an important role in cell positioning and tissue organization during fetal development but is not thought to be expressed nor play a significant role in healthy adults. EphA3 is a tyrosine kinase receptor, aberrantly expressed on the tumor vasculature and tumor stroma in several solid tumors including melanoma, breast cancer, small and non-small cell lung cancer (“SCLC” and “NSCLC”), colorectal cancer, gastric cancer, renal cancer, glioblastoma multiforme (“GBM”), and prostate cancer, making it an attractive target for a range of cancers. Publications related to certain cancers have indicated that EphA3 tumor cell expression correlates with cancer growth and a poor prognosis. EphA3 appears to be critically involved in maintaining tumor cells in a less differentiated state by modulating mitogen-activated protein kinase signaling. EphA3 knockdown or depletion of EphA3-positive tumor cells may reduce tumorigenic potential to a degree comparable to treatment with a therapeutic radiolabeled EphA3-specific monoclonal antibody. We believe EphA3 is a functional, targetable receptor in solid tumors. A study published in December 2018 in ‘Cancers’ showed that an antibody drug conjugate (“ADC”) comprising IIIA4 (a predecessor monoclonal antibody and prototype for ifabotuzumab) showed significant survival benefit in mice with GBM.

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

On April 10, 2021, we presented top-line results from the Phase 1 safety and bioimaging trial of ifabotuzumab in patients with GBM at the American Association for Cancer Research 2021 Annual Meeting. The Phase 1 study primarily sought to determine the safety and recommended Phase 2 dose of ifabotuzumab in patients with GBM, the most frequent and lethal primary brain neoplasm, with 5-year survival rates of 10%. There were no dose-limiting toxicities observed and all adverse events were readily manageable. Additional studies are being planned to evaluate ifabotuzumab as an ADC in patients with solid tumors, such as, colon, breast, prostate, and pancreatic cancer. These studies include the Olivia Newton-John Cancer Research Institute which plans to conduct a Phase 1b dose-escalation and imaging study in non-CNS solid tumors that is scheduled to begin in 2022.

HGEN005

HGEN005 is a Humaneered monoclonal antibody, formerly referred to as KB005, which selectively targets the eosinophil receptor EMR1. HGEN005 is being explored as a potential treatment for a range of eosinophilic diseases including eosinophilic leukemia both as an optimized naked antibody and as the backbone for a novel CAR-T construct.

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

In preclinical work, HGEN005’s anti-EMR1 activity resulted in dramatically enhanced Natural Killer (“NK”) of eosinophils from normal and eosinophilic donors and also induced a rapid and sustained depletion of eosinophils in a non-human primate model without any clinically significant adverse events. The development of HGEN005 is on hold while we focus on lenzilumab and ifabotuzumab.

Intellectual Property

Intellectual property is an important part of our strategy and has been a key focus area for Humanigen. We have and continue to file aggressively on our own inventions and in-license intellectual property and technology as it relates to our therapeutic interests. We believe that we are a leader in the field of GM-CSF neutralization to ameliorate cytokine storm as it relates to COVID-19, CAR-T and GvHD.

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

The University of Zurich

On July 19, 2019, we entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”). Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden our position in the application of GM-CSF neutralization and expands our development platform to include improving allogeneic HSCT.

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

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, we entered into a clinical trial agreement (the “Clinical Trial Agreement”) with NIAID, part of the National Institutes of Health, which is part of the United States Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the Clinical Trial Agreement, lenzilumab is being evaluated in the NIAID-sponsored ACTIV-5/ BET in hospitalized patients with COVID-19. The ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L (the CRP subgroup) as the primary analysis population. The ACTIV-5/BET-B study has reached its target enrollment with over 400 patients enrolled that met this criterion and we anticipate top-line data in late first quarter or early second quarter of 2022.

 Pursuant to the Clinical Trial Agreement, NIAID serves as sponsor and is responsible for supervising and overseeing ACTIV-5/BET-B. We provided lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab.

 The Ludwig Institute for Cancer Research

In 2004, we entered into a license agreement with the Ludwig Institute for Cancer Research (“LICR”) pursuant to which LICR granted to us an exclusive license for intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for lenzilumab. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the U.S. is currently expected in 2029 for the composition of matter and 2038 for methods of use in CAR-T) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Payments made to LICR under this license for each of the twelve months ended December 31, 2021 and 2020 were $0.1 million.

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

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates and platforms. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Intellectual property is an important part of our strategy. We have and continue to file aggressively on our own inventions and in-license intellectual property and technology as it relates to our therapeutic interests. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab, ifabotuzumab, HGEN005, our Humaneered technology, and our GM-CSF gene-editing CAR-T platform technologies, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the U.S. and select foreign countries for the technology we develop. We have 131 registered patents, including 16 registered in the U.S. and 115 registered in foreign countries. Of the 131 registered patents, 107 are owned by us, 9 are owned jointly with a third party and 15 are exclusively licensed from a third party. We also have 79 patent applications pending globally, of which 33 are owned by us, 20 are owned jointly with a third party and 26 are exclusively licensed from a third party.

Using our Humaneered technology, we have developed and own two composition of matter U.S. patents covering lenzilumab and related anti-GM-CSF antibodies that provide patent protection through April 2029, a granted composition of matter patent in 15 European countries and certain foreign countries, and have four U.S. patents and nine additional pending patent applications in the U.S., 21 foreign patent applications, and one PCT international patent application covering various methods of treatment, including in the CAR-T space covering a broad and comprehensive range of approaches to neutralizing GM-CSF, including the use of GM-CSF k/o CAR-T cells, which, if granted, are expected to confer protection to at least September 2039. We also have one currently pending foreign patent application that is jointly owned with a third party for anti-EphA3 antibodies and their use, and we developed and own an issued U.S. composition of matter patent covering ifabotuzumab and related anti-EphA3 antibodies, which is currently expected to expire in 2031, and own 22 foreign patents to anti-EphA3 antibodies and therapeutic uses, in addition to owning four U.S. patents to therapeutic methods using anti-EphA3 antibodies, one European patent to be validated in 19 countries, and seven foreign patents owned jointly with a third party covering methods of treatment with anti-EphA3 antibodies. The two U.S. and 45 foreign patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

Manufacturing and Raw Materials

We outsource all development activities, including the development of formulation prototypes. We do not have, nor do we plan to have, any manufacturing facilities. Instead, we have adopted a manufacturing strategy of contracting with third party contract manufacturing organizations (“CMOs”) for the manufacture of bulk drug substance (“BDS”) and fill, finish, labeling, packaging and distribution work for our product candidates. We believe our outsourcing approach allows us to maintain a leaner staff and a more flexible infrastructure, allowing us to focus our expertise on developing our products.

The successful execution of our manufacturing strategy is a key component of our overall business strategy, as we believe that our ability to obtain regulatory approval for lenzilumab to be used commercially depends at least in part on our ability to demonstrate to regulators that we will be able to scale the manufacturing to produce a sufficient quantity of dosages to address the potential demand for the product. Our experience has been that the overall time to manufacture a 2-to-4-thousand-liter batch of lenzilumab BDS at an existing CMO and to complete the fill, finish, labeling and packaging of the vials is approximately 6 to 9 months. Accordingly, our reliance on CMOs requires us to carefully plan the availability of manufacturing slots and the availability of drug for investigation in preclinical and clinical trials and, potential commercialization. Further, our current agreements with CMOs represent large financial commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for the initial technology transfer, which takes several months in advance of any manufacturing taking place. For a description of risks related to our manufacturing strategy, including our complete reliance on CMOs, see “Item 1A. Risk Factors.”

In 2020 and the first half of 2021, we were aggressive in pursuing manufacturing slots for lenzilumab in contemplation of its potential commercialization under an EUA in the U.S. or an equivalent authorization in the UK and EU. Please refer to “Part II, Item 7. Management’s Discussion and Analysis” for a further discussion of the costs we incurred in these efforts. Our production efforts were less successful than we had anticipated, as we experienced shortages of raw materials and critical components necessary for our manufacturing processes, delays in production and availability of manufacturing slots and failures in production at the BDS and DP level resulting in lower than anticipated yields. Further, certain of our CMOs had difficulties in producing BDS within specifications or were unable to produce BDS on a timely basis due to challenges in the supply of materials used in the production process.

In addition, MHRA in the UK has advised us that it requires certain validation work to be conducted related to production of lenzilumab prior to potential approval for sale. Guidance from FDA is that validation is not required for materials produced for sale under EUA, that validation could be completed and submitted as part of the subsequent regulatory process and that lenzilumab made prior to validation may be available for sale under an EUA, if FDA were to grant such an authorization. For lenzilumab for which no validation is planned, FDA would rely on a comparability report to ensure lenzilumab would be available for sale under an EUA. As of February 15, 2022, lenzilumab treatments for approximately 67,000 patients were in various stages of the validation process and another approximately 24,000 lenzilumab treatments had been produced, or were in process of being produced, for which we do not plan to complete validation. Another 41,000 treatments are in production at one of our CMOs for which material has not yet been released, and which may require reprocessing prior to release. At this time, it is not possible to predict if these 41,000 treatments would be released and available for sale if authorization or approval for lenzilumab were to be attained.

We have sought to mitigate our financial commitments while continuing to position lenzilumab for a future authorization or approval in the U.S., EU and UK. Our mitigation efforts included the amendment or in some cases cancelation of certain of our agreements with CMOs for future manufacturing work, some of which were contingent on EUA, in an effort to reduce our future spending. We incurred cancellation fees for several of these modifications. We also have disputed several invoices for cancellation fees and for production batches for lenzilumab that had been submitted by CMOs that failed to produce BDS within our stated release specifications, but our mitigation efforts may not be successful to recoup any such loss of lenzilumab BDS or DP. See Item 3. To this Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on these disputes. In the event of authorization by MHRA, EMA, or FDA, we anticipate that the demand for commercial product could exceed the in process and planned production of lenzilumab through 2022. We intend to seek additional manufacturing capacity if authorization is obtained. We expect to use a portion of the revenues generated from commercial sale of lenzilumab following receipt of a regulatory authorization to support our efforts to expand production capacity in 2023 and beyond.

Sales and Marketing

We intend to outsource our sales and marketing infrastructure necessary to market and sell our products, if authorized or approved. As our drug candidates progress, we may also seek strategic alliances and partnerships with third parties including those with existing infrastructure and with government bodies.

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties to develop potential biologic therapies to treat COVID-19, to make CAR-T therapy and allogeneic HSCT safer and more effective and to develop a potential treatment for hematologic cancers, in addition to recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA, as bio-similars, referencing our drug products. Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

The current standard of care for aGvHD is daily systemic steroids, with a patient response rate of approximately 50%. CMML is currently treated via stem cell transplant, surgery or chemotherapy, typically azacytidine or decitabine. Competition for the treatment of solid tumors varies by tumor type. Surgery and/or radiation treatment is typically the first-line therapy, followed by chemotherapy. Chemotherapy may be used as front-line treatment in the case of inoperable tumors and targeted therapies may be used as second-line therapy for specific solid tumors that exhibit certain mutations. There are currently no known therapies that target EpAh3 antigen.

Lenzilumab and COVID-19 competition

There are currently no FDA-approved immunomodulators for the prevention of the hyperinflammatory state associated with COVID-19; however, Emergency Use Authorization has been granted to tocilizumab and baricitinib, two compounds that are approved for certain inflammatory conditions. The NIH treatment guidelines for therapeutic management of hospitalized adults with COVID-19 (as of December 2021) are shown below:

Figure 2. Therapeutic Management of Hospitalized Adults With COVID-19 Based on Disease Severity

DISEASE SEVERITY	PANEL'S RECOMMENDATIONS
Hospitalized but Does Not Require Supplemental Oxygen	The Panel **recommends against** the use of **dexamethasone (AIIa)** or **other corticosteroids (AIII)**.[a] There is insufficient evidence to recommend either for or against the routine use of remdesivir. For patients at high risk of disease progression, remdesivir may be appropriate.
Hospitalized and Requires Supplemental Oxygen	Use 1 of the following options: • **Remdesivir**[b,c] (e.g., for patients who require minimal supplemental oxygen) **(BIIa)** • **Dexamethasone plus remdesivir**[b,c] **(BIIb)** • **Dexamethasone (BI)** For patients on dexamethasone with rapidly increasing oxygen needs and systemic inflammation, add a second immunomodulatory drug[d] (e.g., baricitinib[e] or tocilizumab[e]) **(CIIa)**.
Hospitalized and Requires Oxygen Through a High-Flow Device or NIV	Use 1 of the following options: • **Dexamethasone (AI)** • **Dexamethasone plus remdesivir**[b] **(BIII)** For patients with rapidly increasing oxygen needs and systemic inflammation, add either **baricitinib**[e] **(BIIa)** or **IV tocilizumab**[e] **(BIIa)** to 1 of the 2 options above.[d,f]
Hospitalized and Requires MV or ECMO	• **Dexamethasone (AI)**[g] For patients who are within 24 hours of admission to the ICU: • **Dexamethasone plus IV tocilizumab (BIIa)** If IV tocilizumab is not available or not feasible to use, IV **sarilumab** can be used **(BIIa)**.

Rating of Recommendations: A = Strong; B = Moderate; C = Optional
Rating of Evidence: I = One or more randomized trials without major limitations; IIa = Other randomized trials or subgroup analyses of randomized trials; IIb = Nonrandomized trials or observational cohort studies; III = Expert opinion

[a] Corticosteroids prescribed for an underlying condition should be continued.

[b] If the patient progresses to requiring high-flow oxygen, NIV, MV, or ECMO, complete the full course of remdesivir (refer to Table A).

[c] Evidence suggests that the benefit of remdesivir is greatest when the drug is given early in the course of COVID-19 (e.g., within 10 days of symptom onset). Clinical trials have not demonstrated a mortality benefit for remdesivir, but a large placebo-controlled trial showed that remdesivir reduced time to clinical recovery in hospitalized patients. See Rationale for the Use of Remdesivir below.

[d] Drugs are listed alphabetically. There are no studies directly comparing baricitinib and tocilizumab, and there is insufficient evidence to recommend 1 drug or 1 class of drug (i.e., JAK inhibitors, anti-IL-6 receptor mAbs) over the other. Treatment decisions should be based on local guidance, drug availability, and patient comorbidities.

[e] If baricitinib and IV tocilizumab are not available or not feasible to use, **tofacitinib** can be used instead of baricitinib **(BIIa)** and **IV sarilumab** can be used instead of IV tocilizumab **(BIIa)**.

[f] The Panel **recommends against** the use of **baricitinib** in combination with **tocilizumab** for the treatment of COVID-19, except in a clinical trial **(AIII)**. Because both baricitinib and tocilizumab are potent immunosuppressants, there is the potential for an additive risk of infection.

[g] The combination of **dexamethasone plus remdesivir** may be considered for patients who have recently been intubated **(CIII)**. The Panel **recommends against** the use of **remdesivir** monotherapy in these patients **(AIIa)**.

Key: ECMO = extracorporeal membrane oxygenation; ICU = intensive care unit; IL = interleukin; IV = intravenous; JAK = Janus kinase; mAb = monoclonal antibody; MV = mechanical ventilation; NIV = noninvasive ventilation; the Panel = the COVID-19 Treatment Guidelines Panel; PO = orally

Lenzilumab and CAR-T-related toxicities competition

There are currently no FDA-approved products for the prevention or treatment of ICANS or for the prevention of CRS associated with CAR-T therapy. Medicines used to manage ICANS and CRS, such as tocilizumab and corticosteroids, have not adequately controlled the side-effects, and steroids may have a detrimental impact on the efficacy of the CAR-T therapy itself while tocilizumab may increase the risk of CAR-T therapy induced ICANS and is correlated with an increased risk of infections, including severe infections. Further, these medicines have not undergone prospective clinical trials for use in this patient population. Tocilizumab is only approved for the treatment of severe cases of CRS, but is not approved for prevention of CRS, nor is it approved for either prevention or treatment of ICANS.

Other experimental approaches being explored include development of next-generation, CAR-T constructs, including introducing suicide genes into CAR-T cells using herpes simplex virus thymidine kinase (“HSV-TK”) or inducible caspase-9 (“iCasp9”) genes with “on / off” switches, incorporating a co-stimulatory molecule into T-cells, using RNA-guided DNA targeting technology or other epitope-based / gene-editing technology. While it is possible that some of these approaches could result in lower rates of ICANS and/or CRS, preliminary data suggests that improvements in the safety profile are associated with lower rates of efficacy and durable response. This is not surprising given the linkage that has been shown to exist between CAR-T cell expansion, efficacy and toxicity. There are also several other anti-GM-CSF compounds that are in various stages of development, however the focus of these compounds appears to be in chronic autoimmune disorders such as rheumatoid arthritis, ankylosing spondylitis, giant cell arteritis and related disorders.

Government Regulation

Drug Development and Approval in the U.S.

As a biopharmaceutical company operating in the U.S., we are subject to extensive regulation by FDA and by other federal, state, and local regulatory agencies. FDA regulates biological products such as our product candidates under the U.S. Federal Food and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and their implementing regulations. These laws and regulations set forth, among other things, requirements for preclinical and clinical testing, development, approval, labeling, manufacture, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates. Under the PHSA, in most circumstances an FDA-approved BLA is required to market a biological product, or biologic, in the U.S. Biologics receive 12 years market exclusivity from first licensure. During the COVID-19 public health emergency, however, FDA has certain authority, under the FDCA and The Pandemic and All Hazards Preparedness Reauthorization Act of 2013, to bypass the BLA pathway and issue an EUA for certain medical products, including biologics, intended for use during the emergency. An EUA, once issued for a biologic, lasts only for a limited amount of time, after which a BLA will be required for continued marketing.

Emergency Use Authorization

FDA’s EUA authority allows the agency to facilitate greater availability and use of medical countermeasures, including biologics, when the Secretary of Health and Human Services (“HHS”) has declared that circumstances exist that justify such authorization. Under such circumstances, companies may request an EUA to permit the marketing and use of a product before that product has received FDA approval, or to permit the otherwise unapproved use of an approved product. FDA may only issue an EUA if it concludes that: the chemical, biological, radiological or nuclear agent referred to in the HHS Secretary’s public health emergency declaration is capable of causing a serious or life-threatening disease; the product at issue “may be effective” to prevent, diagnose, or treat serious or life-threatening diseases or conditions that can be caused by that agent or to mitigate a disease or condition caused by an FDA-regulated product used to diagnose, treat, or prevent a disease or condition caused by that agent; and that there are no adequate, approved, and available alternatives.

The EUA “may be effective” standard requires a lower level of evidence than the “effectiveness” standard required for a BLA. FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In deciding whether to authorize emergency use, FDA will evaluate whether the known and potential benefits of the product outweigh the known and potential risks, taking into account the totality of the scientific evidence. Such evidence may include clinical trial data, in vivo efficacy data from animal models, and in vitro data. Even where a product “may be effective,” FDA may only issue an EUA if there is no adequate, approved, and available alternative to the candidate product, either because there is no alternative product at all or because of, for example, an insufficient supply of an approved alternative to meet the emergency need; contraindications for use of an approved product in certain populations or circumstances; or the agent at issue in the public health emergency is resistant to approved and available products.

When an EUA is issued, FDA will typically limit or restrict the amount of promotional activity that may be conducted for the medical product granted an EUA and may reissue an EUA to change the terms based on a change in circumstances, such as the emergence of new clinical trial data that change the risk-versus-benefit analysis.

An EUA is not a permanent marketing authorization. Rather, an EUA may be terminated once the Secretary of HHS declares that the public health emergency is terminated; when a product that is marketed under an EUA obtains full marketing approval (for example, under a BLA); or when circumstances change (such as, for example, new data emerge that change the risk-benefit calculation). As a practical matter, where the HHS Secretary declares an end to the public health emergency that gave rise to FDA’s EUA authority, the Secretary must provide advance notice that allows for disposition of an unapproved product.

Applications Relying on the Applicant’s Clinical Data

The approval process for a BLA under the PHSA requires the conduct of extensive studies and the submission of large amounts of data by the applicant. The biologic development process for these applications will generally include the following phases:

Preclinical Testing. Before testing any new biologic in human subjects in the U.S., a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with FDA’s Good Laboratory Practice (“GLP”) regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

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

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board (“IRB”), at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND application may be submitted in support of a BLA if the study was conducted in accordance with GCP and FDA is able to validate the data. A study sponsor is required to publicly post certain details about active clinical trials and clinical trial results on the government website clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, notably, in the CAR-T setting, FDA has granted approval to all five currently marketed CAR-T therapies (Gilead/Kite’s Yescarta, and Tecartus, Novartis’s Kymriah and Bristol Myers Squibb’s Breyanzi and Abecma) based on Phase 2 data and to tocilizumab without any prospective data in the CAR-T setting:

∙	Phase 1 clinical trials include the initial administration of the investigational product to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase I clinical trials generally are intended to determine the metabolism and pharmacologic actions of the product, the side-effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
∙	Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.
∙	Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather additional information about safety and effectiveness necessary to evaluate the product’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen, or with the safety, purity, and potency of a biological product.

∙	FDA does not always require every approved therapy to complete Phase 1 through 3 studies to secure approval. Approval through expedited routes is at the discretion of FDA.

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

Regulatory Exclusivities

Biologics Price Competition and Innovation Act

In 2010, the Biologics Price Competition and Innovation Act (“BPCIA”) was enacted, creating an abbreviated approval pathway for biologic products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under a BLA. The BPCIA also provides innovator manufacturers of original reference biological products 12 years of exclusive use from first licensure before biosimilar versions can be licensed in the U.S. This means that FDA may not approve an application for a biosimilar version of a reference biological product until 12 years after the date of first licensure of the reference biological product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of first licensure of the reference biological product. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval of the biosimilar product, although the interpretation of those procedures has been subject to litigation and appears to continue to evolve. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by FDA to be interchangeable with the reference product.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, a BLA must contain data adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, FDA, and FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-Phase I meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after licensing of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in Food and Drug Administration Safety and Innovation Act (“FDASIA”). Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Pediatric exclusivity is another type of exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by a further six months. This is not a patent term extension, but it effectively extends the regulatory period during which FDA cannot license another application.

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

Regenerative Medicine Advanced Therapy Designation

Recently, through the 21st Century Cures Act (the “Cures Act”), Congress also established another expedited program, called a RMAT designation. The Cures Act directs FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

Post-Licensing Regulation

Once a BLA is approved and a product marketed, a sponsor will be required to comply with all regular post-licensing regulatory requirements as well as any post-licensing requirements that FDA may have imposed as part of the licensing process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to FDA, provide updated safety and potency or efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies and are subject to periodic unannounced inspections by FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing processes are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCA”), which regulate the distribution and tracing of prescription drug samples at the federal level and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Drug Development and Approval in the European Union and United Kingdom

In order to market a drug product outside of the United States, a company must comply with a variety of foreign regulatory requirements governing clinical studies, product approval, and commercial sale and distribution of the product. Regardless of whether a company obtains FDA approval for the product, it must obtain any necessary approvals from foreign regulatory authorities prior to commencing clinical trials or marketing the product in the relevant countries. The approval process and regulatory requirements vary significantly across jurisdictions, and the time to approval and marketing may be longer or shorter than that required for FDA approval.

European Union

The process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU. As in the United States, the EU also has a standard marketing authorization approval process and a conditional authorization process that can be used to bring medicine to the market more quickly during a public health emergency.

The EU’s Clinical Trials Regulation (“CTR”) went into effect on January 31, 2022. The CTR repeals the Clinical Trials Directive (“CTD”) and national implementing legislation in EU Member States, which previously regulated clinical trials in the EU. The evaluation, authorization, and supervision of clinical trials are the responsibilities of EU Member States and European Economic Area (EEA) countries. Prior to the CTR, clinical trial sponsors had to submit clinical trial applications separately to regulatory authorities in each country to gain regulatory approval to conduct clinical trials. The new CTR aims to harmonize the process for assessment and supervision of clinical trials by enabling sponsors to submit a single online application for approval to run a clinical trial in several European countries, making it more efficient to carry out such multinational trials. A three-year phased-in transition period has been established.

Traditional marketing authorization in the EU may be obtained under a centralized procedure, a decentralized procedure, or a mutual recognition procedure. The data requirements and standards governing drug authorization are the same in the EU regardless of the authorization route.

The centralized procedure provides for a grant of a single marketing authorization that is valid for all EU Member States. Under the centralized procedure, drug companies submit a single marketing authorization application to European Medicines Agency (“EMA”). EMA’s Committee for Medicinal Products for Human Use (“CMPH”) will carry out a scientific assessment of the application and recommend whether or not the drug should be marketed. The European Commission will then make a legally binding decision based on the CMPH recommendation. Once granted by the European Commission, the centralized marketing authorization is valid in all EU Member States and in European Economic Area countries, although decisions about pricing and reimbursement will take place at the national and regional level before a medicine will be made available in a particular EU country. The centralized procedure is mandatory for drugs that contain a new active substance to treat certain condition (such as cancer); drugs derived from biotechnology processes, such as genetic engineering; advanced-therapy medicines, such as gene-therapy; orphan medicines for rare diseases; and some veterinary medicines. It is optional for other drugs.

The decentralized procedure allows an applicant to apply for simultaneous authorization by more than one EU Member State where a drug product has not yet been authorized by any EU Member State and does not fall within the mandatory scope of the centralized procedure. Under the decentralized procedure, one of the proposed EU Member States is asked by the applicant to act as a Reference Member State (“RMS”). The RMS conducts the initial evaluation of the product and issues a draft assessment report and related materials. The assessment report is submitted to the other “Concerned Member States” (“CMS”) who must decide whether to approve the report and related materials or to ask further questions and/or raise objections. If all issues are resolved and the application is successful, each Member State will then issue a Marketing Authorization for the product permitting it to be marketed in their country. If a CMS cannot approve the assessment report and related materials due to concerns regarding potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all Member States.

Finally, the Mutual Recognition Procedure must be used when a product has already been authorized in at least one Member State on a national basis and the Marketing Authorization Holder wishes to obtain a marketing authorization for the same product in at least one other Member State. The Member State that has already authorized the product (known as the RMS) submits its evaluation of the product to one or more other Concerned Member States, which are then asked to mutually recognize the marketing authorization of the RMS. If the application it successful, the Concerned Member State(s) will then issue a marketing authorization permitting the marketing of the product in their country.

As in the U.S., companies may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

In the EU, companies developing a new medicinal product must agree to a Pediatric Investigation Plan (“PIP”) with EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

European Union – Conditional Marketing Authorization

The EMA may grant a conditional marketing authorization for medicines that address unmet needs, on the basis of less comprehensive clinical data than normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required. Drugs for human use, including orphan drugs, are eligible for conditional marketing authorization if they are intended to treat, prevent, or diagnose serious debilitating or life-threatening diseases, if: (1) the risk-benefit balance of the product is positive; (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data; (3) unmet medical needs will be fulfilled; and (4) the benefit to the public health of the immediate availability on the market of the product outweighs the risk inherent in the need for additional data. Conditional marketing authorization, which may specify additional requirements regarding completion of ongoing or new studies and collection of pharmacovigilance data, is valid for one year, and may be renewed annually if the risk-benefit balance remains positive, and after assessment of the need for additional or modified conditions.

During the COVID-19 pandemic, EMA is using the conditional marketing authorization procedure to expedite the approval of safe and effective COVID-19 treatments and vaccines in the EU. In a public health emergency such as the pandemic, the conditional marketing authorization procedure can be combined with a rolling review of data during the development of a promising medication to further expedite evaluation.

The United Kingdom

Since the exit of the UK from the European Union, Great Britain (England, Scotland, and Wales) is no longer covered by EU procedures for the grant of marketing authorizations and a separate marketing authorization will be required to market drugs (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). It will be necessary for applicants to make a separate application to the UK Medicines and Healthcare products Regulatory Agency ("MHRA") for a UK marketing authorization. For a period of two years from January 1, 2021, MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application, however, is still required. There is currently no procedure for mutual EU/UK recognition of new medicinal products.

MHRA has introduced a national conditional marketing authorization scheme for new drugs in Great Britain. This scheme has the same eligibility criteria as the EU scheme and is intended for drugs that fulfill an unmet medical need, such as drugs for serious and life-threatening diseases where no satisfactory treatment methods are available or where the product offers a major therapeutic advantage. MHRA may grant a conditional marketing authorization where comprehensive clinical data is not yet complete, but it is judged that such data will become available soon. The marketing authorization application must still contain adequate evidence of safety and efficacy to enable MHRA to conclude that the risk-benefit balance of the drug is positive. MHRA may take into account the designation by EMA (or another jurisdiction) of a drug as eligible for conditional marketing authorization, but MHRA will make the final decision on eligibility of the product under the Great Britain framework. Conditional marketing authorizations will be valid for one year and will be renewable annually.

With the exit of the UK from the European Union, the UK will not be implementing the CTR and the UK provisions implementing the current law as set out in the CTD will continue to apply until amended by the UK.

Data exclusivity periods in the United Kingdom are currently in line with those in the European Union; however, the Trade and Cooperation Agreement that outlines the future trading relationship between the UK and EU provides that the periods for both data and market exclusivity are to be determined by domestic law; therefore, exclusivity periods in the two jurisdictions could diverge in the future.

Gaining orphan drug designation in Great Britain following Brexit is based on the prevalence of the condition in Great Britain (rather than in the EU). It is, therefore, possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain. Unlike in the EU, applications for orphan drug designation in Great Britain are reviewed in parallel with the corresponding marketing authorization application.

Employees and Human Capital Resources

As of December 31, 2021, we employed 11 full-time employees, and no part-time employees, the majority of whom work remotely in various locations throughout the United States and the world. In addition, we contract with several part-time independent consultants performing manufacturing, supply chain, quality assurance and control, regulatory and clinical development, intellectual property, public relations, investor relations, commercial, and finance and accounting functions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about our Executive Officers

The following sets forth the names, ages and current positions of our executive officers as of February 16, 2022.

Cameron Durrant, M.D., MBA, age 61, has served as our Chairman of our Board since January 2016, and as our Chief Executive Officer since March 2016. In addition, Dr. Durrant served as our Interim Chief Financial Officer from July 1, 2019 to July 31, 2020. From May 2014 to January 2016, Dr. Durrant served as Founder and Director of Taran Pharma Limited, a private semi-virtual specialty pharma company developing and registering treatments in Europe for orphan conditions. Dr. Durrant served as President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc., a subsidiary of Hi-Tech Pharmacal Co., Inc., from September 2012 to April 2014 until its acquisition by Akorn. He previously has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck. Dr. Durrant was a director of Immune Pharmaceuticals Inc. from July 2014 to September 2018 and serves on the boards of directors of two privately held healthcare companies. Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, and his MBA from Henley Management College, Oxford, UK.

Timothy Morris, CPA, age 60, joined Humanigen as Chief Operating and Financial Officer on August 1, 2020. Prior to assuming his position as a Humanigen officer, Mr. Morris served as a member of our Board since June 2016. Mr. Morris served as the Chief Financial Officer of Iovance Biotherapeutics, Inc., a biopharmaceutical company, from August 2017 until June 2020. From March 2014 to June 2017, Mr. Morris served as Chief Financial Officer and Head of Business Development of AcelRx Pharmaceuticals, Inc., a specialty pharmaceutical company. From November 2004 to December 2013, Mr. Morris served as Senior Vice President Finance and Global Corporate Development, Chief Financial Officer of VIVUS, Inc. a biopharmaceutical company. Mr. Morris received his BS in Business with an emphasis in Accounting from California State University, Chico, and is a Certified Public Accountant (Inactive).

Dale Chappell, M.D., MBA, age 51, was appointed as our Chief Scientific Officer on July 6, 2020. Dr. Chappell is the managing member of BH Management, a private investment manager that specializes in biopharmaceuticals and a significant stockholder, a position he has held since 2002. Since April 2015, Dr. Chappell has served as CEO, President and CFO of Cheval U.S. Holdings, Inc., a private investment company with holdings in the hospitality industry. Previously, Dr. Chappell was an associate with Chilton Investment Company, covering healthcare, and an analyst at W.P. Carey & Company. Dr. Chappell, who received his MD from Dartmouth Medical School and his MBA from Harvard Business School, began his career as a Howard Hughes Medical Institute fellow at the National Cancer Institute where he studied tumor immunology, worked as a researcher in the labs of Dr. Steven A. Rosenberg (widely thought of as one of the pioneers in CAR-T therapy) and Dr. Nicholas P. Restifo (a leading researcher in the field of immunology) and is published in the field of GM-CSF. Dr. Chappell served as a member of the Board from June 2016 to November 2017. Prior to joining Humanigen in a full-time role as our Chief Scientific Officer, Dr. Chappell advised and consulted with management as our ex-officio chief scientific officer.

Edward P. Jordan, MBA, age 54, was appointed as our Chief Commercial Officer on August 24, 2020. Mr. Jordan has more than two decades of commercial operations experience at leading biotechnology and pharmaceutical companies, having launched over a dozen products and developed new therapeutic markets in the U.S. and abroad. From 2016 until joining Humanigen, Mr. Jordan served as Senior Vice President of DBV Technologies, where he built the North American commercial organization in preparation for the launch of a lifesaving pediatric biologic. Prior to DBV Technologies, from January 2014 to July 2015, Mr. Jordan was the Senior Vice President, Hematology and Oncology Sales and Marketing at AMAG Pharmaceuticals. Prior to AMAG Pharmaceuticals, Mr. Jordan served in executive roles at Teva Pharmaceuticals. Mr. Jordan began his career at Schering-Plough, prior to the acquisition by Merck, and spent 18 years in sales and marketing leadership positions. Mr. Jordan received dual undergraduate degrees from The University of Rhode Island and an MBA from Southern New Hampshire University.

Adrian Kilcoyne, MD, MBA, MPH, age 51, was appointed as our Chief Medical Officer on April 21, 2021. Dr. Kilcoyne has significant global pharmaceutical and biotechnology industry experience and an extensive clinical background. From June 2019 until joining Humanigen, Dr. Kilcoyne served as Vice President of Oncology Global Medical Affairs, AstraZeneca most recently as Head of Evidence Generation and External Alliances, where he oversaw the global evidence strategy across the company’s entire oncology portfolio. Previously, Dr. Kilcoyne held several leadership positions at Celgene Corporation including Executive Medical Director, Global Lymphoma Program Lead, Clinical Research and Development, overseeing the development of lenalidomide in DLBCL and worked closely on the development of Breyanzi. Dr. Kilcoyne graduated from Trinity College, Dublin and holds a MSc in Public Health from the London School of Hygiene and Tropical Medicine, along with a MSc in Business Administration from the Warwick Business School.

Available Information

We were incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. Effective August 7, 2017, we changed our legal name to Humanigen, Inc. Our principal executive offices are located at 830 Morris Turnpike, 4th Floor, Short Hills, NJ 07078 and our telephone number is (973) 200-3010. Our website address is www.humanigen.com. Our common stock is currently listed on the Nasdaq Capital Market under the symbol HGEN. We operate in a single segment.

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

ITEM 1A.  RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

Risks Related to Our Efforts to Develop Lenzilumab for COVID-19

FDA declined our initial request for emergency use authorization for lenzilumab as a therapy for hospitalized patients with COVID-19. The MHRA also has not approved our application for marketing authorization of lenzilumab in this indication. We are continuing to pursue an authorization or approval for lenzilumab’s use in hospitalized patients with COVID-19 in the U.S., UK and EU, but may not obtain one.

On September 8, 2021, FDA informed us that it had declined to issue an EUA for lenzilumab for patients hospitalized with COVID-19. FDA has advised us that we will need to submit further safety and efficacy data in an amended application for EUA. Likewise, MHRA raised a number of questions in its review of our application for marketing authorization, including around efficacy, to which we need to respond. It is possible, but not assured, that the results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, being conducted by NIH, if confirmatory of the findings of the CRP subgroup from the LIVE-AIR study, may support our efficacy claim in such a way as to support an amendment to the EUA application and our response to MHRA. In addition, if the results from ACTIV-5/BET-B are not confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, we would either conduct a new clinical trial of our own or abandon this development program altogether. Unfavorable results likely would have a material and adverse impact on our stock price and ability to obtain future financing needed to continue as a going concern, as well.

If ACTIV-5/BET-B results confirm our findings from the CRP subgroup from the LIVE-AIR study, we may be required to obtain and submit additional information related to the Chemistry Manufacturing and Control (“CMC”) aspects of lenzilumab production before we attain EUA or any other authorization or approval. We are in the process of obtaining additional CMC information but there is no assurance as to exactly when or if we will generate sufficient information to satisfy regulatory requirements.

More broadly, in the context of EUA or any other request for a conditional marketing authorization or approval, there is no requirement that FDA or any regulatory body reach a favorable conclusion about our submissions. A myriad of factors, including the regulator’s assessment of the urgency of the need for a therapeutic such as lenzilumab; the efficacy of lenzilumab in new or different variants that have emerged or may evolve; and other factors such as the development of more efficacious vaccines or therapies, may influence a regulator’s decision on any submissions we may make.

Furthermore, if an EUA is granted to permit lenzilumab to be commercialized for use in the treatment of COVID-19, the authorization would only remain in effect while a “Public Health Emergency” is underway and might be expressly conditioned or limited by FDA. An EUA, if granted, could also be terminated if, in the future, there are changes in available data that bear on the risk-benefit analysis, or if alternative approved products become available.

Accordingly, it is possible that FDA and other regulatory authorities may not authorize or approve lenzilumab for the treatment of COVID-19, or that any such authorization or approval, if granted, may have significant limitations on its use or subsequently be rescinded or terminated. We may never successfully commercialize lenzilumab for use in COVID-19 patients or realize a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

We need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern.

During 2021, we incurred significant costs associated with our development program for lenzilumab in COVID-19 without attaining a regulatory authorization or approval to commercialize it. Our liquidity position is highly constrained as a result. We need to obtain additional financing to pursue the development of lenzilumab and our other product candidates pending our ability to commence commercialization and begin generating revenues from product sales if lenzilumab were to be authorized or approved by a regulatory agency.

Until we can generate a sufficient amount of revenue, we intend to attempt to finance future cash needs through our at-the-market offering program or other public or private equity offerings, license agreements, grant financing and support from governmental agencies, convertible debt, other debt financings, collaborations, strategic alliances, extending and managing amounts owed to vendors and marketing, supply, distribution or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We expect that the results of the ACTIV-5/BET-B trial will be important to potential investors in evaluating an investment in our company. Accordingly, our ability to raise capital on favorable terms in the future is linked closely to the success of that trial, which we cannot assure. Unfavorable results likely would have a material and adverse impact on our stock price and ability to obtain future financing.

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, the presence of the explanatory paragraph about our ability to continue as a going concern in our financial statements, could also make it more difficult to raise the capital necessary to address our current needs.

Our commercial opportunity in COVID-19 may be reduced or eliminated if competing products for the same segment of patients that lenzilumab targets are authorized or approved.

We may not be successful in attaining any authorization or approval for lenzilumab in hospitalized COVID-19 patients before competitors receive authorization or approval of competitive therapeutics. In addition, vaccines, neutralizing antibodies, and oral antivirals which have been granted EUA and/or FDA approval to prevent COVID-19 may indirectly compete for the same patients by preventing hospitalization. As discussed in greater detail under “Item 1. Business—–Lenzilumab and COVID-19 Competition,” several neutralizing antibodies have been approved to prevent progression in the early stages of infection, multiple vaccines and boosters have been authorized by FDA and other regulatory agencies, and there are numerous other companies working on therapies and/or vaccines to treat COVID-19. If additional competing therapies and/or vaccines are approved, such approval could have a material adverse impact on our ability to attain regulatory approvals needed to commercialize lenzilumab as a therapy for COVID-19.

Manufacturing efforts relating to our lenzilumab program in COVID-19 have been extremely costly and inefficient in producing treatments for use in our clinical development program or potential sale.

Our complete reliance on third-party manufacturers to produce lenzilumab subjects us to a number of risks, as described in more detail under “—Other Risks Related to Our Business and Industry” below. We believe that our ability to obtain the requisite regulatory authorizations or approvals to permit lenzilumab to be used commercially for hospitalized patients with COVID-19 depends at least in part on our ability to demonstrate that we will be able to scale the manufacturing to produce a sufficient quantity of treatments, satisfying all applicable process performance qualification (“PPQ”) requirements, to address the potential demand for the product. Our efforts to develop that manufacturing scale have been impaired by the following:

•	We have experienced and expect to continue to experience shortages of raw materials and critical components necessary for our manufacturing processes.
•	We struggled to reserve manufacturing slots at our CMOs. During the latter half of 2020, and continuing into 2021, it was and continues to be more challenging and expensive to obtain these slots due to increased demand for production at our CMOs, many of which also manufacture vaccines and other therapeutics.
•	Even after being reserved and paid for, the manufacturing slots for which we contracted were in some cases displaced as mandated from Rated Orders issued under the U.S Defense Production Act (“DPA”). This displacement risk has caused us to expend significant efforts to manage our supply chain and add additional CMOs.
•	Some of our CMOs struggled or outright failed to produce lenzilumab meeting our specifications. The process of manufacturing biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, foreign substances or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We lost batches of lenzilumab BDS to several of these disruptive errors, which has limited the number of potential treatments on hand. In addition, two of our CMOs have denied responsibility for the challenges they experienced and are demanding payment despite not delivering usable BDS; these payment demands, if resolved adversely to us, would further impair our liquidity.

•	Subsequent to FDA’s declination to grant EUA following our initial request, we took action to cancel future manufacturing slots. While some in-process work is continuing, we do not yet have any capacity reserved for lenzilumab production beyond 2022, nor do we have agreements in place for the commercial production of lenzilumab. Accordingly, our ability to scale our manufacturing could be delayed if we were to attain a regulatory authorization or approval to commercialize lenzilumab in hospitalized COVID-19 patients later in 2022.

Interim, top-line, ad-hoc, retrospective, exploratory or preliminary data from our clinical trials that we announce or publish from time-to-time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time-to-time, we may publicly disclose preliminary, “top-line” or other data from clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We may also seek to publish additional ad-hoc, retrospective or exploratory data, including results from patients with baseline CRP levels <150 mg/L. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, such results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line, or preliminary data should be viewed with caution until the final data are available. Such data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between such data and final data could significantly harm our business prospects. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume, as we experienced following our announcement of top-line data from the LIVE-AIR study in March 2021.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. FDA’s action to decline our initial request for EUA represents a dramatic manifestation of this risk. In addition, the information we choose to publicly disclose or to publish via a preprint publication regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate, or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any our future product candidate, our business, operating results, prospects or financial condition may be harmed.

Target enrollment in the ACTIV-5/BET-B study has been reached in the primary analysis group (CRP<150 mg/L < 85 years old). Analysis of data can begin once the database lock has occurred. The NIH controls the data analysis and we may be unable to influence the timeline for completion. The primary endpoint is based on an assessment 29 days after treatment, and accordingly we believe top-line data from this study could be available in late first quarter or early in the second quarter of 2022, but the NIH may choose to wait until day 60 to complete their analysis. In addition, the COVID-19 pandemic, and in particular the widespread transmission of the omicron variant even among vaccinated people, has had a significant negative impact on worker productivity. It is possible that, due to COVID-19 or other reasons, the timeline to collect and analyze the data from ACTIV-5/BET-B may be delayed, causing the anticipated timeline to slip. There can be no assurance that we will be able to report top-line results within the timeline established by our guidance or that the top-line results will be consistent with the final results as reported after Day 60.

We cannot predict public reaction or the impact on the market price of our common stock once further announcements regarding lenzilumab or developments from ACTIV-5/BET-B are announced. Given the attention being paid to the COVID-19 pandemic and the public scrutiny of COVID-19 development announcements and data releases to date, any public announcements we make in the coming months regarding the ongoing development and regulatory process for lenzilumab may attract significant attention and scrutiny and as a result, the price of our common stock may be volatile during this time.

If an authorization or approval were granted for lenzilumab, we may be unable to accurately predict demand for lenzilumab or to produce sufficient quantities on a timely basis to meet demand.

If lenzilumab were authorized or approved for commercial use, we may be unsuccessful in estimating user demand and may not be effective in matching inventory levels and locations to actual end user demand, in particular if the COVID-19 pandemic, including emerging variants, is effectively contained or the risk of patients being hospitalized as a result of coronavirus infection is significantly diminished. In addition, adverse changes in economic conditions, increased competition, including through approved/authorized vaccines or other therapeutics (including neutralizing antibodies and oral antivirals), or other factors may cause hospitals or other users or distributors of lenzilumab to reduce inventories of our products, which would reduce their orders for lenzilumab, even if end user demand has not changed. As a result, our revenues could be difficult to predict and vulnerable to extreme fluctuations.

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

We currently do not have internal sales and marketing infrastructure in place that would be necessary to sell and market products and we may choose to not build this capability in-house. As is the case with many, if not most, small companies seeking to commercialize their products and who have not yet partnered with a larger biotech or pharmaceutical company, we have entered into an arrangement to outsource logistics and distribution services as described under “Item 1. Business—Sales and Marketing.” There can be no assurance that our partner will be effective in distributing lenzilumab.

If we or any of our potential partners fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis, our ability to generate revenue will be limited and we will need to identify and retain an alternative third-party, or develop our own sales and marketing capability. The establishment of an in-house sales and marketing operation can be expensive and time consuming and could delay any product candidate launch.

Other Risks Related to Our Business and Industry

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have incurred net losses in nearly every year since our inception. For the year ended December 31, 2021, we incurred a net loss of $236.6 million, and we have an accumulated deficit of $611.1 million as of December 31, 2021. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees, $3.6 million of which was recognized in the year ended December 31, 2021. We expect to make substantial expenditures and incur additional operating losses in the future to further develop and commercialize our product candidates. Our accumulated deficit is expected to increase significantly as we continue our development and clinical trial efforts. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In addition, the fluid and unpredictable nature of the COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, cause interruptions in the supply of raw materials or products, delay the collection of clinical trial data, and disrupt regulatory activities. Accordingly, we cannot assure you that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

We are seeking to advance the development of lenzilumab to address, among other things, the serious and potentially fatal side effects, specifically ICANS and CRS associated with CAR-T therapies and to improve the efficacy of these treatments. We, through our collaboration with Mayo Clinic, are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies. Although five CAR-T therapies have been approved by FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community.

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

CAR-T therapies currently in early development purport to incorporate technology that may minimize or eliminate the adverse side-effects, namely ICANS and CRS, and improve on efficacy, that we believe have impaired the uptake of the approved CAR-T therapies. If these developing therapies are proven safer and equally or more efficacious in their proposed indications and approved for use by FDA and other regulatory agencies, the market growth for the currently approved CAR-T therapies may be limited, impairing demand for lenzilumab.

In recent years, several biotechnology companies describing business plans focusing on development of CAR-T therapies have completed or announced they are pursuing initial public offerings (“IPOs”). Several of these companies have described their belief that their therapies will not result in the same level of ICANS or CRS as has been experienced in use of previously FDA-approved CAR-T therapies. While these products are in early-stage development, the data is limited and these products have not yet been approved for use by FDA, if new CAR-T therapies with lower occurrences of CRS and ICANS are approved, the market for lenzilumab in conjunction with CAR-T therapy may be diminished. Any such failure of a market for lenzilumab to develop could adversely affect our stock price. In addition, if new CAR-T therapies that offer improved efficacy, either with or without improved safety, are approved, the market for lenzilumab which is used in conjunction with CAR-T therapy may be diminished if such CAR-T therapy is used in preference to existing CAR-T therapy. For more information regarding FDA-approved CAR-T therapies, see “Item 1. Business—Lenzilumab in CAR-T.”

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

Even if we are successful in obtaining beneficial regulatory designations by FDA or other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval and does not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which would adversely impact our business, financial condition or results of operations.

There is a limited amount of information about us upon which investors can evaluate our product candidates and business prospects, including because we have a limited operating history developing product candidates, and we have not yet successfully commercialized any products, and have a relatively small management team.

Our primary focus is developing our proprietary monoclonal antibody portfolio, primarily lenzilumab and iFab. Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though our executives have had relevant experience at other companies. We currently have ten full-time employees and therefore are heavily dependent on external consultants and expert vendors for clinical, scientific, contract manufacturing and regulatory expertise. To execute our business plan, we will need to successfully:

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

In addition to our collaborations with the NIH, Mayo Clinic, IMPACT Partnership, SAHMRI and the University of Adelaide, and the Olivia Newton-John Cancer Research Centre, we may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.

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

Collaborations involving our product candidates pose the following risks to us, among others:

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

We have relied and may in the future rely on third parties to conduct Investigator Sponsored Trials (“ISTs”) of our products, which is cost-effective for us but affords the investigators the ability to retain significant control over the design and conduct of the trials, as well as the use of the data generated from their efforts.

We have relied and may in the future rely on third parties to conduct and sponsor clinical trials relating to lenzilumab, our GM-CSF gene knockout platform and our other immunotherapy product candidates, iFab and HGEN005. Such ISTs may provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, but we do not control the design or conduct of the ISTs, and it is possible that FDA or non-U.S. regulatory authorities will not view these ISTs as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

There is no guarantee that NIH, any CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time-to-time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

We may experience delays in commencing or conducting our clinical trials, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us, delay our ability to generate product candidate revenue or, ultimately, render us unable to complete the development and commercialization of our product candidates.

We have product candidates in clinical development and preclinical development. To obtain marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can initiate clinical trials in the U.S. for any new product candidates, we are required to submit the results of preclinical testing to FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol.

In order to continue with our testing programs already underway, we are required to report or provide information to appropriate regulatory authorities, and any failure to timely submit such reports or information will delay our plans for our clinical trials. If third parties conducting our trials do not make the required data available to us, we will likely have to identify and contract with another third party or develop necessary preclinical and clinical data on our own, which will lead to significant delays. In addition, FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND application, which may lead to additional delays. Moreover, despite the presence of an active IND application for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

•	identifying, recruiting, enrolling and retaining or replacing qualified subjects to participate in a clinical trial, which may be slower than anticipated due to the number of companies and institutions competing for subjects in clinical studies with similar patient populations;
•	identifying, recruiting, and training suitable clinical investigators;
•	reaching agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time-to-time, and may vary significantly among different CROs and trial sites;
•	obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials;
•	obtaining and maintaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at an existing or prospective site;
•	developing any companion diagnostic necessary to ensure the study enrolls the target population;
•	being required by FDA to add more patients or sites or to conduct additional trials; or
•	FDA placing a clinical trial on hold.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. Further, a clinical trial may be suspended or terminated by us, an IRB, an ethics committee, or a data safety monitoring committee overseeing the clinical trial, any of our clinical trial sites with respect to that site, or FDA or other regulatory authorities, due to several factors, including unforeseen safety issues, known safety issues that occur at a greater frequency or severity than we anticipate, any determination that the clinical trial presents unacceptable health risks, or lack of adequate funding.

Any delays in our clinical trials may delay or preclude our ability to further develop or pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial.

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

Our product development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, including to add additional arms or patient populations, which could result in increased costs and expenses and/or delays. If we or any future development partners experience delays in the completion of, or if we or any future development partners must terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, may prevent the receipt of the required approvals to commercialize our product candidates, or may result in substantial harm to our business if we fail to comply with these requirements.

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by FDA in the U.S. and by comparable authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval or other authorization, such as EUA, from FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change, and FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any future development partners’ clinical trials;
•	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from the U.S.;
•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;
•	we or any future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any future development partners contract for clinical and commercial supplies; or
•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any future development partners’ clinical data insufficient for approval.

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

If we receive regulatory approval for our product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates, may be subject to product recalls, import and export restrictions or seizures, and/or may be subject to civil and/or criminal penalties.

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

International operations involve risks that are different from those faced in the U.S. and would subject us to complex and frequently changing laws and regulations, including differing labor laws, such as the United Kingdom (“UK”) Modern Slavery Act. In addition, operations abroad are accompanied by certain financial, political, economic and other risks, including those listed below:

•	Foreign Currency Exchange: Operations internationally may subject us to risks related to foreign currency exchange risks as we make payments, or incur obligations, denominated in foreign currencies. We cannot predict future fluctuations in the foreign currency exchange rates of the U.S. dollar. If the U.S. dollar appreciates significantly against certain currencies and our practices do not sufficiently offset the effects of such appreciation, our results of operations would be adversely affected, and our stock price may decline.
•	Anti-Bribery: We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws that will govern our international operations with respect to payments to government officials. Our international operations would be heavily regulated and require significant interaction with foreign officials. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than local custom. In addition, despite our efforts, our policies and procedures may not protect us from reckless or criminal acts committed by persons who act on our behalf. Enforcement activities under anti-bribery laws could subject us to administrative and legal proceedings and actions, which could result in civil and criminal sanctions, including monetary penalties and exclusion from health care programs.

Other risks inherent in conducting foreign operations include:

•	International operations, including any use of third-party manufacturers, distributors, CROs and collaboration arrangements outside the U.S., expose us to increased risk of theft of our intellectual property and other proprietary technology, particularly in jurisdictions with less robust intellectual property protections than the U.S., as well as restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation or the imposition of compulsory licenses.
•	We may be subject to protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the U.S. or other governments.
•	Our foreign operations, third-party manufacturers, CROs or strategic partners could be subject to business interruptions for which we or they may be uninsured or inadequately insured.
•	Our operations may also be adversely affected if there is political instability or disruption in any other geographic region where we may have operations, which could impact our ability to do business in those areas.

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

We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are heavily affected by turnover and highly dependent on the expertise of the members of our senior management. If we are unable to provide competitive compensation to these employees, it may be difficult to retain them. For 2021, the Board of Directors froze the salary levels of all but one employee who was promoted and did not award any cash bonuses for 2021 performance, opting instead to grant options to employees to purchase shares of common stock in satisfaction of amounts earned under the Company's 2021 annual incentive plan. There can be no assurance that these decisions will not have a negative impact on the retention of our employees. Furthermore, we rely on third party consultants for a variety of services. We cannot predict the impact of the loss of such individuals or the loss of services of any of our other senior management, should they occur, or the difficulty in replacing such individuals. Such losses could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If our competitors develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, or if FDA approves generic or biosimilar competitors to our products post-approval, our commercial opportunity will be reduced or eliminated.

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties in immunotherapy and oncology treatments and in recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying on our biologics approvals under section 351(k) of the Public Health Service Act, or with generic copies of our products approved by FDA under an abbreviated new drug application (“ANDA”), referencing our drug products. We believe that competitors are actively developing competing products to our product candidates. See “Item 1. Business—Competition” for a discussion of competition with respect to our current product candidates.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products and rely completely on third parties to manufacture drug product, which could adversely impact our business.

The process of manufacturing our products is complex, costly, highly regulated, and subject to several risks. As such, we have no present plan or intention of developing in-house manufacturing capabilities for nonclinical, clinical or commercial scale production, and are wholly dependent on third party contract manufacturers for the timely supply of adequate quantities of our products which meet or exceed requisite quality and production standards for use in clinical and nonclinical studies. Our dependence on CMOs increases our manufacturing risks, including the possible breach of the manufacturing agreement by the CMO, the possible cancellation, delay or modification of contracted manufacturing slots by the CMO, or the termination or nonrenewal of the agreement by the CMO at a time that is costly or inconvenient for us, and could adversely affect our ability to develop and commercialize our product candidates on a timely basis. In addition, in order to balance risk and conserve financial and human resources, we have and may continue from time-to-time to defer commitment to production of product, which could result in delays to the continued progress of our clinical and nonclinical testing.

We, and our CMOs, must comply with extensive Good Manufacturing Practices (“cGMP”) regulations and are subject to inspections by FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. Suppliers of key components and materials must also be named in the EUA, BLA or other marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Foreign agencies have not inspected the Catalent site in Madison, WI. This site is the primary source of BDS for lenzilumab.

We, and our CMOs, may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our or our CMOs’ facilities, could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold of a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Further, we may have to pay the costs of manufacturing any batch produced by a CMO that fails to pass quality inspection or meet regulatory approval.

Significant noncompliance with manufacturing regulations could also result in the imposition of sanctions, including injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, adverse publicity, and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. Once our product candidates are approved, we may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

As is the case with MHRA, we are required to provide information from the PPQ runs at certain CMOs. It is our belief that lenzilumab manufactured at CMOs that have not completed PPQ will not be available for commercial sale in the UK. Historically, FDA provided guidance that we would not have to complete PPQ at all of our CMOs and that we could rely on compatibility reports to sell product under EUA. We believe EMA may require PPQ information similar to the requirements from MHRA. We do not know if FDA’s position on the PPQ requirement has changed. If FDA requires similar PPQ information, our ability to commercialize a significant amount of the lenzilumab produced to date will be limited.

In addition, the manufacturing facilities in which our products are made could be adversely affected by equipment failures, plant closures, capacity constraints, competing customer priorities or changes in corporate strategy or priorities, process changes or failures, changes in business models or operations, materials or labor shortages, natural disasters, power failures and numerous other factors.

Our third-party manufacturers are independent entities subject to their own unique operational and financial risks that are out of our control. Additionally, our third-party manufacturers may only be able to produce some of our products at one or a limited number of facilities and, therefore, we have limited manufacturing capacity for certain products, and we may not be able to locate additional or replacement facilities on a reasonable basis or at all. Our sales of such products could also be adversely impacted by our reliance on such limited number of facilities. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

In addition, we, our third-party suppliers and our CMOs have experienced disruptions in supply of product candidates and/or procuring items that are essential for our research, development and manufacturing activities, including raw materials and components used in the manufacturing of our product candidates for which there have been shortages because of ongoing efforts to address the COVID-19 pandemic. These delays have impacted our overall manufacturing supply chain operations to date, and while we continue to explore back up or alternative sources of supply, any future disruption in the supply chain from the COVID-19 outbreak, or any continued outbreak, could have a material adverse impact on our clinical trial plans, manufacturing activities and business operations.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for product candidates to include the sale of commercial products if we obtain marketing approval for our product candidates in development; however, we may be unable to obtain commercially reasonable product liability insurance for any product candidates approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our working capital and adversely affect our business.

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

We and any current or future development partners, third-party manufacturers and suppliers may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and any current or future development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partners, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

We believe that any of our product candidates, such as lenzilumab, iFab and/or HGEN005, if approved as biological products under a BLA, should qualify for the 12-year period of exclusivity. However, there is a risk that FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Finally, there is a risk that the 12-year exclusivity period could be reduced which could negatively affect our products.

In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity. However, biosimilar products have been approved under a sub-pathway of the centralized procedure since 2006. The pathway allows sponsors of a biosimilar product to seek and obtain regulatory approval based in part on the clinical trial data of an originator product to which the biosimilar product has been demonstrated to be ‘‘similar.’’ In many cases, this allows biosimilar products to be brought to market without conducting the full suite of clinical trials typically required of originators. It is unclear whether we and any future development partners would face competition to our products in European markets sooner than anticipated.

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

Even if regulatory authorization or approval were received for lenzilumab or any other product candidate, the later discovery of previously unknown problems associated with the use of lenzilumab or other product may result in restrictions, including withdrawal of the product from the market, and lead to significant liabilities and reputational damage.

Serious adverse or undesirable side effects may emerge or be identified during later stages of development of our products that were not observed in earlier stages. If our product candidates, either alone or in combination with other therapeutics, are associated with serious adverse events or undesirable side effects or unacceptable drug interactions in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that prevent further development of the compound. In addition, if third parties manufacture or use our product candidates without our permission, and generate adverse events or unacceptable side effects, this could also have an adverse impact on our development efforts.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the applicable regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale. We have not yet successfully completed testing of any of our product candidates for the treatment of the indications for which we intend to seek approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in individuals who receive any of our product candidates. Even if lenzilumab or any other products are approved, if previously unknown problems with the product or its manufacture are subsequently discovered, we may be restricted or prohibited from marketing or manufacturing such product and/or may be subject to substantial liabilities, which may adversely affect our ability to generate revenue and our financial condition.

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

We are dependent on third-party suppliers. If our third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements including PPQ, we may be unable to supply our product candidates in development for clinical trials or ship them to customers, if authorized or approved for commercial use. In addition, as further discussed above, our third-party suppliers have experienced disruptions in supply of product and/or procuring essential items as a result of supply chain issues caused by the COVID-19 pandemic. We regularly evaluate potential alternate sources of supply of raw materials, various components used in production, drug substance and drug product, but there can be no assurance that any such suppliers would be available, acceptable, or successful.

We will also rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials used to manufacture our product candidates. We do not have any control over the process or timing of the acquisition of these raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

In addition, a significant portion of the raw materials and intermediates used to manufacture our product candidates are supplied by third-party manufacturers and corporate partners outside of the U.S. As a result, any political or economic factors in a specific country or region, including any changes in or interpretations of trade regulations, compliance requirements or tax legislation, that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to conduct our pending or contemplated clinical trials.

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

If we fail to establish and maintain additional development partnerships related to our product candidates:

•	the development and commercialization of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and
•	we will bear all of the risk related to the development of any such product candidates.

Our or any new partner’s failure to develop, manufacture or effectively commercialize our product would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

Currently pending, threatened or future litigation, arbitration, governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.

We are, or may from time-to-time become, involved in lawsuits and other legal or governmental proceedings. See Item 3. to this Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding currently pending litigation that could have a material impact on us. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

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

On March 10, 2021, we entered into the Loan and Security Agreement with Hercules Capital, Inc. (the “Term Loan”) with a scheduled maturity date of March 1, 2025. As described in more detail in Note 5 to the Consolidated Financial Statements, the Term Loan contains, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.

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

We review and explore strategic alternatives on an on-going basis, but there can be no assurance that we will be successful in identifying or completing any strategic alternative, and any such strategic alternative, including future acquisitions of and investments in new businesses, could impact our business and financial condition.

We regularly review strategic alternatives to ensure our current structure optimizes our ability to execute our strategic plan and to maximize stockholder value. The review of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions of or investments in new businesses or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.

The process of exploring strategic alternatives may be time consuming, disruptive to our business operations and divert the attention of management, and if we are unable to effectively manage the process or successfully integrate any acquired personnel or operations, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will perform as expected, will realize the expected benefits, synergies, or developments or that it will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business or product candidates and the availability of financing to potential buyers on reasonable terms.

In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. To the extent we finance any acquisition or other strategic alternative in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with shares of our common or preferred stock, it could be dilutive to our current stockholders. To the extent we finance any acquisition or investment with the proceeds from the incurrence of debt, this would increase our level of indebtedness and could negatively affect our liquidity, credit rating and restrict our operations. Moreover, we may face contingent liabilities in connection with any acquisitions or investments.

Risks Related to Intellectual Property

If we fail to obtain, maintain and adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish, and our business and competitive position would suffer.

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

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the applicable product indications using these product candidates from unauthorized use by third parties only to the extent that we or any licensor owns or controls such valid and enforceable patents or trade secrets.

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

We are a party to technology licenses and have acquired certain assets and rights that are important to our business and we may enter into additional licenses or acquire additional assets and rights in the future. We currently hold licenses from Ludwig Institute for Cancer Research (“LICR”), BioWa, Inc. (“BioWa”), Lonza Sales AG (“Lonza”), Mayo Foundation (“Mayo”) and the University of Zurich (“UZH”). These licenses impose various commercial, contingent payments, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license or take back rights or assets, in which event we would lose valuable rights under our collaboration agreements, potential claims and our ability to develop product candidates.

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

We have also entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which we may issue and sell from time-to-time shares of common stock through Cantor, as sales agent. Sales of a substantial number of shares under the Sales Agreement, or the perception that those sales may occur, could cause the market price of our common stock to decline. See Notes 8 and 13 to the Consolidated Financial Statements for additional information regarding the Sales Agreement and our sales of common stock pursuant to the Sales Agreement.

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

The Nasdaq Capital Market’s rules for listed companies require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. In addition to specific listing and maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

As a listed company, we are required to meet the continued listing requirements applicable to all Nasdaq Capital Market companies. If we fail to meet those standards, as applied by the Nasdaq Capital Market in its discretion, our common stock may be subject to delisting. We intend to take all commercially reasonable actions to maintain our Nasdaq listing. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on the Nasdaq Capital Market, shares of our common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq Capital Market, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

Any material weaknesses in our internal control over financial reporting that we may identify in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 830 Morris Turnpike, 4th Floor, Short Hills, New Jersey 07078. We lease the office in Short Hills, New Jersey and another office in Burlingame, California, which leases will expire on August 31, 2023 and September 30, 2022, respectively. We believe these leased offices are in satisfactory condition and are suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS

Please see Note 11 to the Consolidated Financial Statements for a summary of material pending legal proceedings. As further described in Note 11, one of our CMOs filed a demand for arbitration, claiming more than $20.5 million in damages. The demand is for breach of contract and trade defamation relating to their inability to perform. The CMO claims that we cancelled the contract after the CMO was unable to successfully produce any full batches of lenzilumab BDS, but that we still owe the full amount due under the contract for all batches never produced. The CMO blamed its failed attempts on a subcontractor. To date, we have paid this CMO $10.6 million, despite it not being able to produce any full BDS batches. We intend to vigorously defend against these claims and to assert our own claims against this CMO.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “HGEN”. As of February 16, 2022, we had 65,329,177 shares of common stock outstanding held by approximately 33 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Reverse Stock Split

Effective as of 4:30 p.m. Eastern Time on September 11, 2020, we amended our charter to effect a reverse stock split at a ratio of 1-for-5. Unless stated otherwise, all share data in this Annual Report on Form 10-K have been adjusted, as appropriate, to reflect the reverse stock split.

ITEM 6.  RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company, developing our portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. Our proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. We have developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied our Humaneered technology to optimize them. Our lead product candidate, lenzilumab (known as “LENZ” in the U.S.), and our other two product candidates, ifabotuzumab (“iFab”) and HGEN005, are Humaneered monoclonal antibodies. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, we believe our Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reaction.

We are focusing our efforts on the development of our lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human granulocyte-macrophage colony-stimulating factor (“GM-CSF”), a cytokine that we believe is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants.

We have completed a Phase 3 registrational trial with lenzilumab in newly hospitalized COVID-19 patients and announced positive topline data from the study known as “LIVE-AIR” in March 2021. Following completion of the LIVE-AIR study, we commenced a series of efforts to attain authorization to commercialize lenzilumab for use in hospitalized COVID-19 patients in the United States and other territories. We filed an application for Emergency Use Authorization (“EUA”) with U.S. Food and Drug Administration (“FDA”) at the end of May 2021. We also submitted an application for marketing authorization of lenzilumab in hospitalized COVID-19 patients to Medicines and Healthcare products Regulatory Agency (“MHRA”) of the United Kingdom and conducted a series of exploratory discussions with representatives of European Medicines Agency (“EMA”) regarding our potential submission of lenzilumab for marketing authorization in the European Union. In addition, we commenced significant manufacturing efforts in support of potential commercialization, as described in “Item 1. Business—Manufacturing and Raw Materials.”

On September 8, 2021, FDA declined our EUA request, stating in its letter that it was unable to conclude that the known and potential benefits of lenzilumab outweigh the known and potential risks of its use as a treatment for COVID-19. In addition to raising similar concerns around efficacy, MHRA requested further information related to clinical, manufacturing and quality processes. Despite these regulatory setbacks, we continue to believe in its potential therapeutic benefits and remain committed to bringing lenzilumab to patients hospitalized with COVID-19.

The next anticipated step in our development program for lenzilumab in COVID-19 is the release of results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines (“ACTIV”)-5 and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). This study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients, as more fully described below. We provided lenzilumab for the study.

A retrospective analysis of the LIVE-AIR study suggested that patients under the age of 85 and with a baseline CRP below 150 mg/L (the “CRP subgroup”) appeared to derive the greatest benefit from lenzilumab, therefore, the ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L as the primary analysis population. The ACTIV-5/BET-B study has reached its target enrollment with over 400 patients enrolled that met this criterion. Topline results from ACTIV-5/BET-B are expected to be released late in the first quarter or early in the second quarter of 2022. If confirmatory of the findings of the CRP subgroup from the LIVE-AIR study, we plan to include the results from ACTIV-5/BET-B in an amendment to EUA submission, and to include these results in a responsive submission to MHRA along with certain performance process qualification (“PPQ”) data around drug product batches, in the second quarter of 2022. In addition, as a result of feedback received from representatives of EMA, if the ACTIV-5/BET-B data are confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, we intend to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to EMA later in 2022.

We believe that we have built a strong intellectual property position in the area of GM-CSF neutralization through multiple approaches and mechanisms, as they pertain to COVID-19, CAR-T, aGvHD and multiple other oncology/transplantation, inflammation, fibrosis and autoimmune conditions which may be driven by GM-CSF.

Development Programs

In addition to our lead product candidate, lenzilumab, our development portfolio features our other two product candidates, ifabotuzumab and HGEN005, all of which are Humaneered monoclonal antibodies. Please refer to “Item 1. Business—Our Pipeline” for a detailed discussion of our development programs.

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

Accrued Research and Development Expenses

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Some of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees to:

∙	contract research organizations and other service providers in connection with clinical studies;
∙	contract manufacturers in connection with the production of lenzilumab, including cancellation and termination charges and charges for product that does not meet specifications; and
∙	vendors in connection with preclinical development activities.

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

Stock-Based Compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the combined historical stock volatilities of our own common stock and that of several of our publicly listed peers over a period equal to the expected terms of the options as we do not have a sufficient trading history to rely solely on the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Revenue Recognition

Our revenue to date has been generated primarily through license agreements and research and development collaboration agreements. We have recorded revenue from licensing of $3.6 million and $0.3 million for the years ending December 31, 2021 and 2020, respectively. Commencing January 1, 2018, we recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.

Results of Operations

At December 31, 2021, we had an accumulated deficit of $611.1 million, primarily as a result of research and development and general and administrative expenses. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees, $3.6 million of which was recognized in the year ended December 31, 2021. While we may in the future generate additional revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)
	2021	2020	Amount	%
Revenue:
License revenue	$3,595	$312	$3,283	1,052
Total revenue	3,595	312	3,283	1,052

Operating expenses:
Research and development	213,115	72,713	140,402	193
General and administrative	23,252	15,797	7,455	47
Total operating expenses	236,367	88,510	147,857	167

Loss from operations	(232,772)	(88,198)	(144,574)	164

Other expense:
Interest expense	(2,264)	(1,336)	(928)	69
Other expense, net	(1,613)	(1)	(1,612)	*
Net loss	$(236,649)	$(89,535)	$(147,114)	164

* Percentage is not meaningful

Revenue

Revenue in the fiscal years ended December 31, 2021 and 2020 represents license revenue under the license agreement (the “South Korea Agreement”) with KPM and its affiliate, Telcon, (together with KPM, the “Licensee”), described in more detail in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. License revenue increased $3.3 million in 2021 from $0.3 million for the year ended December 31, 2020 to $3.6 million for the year ended December 31, 2021.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We track external research and development costs incurred by project for each of our clinical programs. Our external research and development costs consist primarily of:

∙	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and our pre-clinical activities;
∙

the cost of acquiring and manufacturing clinical trial, pre-commercial and other materials, the cost to transfer the manufacturing process for bulk drug substance and fill/finish production, development of and periodic performance of a variety of tests and assays for stability, release, comparability and product characterization, costs associated with quality management, the preparation of documents and information necessary to file with regulatory authorities, cancellation and termination charges and charges for failed batches; and

∙	other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees, stock-based compensation charges, and travel costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project.

The following table shows a summary of our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
(in thousands)	2021	2020
External Costs
Lenzilumab	$210,129	$71,341
Ifabotuzumab	112	225
Internal costs	2,874	1,147
Total research and development	$213,115	$72,713

Research and development expenses increased by $140.4 million from $72.7 million for the year ended December 31, 2020 to $213.1 million for the year ended December 31, 2021. The increase is primarily due to an increase of $143.9 million in lenzilumab manufacturing costs, including consulting fees, and a $1.7 million increase in internal costs, primarily compensation-related, partially offset by a $5.2 million reduction in clinical trial expenses for lenzilumab.

We expect our development costs will decrease in 2022 as compared to 2021. We have sought to mitigate our financial commitments while continuing to position lenzilumab for a future authorization or approval in the U.S., EU and UK. Our mitigation efforts included the amendment or in some cases cancelation of certain of our agreements with CMOs for future manufacturing work, some of which were contingent on EUA, in an effort to reduce our future spending. We incurred cancellation fees for several of these modifications. We also have disputed several invoices for cancellation fees and for production batches for lenzilumab that had been submitted by CMOs that failed to produce BDS within our stated release specifications, but our mitigation efforts may not be successful to recoup any such loss of lenzilumab BDS or DP. See Item 3. To this Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on these disputes. In the event of authorization by MHRA, EMA, or FDA, we anticipate that the demand for commercial product could exceed the in-process and planned production of lenzilumab through 2022. We intend to seek additional manufacturing capacity if authorization is obtained. We expect to use a portion of the revenues generated from commercial sale of lenzilumab following receipt of a regulatory authorization to support our efforts to expand production capacity in 2023 and beyond.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, consulting, audit and tax services, public, governmental and investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses increased by $7.5 million from $15.8 million for the year ended December 31, 2020, to $23.3 million for the year ended December 31, 2021. The increase for the year ended December 31, 2021, is primarily due to increases in consulting and other professional services fees of $6.4 million, personnel-related expenses of $2.9 million, including $2.3 million in non-cash stock-based compensation expense, primarily attributable to new hires since the first quarter of 2020, an increase of $0.8 million in business insurance, and other net increases in general and administrative expenses of $0.8 million, all in support of our increased operating activities to support the trial for COVID-19 and prepare for potential commercialization of lenzilumab, partially offset by a decrease in public and investor relations expenses of $3.4 million. We expect our overall general and administrative costs to decrease in the near-term until and if authorization is received in the UK, EU, or U.S.

Interest Expense

Interest expense increased $1.0 million from $1.3 million for the year ended December 31, 2020 to $2.3 million for the year ended December 31, 2021. Interest expense for the year ended December 31, 2021 primarily related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). On March 29, 2021, we borrowed $25.0 million under the Term Loan. See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Term Loan. Interest expense for the year ended December 31, 2020 primarily related to our previously outstanding debt. In June 2020, we paid off substantially all of our debt with proceeds from the private placement of our common stock.

Other Expense, net

Other expense increased by $1.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to litigation costs.

Income Taxes

As of December 31, 2021, we had net operating loss carryforwards of approximately $166.2 million to offset future federal income taxes which expire in the years 2022 through 2037, and approximately $522.5 million that may offset future state income taxes which expire in the years 2028 through 2041. We also have federal net operating loss carryforwards generated in the years 2018 through 2021 of $346.9 million that have no expiration date as a result of the tax law changes signed into law on December 22, 2017. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2021, we recorded a 100% valuation allowance against our deferred tax assets of approximately $150.6 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash and cash equivalents, and marketable securities, and borrowings against lines of credit, and more recently, with the proceeds under the South Korea Agreement. Specifically, under the South Korea Agreement, we received a $6.0 million upfront payment (or $4.5 million, net of withholding taxes and other fees and royalties) in the fourth quarter of 2020 and the first milestone payment of $6.0 million (or $4.5 million, net of withholding taxes and other fees and royalties) which was met in the first quarter of 2021 and received in the second quarter of 2021. In the first quarter of 2021, we borrowed $25.0 million under the Term Loan. In the second quarter of 2021, we sold an aggregate of 5,427,017 shares of our common stock in connection with an underwritten public offering, raising net proceeds of approximately $94.2 million after deducting underwriting discounts and offering costs. In the year ended December 31, 2021, we sold an aggregate of 6,408,087 shares of our common stock in connection with our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $65.7 million after deducting underwriting discounts and offering costs. At December 31, 2021, we had cash and cash equivalents of $70.0 million. Subsequent to December 31, 2021 and through the date of this filing, as disclosed in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we issued and sold 1,301,548 shares of common stock pursuant to the Sales Agreement and raised net proceeds of approximately $3.7 million, after deducting fees and expenses.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below ($000’s):

	Twelve Months Ended December 31,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(184,045)	$(69,852)
Investing activities	-	(20)
Financing activities	186,324	137,466
Net increase in cash and cash equivalents	$2,279	$67,594

 Net cash used in operating activities was $184.0 million and $69.9 million for the years ended December 31, 2021 and 2020, respectively. Cash used in operating activities of $184.0 million for the year ended December 31, 2021, primarily related to our net loss of $236.6 million, adjusted for non-cash items, such as $5.4 million in stock-based compensation, a net increase in operating assets and liabilities of $46.6 million and other non-cash items of $0.6 million. Cash used in operating activities in 2020 primarily related to our net loss of $89.5 million, adjusted for non-cash items, such as $2.1 million in stock-based compensation, changes in operating assets and liabilities of $16.5 million and other non-cash items of $1.0 million.

Net cash used in investing activities was $0 and $20 thousand for the years ended December 31, 2021 and 2020, respectively. Cash used in investing activities for the year ended December 31, 2020 consisted of the purchase of website domain names for future use.

Net cash provided by financing activities was $186.3 million for the year ended December 31, 2021 and consisted primarily of net proceeds of approximately $94.2 million related to the sale of 5,427,017 shares of our common stock in connection with an underwritten public offering, $65.7 million received from the issuance of common stock in connection with the Sales Agreement, $24.4 million in net proceeds received from the Term Loan, and $2.0 million received from the exercise of stock options.

Net cash provided by financing activities was $137.5 million for the year ended December 31, 2020 and consisted primarily of $67.0 million received from the issuance of common stock in the 2020 Private Placement (as defined below) in June 2020, $72.7 million received from the issuance of common stock in the 2020 Underwritten Offering (as defined below) in September 2020, $0.5 million received from the issuance of the 2020 Convertible Notes, $0.6 million received from the exercise of stock options, $0.3 million received from the issuance of the 2020 Bridge Notes and $0.1 million received from the issuance of common stock under the equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”), offset by $0.5 million for the payoff of the 2020 Convertible Notes, $2.4 million for the payoff of the 2019 and 2020 Bridge Notes and $0.8 million for the payoff of the Notes payable to vendors.

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock through Cantor, as sales agent. During the period from January 1, 2021 through December 31, 2021, we issued and sold 6,408,087 shares of our common stock under the Sales Agreement, raising net proceeds of $65.7 million. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to the Sales Agreement.

2021 Underwritten Public Offering

On March 30, 2021, we entered into an underwriting agreement with Jefferies LLC, Credit Suisse Securities (USA) LLC and Cantor, as representatives of the several underwriters, in connection with the public offering of 5,000,000 shares of our common stock. In addition, we granted the underwriters a 30-day option to purchase an additional 750,000 shares of our common stock. The initial offering closed on April 5, 2021. On May 3, 2021, we closed on the sale of an additional 427,017 shares of our common stock related to the exercise of the underwriters’ 30-day option. The aggregate gross proceeds from the sale of the 5,427,017 shares in the offering, inclusive of the additional shares purchased by the underwriters, were approximately $100.4 million. The net proceeds from this offering, after deducting underwriting discounts and offering costs, were approximately $94.2 million.

Term Loan with Hercules

On March 10, 2021, we entered into the Term Loan with Hercules which provided us with the ability to draw an initial amount of $25.0 million, which we drew on March 29, 2021. We may become entitled to draw another $20.0 million under the Term Loan through June 15, 2022, at the discretion of Hercules if we request additional funding in support of our strategic initiatives, although there can be no assurances that Hercules would agree to provide such additional funding. See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Term Loan.

2020 Underwritten Public Offering

On September 17, 2020, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Jefferies LLC, as representatives of the several underwriters, in connection with the public offering of 8,000,000 million shares of Humanigen’s common stock (the “2020 Underwritten Offering”). In addition, we granted the underwriters a 30-day option to purchase an additional 1,200,000 shares of common stock, which option was exercised in full by the underwriters on September 18, 2020.

As a result of the pricing of the public offering, our common stock commenced trading on the Nasdaq Capital Market.

The aggregate gross proceeds from the sale of the full 9,200,000 shares in the offering were approximately $78.2 million. We used the proceeds from the offering to support our manufacturing, production and commercial preparation activities relating to lenzilumab as a potential therapy for COVID-19 patients and for working capital and other general corporate purposes.

2020 Private Placement

On June 1, 2020, we entered into a securities purchase agreement with certain accredited investors to complete a private placement of our common stock (the “Private Placement”). The closing of the Private Placement occurred on June 2, 2020 (the “Closing Date”). At the closing, we issued and sold 16,505,743 shares of our common stock (the “Shares”) at a purchase price of $4.35 per share, for aggregate gross proceeds of approximately $71.8 million. We used a portion of the proceeds to retire the following indebtedness:

∙	the outstanding principal amount and accrued and unpaid interest on Humanigen’s convertible promissory notes issued in March 2020, which approximated $0.5 million, were repaid in full, and the notes were extinguished;
∙	the outstanding principal and accrued and unpaid interest, amounting to approximately $2.4 million, on short-term, secured bridge loans made to Humanigen in 2019 and 2020 were repaid in full and the related liens were released; and
∙	the remaining outstanding principal and accrued and unpaid interest, amounting to approximately $0.8 million, on certain notes payable to vendors in accordance with the bankruptcy plan.

We used the remaining proceeds from the Private Placement to fund our Phase 3 study of lenzilumab in COVID-19, to secure manufacturing capacity, to progress Chemistry, Manufacturing and Controls (“CMC”) work, to prepare for commercialization in the event of approval of lenzilumab for use in COVID-19 patients, our collaboration agreement with Kite Pharmaceuticals, Inc., and other development programs, as well as for working capital and other general corporate purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for material information regarding two complaints filed against us in connection with the Private Placement.

Liquidity and Going Concern

We continue to advance our efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients. As of December 31, 2021, we had cash and cash equivalents of $70.0 million. On September 8, 2021, FDA declined to approve our EUA for lenzilumab. As more fully described in this Annual Report on Form 10-K under “Item 1. Business—Manufacturing and Raw Materials”, we have entered into agreements with several CMOs to provide manufacturing, fill/finish and packaging services for lenzilumab. While we remain committed to our ongoing efforts seeking authorization or approval for commercial use of lenzilumab to treat hospitalized COVID-19 patients in the US, EU, UK and other territories, we have amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. (See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). These changes may limit future production of lenzilumab but because most of our manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes are expected to decrease our manufacturing costs beginning in 2022.

Considering our current cash resources and our current and expected levels of operating expenses, which includes our combined accounts payable and accrued expenses as of December 31, 2021 of $64.6 million, and our capital commitments of $63.4 million during 2022 related to our manufacturing agreements, as further described below (see “–Capital Commitments and Capital Resources”),we expect to need additional capital to fund our planned operations and capital requirements for the next twelve months. We may seek to raise such additional capital through public or private equity offerings, including under the Sales Agreement with Cantor, grant financing and support from governmental agencies, convertible debt, additional borrowings under our Term Loan with Hercules at the discretion of Hercules, borrowings under other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to December 31, 2021 and through the date of this filing, as disclosed in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we issued and sold 1,301,548 shares of common stock pursuant to the Sales Agreement and raised net proceeds of approximately $3.7 million, after deducting fees and expenses. While we believe these plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

We expect that the results of the ACTIV-5/BET-B trial will be important to potential investors in evaluating an investment in our company. Accordingly, our ability to raise capital on favorable terms in the future is linked closely to the success of that trial, which we cannot assure. Unfavorable results likely would have a material and adverse impact on our stock price and ability to obtain future financing.

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

To support our development efforts for lenzilumab and potential commercialization upon approval under an EUA, CMA or MAA, we have entered into agreements with several organizations for contract manufacturing services, as more fully described in this Annual Report on Form 10-K under “Item 1. Business—Manufacturing and Raw Materials.”

While we remain committed to completing regulatory processes underway seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the U.S., EU, UK and other territories, subsequent to FDA’s decision to decline to approve our application for EUA for the use of lenzilumab we amended, and in some cases terminated, certain of our manufacturing agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. These changes will significantly limit future production of lenzilumab but because most of our manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes are expected to decrease our manufacturing costs beginning in 2022. We intend to seek additional manufacturing capacity if authorization is obtained. As of December 31, 2021, we estimate that our commitments remaining to be incurred under these agreements will amount to approximately $63.4 million during 2022, $4.6 million during 2023, and $7.4 million thereafter. Certain of these commitments and amounts accrued at year-end are in dispute and we intend to defer these payments, negotiate lower amounts or seek legal recourse for the amounts in question. If marketing authorization or approval for lenzilumab were granted, we would expect to be able to satisfy certain of the cash requirements associated with our future manufacturing commitments from revenues from the commercial sale of lenzilumab, supplemented as necessary with proceeds from the sale of our equity securities; the incurrence of debt; upfront and milestone payments from licensees; and government funding or financial support, if offered.

See “Contracts” below for additional information.

Other significant contractual cash requirements as of December 31, 2021 include payments for principal and interest on the Term Loan. Our current and long-term obligations related to the Term Loan are outlined in Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

  Other Financings

See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our other financings.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

On September 21, 2021, we notified Eversana that due to the EUA status in the U.S., we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million it has asserted we owe for services rendered from April 1, 2021 to September 30, 2021. We have disputed this assertion and are working to resolve this dispute.

Manufacturing Agreements

We have entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for our lenzilumab clinical trial activities in COVID-19 as well as to manufacture BDS and DP for a potential launch of lenzilumab in anticipation of an EUA or CMA in 2021. We have also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Certain of these CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. We are working with one of these CMOs to determine if batches of BDS manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to us.

Please see “Part I, Item 1A - Risk Factors—Risks Related to Our Efforts to Develop Lenzilumab for COVID-19— Manufacturing efforts relating to our lenzilumab program in COVID-19 have been extremely costly and inefficient in producing treatments for use in our clinical development program or potential sale.”

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

License with the Mayo Foundation for Medical Education and Research

On June 19, 2019, we entered into the Mayo Agreement with the Mayo Foundation. Under the Mayo Agreement, we have in-licensed certain technologies that we believe may be used to create CAR-T cells lacking GM-CSF expression through various gene-editing tools including CRISPR-Cas9. Pursuant to the Mayo Agreement, we were required to pay $0.2 million to the Mayo Foundation within six months of the effective date of the Mayo Agreement, or upon completion of a qualified financing, whichever is earlier. We paid the initial payment following completion of the Private Placement. The Mayo Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

License with the University of Zurich

On July 19, 2019, we entered into the Zurich Agreement with University of Zurich (“UZH”). Under the Zurich Agreement, we have in-licensed certain technologies that we believe may be used to prevent GvHD through GM-CSF neutralization. The Zurich Agreement required an initial one-time payment of $0.1 million, which we paid to UZH on July 29, 2019. The Zurich Agreement also requires the payment of annual license maintenance fees, as well as milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Outlicensing Agreements

The South Korea Agreement

On November 3, 2020, we entered into a License Agreement (the “South Korea Agreement”) with KPM and Telcon (together, the “Licensee”). Pursuant to the South Korea Agreement, among other things, we granted the Licensee a license under certain patents and other intellectual property to develop and commercialize our lead product candidate, lenzilumab (the “Product”), for treatment of COVID-19 pneumonia, in South Korea and the Philippines (the “Territory”), subject to certain reservations and limitations. The Licensee will be responsible for gaining regulatory approval for, and subsequent commercialization of, lenzilumab in those territories.

As consideration for the license, the Licensee has agreed to pay us (i) an up-front license fee of $6.0 million(or $4.5 million net of withholding taxes and other fees and royalties), payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on our achievement of two specified milestones in the U.S., of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021,and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that we will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on pages F-1 through F-29.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our Chief Executive Officer and our Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, HORNE LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-4 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive proxy statement for our 2022 annual meeting of stockholders under the captions “ELECTION OF DIRECTORS”, “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” and “INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE” is hereby incorporated by reference. Certain other information relating to our Executive Officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

 ITEM 11.  EXECUTIVE COMPENSATION

The information contained in our definitive proxy statement for our 2022 annual meeting of stockholders under the caption “EXECUTIVE COMPENSATION” is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our definitive proxy statement for our 2022 annual meeting of stockholders under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our definitive proxy statement for our 2022 annual meeting of stockholders under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE” is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our definitive proxy statement for our 2022 annual meeting of stockholders under the caption “RATIFICATION OF HORNE LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Part I, Item 8 on page F-1 of this Annual Report on Form 10-K.

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)       Exhibits:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	September 11, 2020	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.	8-K	June 24, 2013	10.2
4.2†	Common Stock Purchase Warrant, dated June 30, 2016, by and between the Registrant and Savant Neglected Diseases, LLC.	10-Q	September 23, 2016	4.1
4.3	Registration Rights Agreement, dated as of February 27, 2018, by and among the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.	10-Q	May 8, 2018	4.6
4.4	Registration Rights Agreement, dated as of June 2, 2020, by and among the Registrant and the investors party thereto	S-1	June 15, 2020	10.21
4.5	Description of Securities.	10-K	March 10, 2021	4.5
10.1**	2012 Equity Incentive Plan, as amended and restated.	10-Q	August 10, 2015	10.2
10.1.1**	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016.	S-8 (File No. 333-214110)	October 14, 2016	10.2
10.1.2**	Amendment to the 2012 Equity Incentive Plan, effective March 9, 2018.	10-Q	May 8, 2018	10.2
10.2**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-12G (File No. 000-54735)	June 12, 2012	10.8
10.3**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors).	10-K	March 13, 2014	10.37
10.4**	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan.	8-K	April 24, 2015	10.1

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.5**	Form of Director and Officer Indemnification Agreement.	10-K	March 10, 2021	10.5
10.6	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.13
10.7	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.14
10.7.1	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.8
10.7.2	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.9
10.8†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG.	10-12G/A (File No. 000-54735)	September 12, 2012	10.16
10.9	Clinical Trial Agreement, dated as of July 24, 2020, by and between the Registrant and The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), as represented by the Division of Microbiology and Infectious Diseases (DMID).	8-K	July 30, 2020	10.1
10.10**	Humanigen, Inc. 2020 Omnibus Incentive Compensation Plan, effective September 11, 2020.	8-K	September 11, 2020	10.1
10.11**	Form of Incentive Stock Option Award Agreement under 2020 Omnibus Incentive Plan	10-Q	August 12, 2021	10.1
10.12**	Form of Non-qualified Stock Option Award Agreement under 2020 Omnibus Incentive Plan.	10-Q	August 12, 2021	10.2
10.13**	Amended and Restated Employment Agreement, dated as of October 29, 2020, by and between the Registrant and Dr. Cameron Durrant.	10-K	March 10, 2021	10.14
10.14**	Employment Agreement dated as of August 1, 2020, by and between the Registrant and Timothy Morris.	10-K	March 10, 2021	10.15
10.15**	Amended and Restated Employment Agreement, dated as of September 24, 2020, by and between the Registrant and Dr. Dale Chappell.	10-K	March 10, 2021	10.17
10.16††	License Agreement, dated as of November 3, 2020, by and among the Registrant, KPM Tech Co., Ltd and Telcon RF Pharmaceutical, Inc.	10-K	March 10, 2021	10.18
10.17	Amended and Restated Cooperative Research and Development Agreement, dated as of January 21, 2021, by and among the Registrant, Joint Program Executive Office for Chemical, Biological, Radiological, and Nuclear Defense and Nuclear Defense and Biomedical Advanced Research and Development Authority, Office of the Assistant Secretary for Preparedness and Response	10-K	March 10, 2021	10.19
10.18††	Master Services Agreement effective as of January 8, 2021 between the Registrant and EVERSANA Life Science Services, LLC	8-K	January 14, 2021	10.1

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.19§	Loan and Security Agreement, dated March 10, 2021, by and between the Registrant and Hercules Capital, Inc.	10-Q	May 13, 2021	10.3
10.20**	Description of Registrant’s Director Compensation Policy				X
21.1	List of Subsidiaries.				X
23.1	Consent of Horne LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				X
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

Humanigen, Inc.

By:	/s/ Cameron Durrant, M.D., MBA
Cameron Durrant, M.D., MBA Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Durrant
Cameron Durrant, M.D., MBA	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2022

/s/ Timothy Morris
Timothy Morris, CPA	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Ronald Barliant
Ronald Barliant, JD	Director	February 28, 2022

/s/ Rainer Boehm
Rainer Boehm, M.D.	Director	February 28, 2022

/s/ Cheryl Buxton
Cheryl Buxton	Director	February 28, 2022

/s/ Dale Chappell
Dale Chappell, M.D., MBA	Director	February 28, 2022

/s/ John Hohneker
John Hohneker, M.D.	Director	February 28, 2022

/s/ Kevin Xie, Ph.D.
Kevin Xie, Ph.D.	Director	February 28, 2022

Index to Consolidated Financial Statements

Humanigen, Inc.

Contents

Reports of Independent Registered Public Accounting Firm	F-2
(PCAOB ID 171)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Humanigen, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of Accrual for Contract Manufacturing Costs

As disclosed in note 4 to the financial statements, the Company has accrued contract manufacturing costs of $16.2 million as of December 31, 2021. The Company’s consolidated statement of operations includes contract manufacturing costs within research and development expenses of $188.8 million for the year ended December 31, 2021. The Company’s determination of accrued contract manufacturing costs at each reporting period requires significant judgment by management, as estimates are based on a number of factors, including management’s knowledge of the contracts and associated timelines, invoicing to date from third party vendors, and the provisions in the contracts, including cancellation and termination charges and charges for product that does not meet specifications.

The completeness of the contract manufacturing cost accrual is subject to risk of estimation uncertainty related to services having been provided where invoices are not received from third party vendors prior to the time the consolidated financial statements are issued.

Auditing the completeness of the Company’s accrual for contract manufacturing costs requires significant auditor judgment, subjectivity and effort in performing appropriate procedures to evaluate the completeness and accuracy of the audit evidence management utilizes in these estimates.

To evaluate the completeness of the accrual, our audit procedures included, among others, inspecting the contracts with contract manufacturing organizations (“CMOs”) and evaluating the underlying data used in the estimates of the services provided. We also corroborated the progress of the contracts with the Company’s contract monitors and with confirmations obtained directly from CMOs, as well as tested invoices received from vendors throughout the Company’s fiscal year and subsequent to the balance sheet date.

/s/ HORNE LLP

We have served as the Company's auditor since 2016.

Ridgeland, Mississippi

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Humanigen, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HORNE LLP

Ridgeland, Mississippi

February 28, 2022

Humanigen, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$70,016	$67,737
Prepaid expenses and other current assets	955	475
Total current assets	70,971	68,212

Other assets	90	90
Total assets	$71,061	$68,302

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$44,698	$15,366
Accrued expenses	19,882	3,175
Deferred revenue	4,145	1,874
Total current liabilities	68,725	20,415

Non-current liabilities:
Deferred revenue	1,018	2,342
Long-term debt	25,006	-
Total liabilities	94,749	22,757

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 225,000,000 shares authorized at December 31, 2021 and December 31, 2020; 64,027,629 and 51,626,508 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	64	52
Additional paid-in capital	587,327	419,923
Accumulated deficit	(611,079)	(374,430)
Total stockholders’ equity (deficit)	(23,688)	45,545
Total liabilities and stockholders’ equity (deficit)	$71,061	$68,302

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2021	2020

Revenue:
License revenue	$3,595	$312
Total revenue	3,595	312

Operating expenses:
Research and development	213,115	72,713
General and administrative	23,252	15,797
Total operating expenses	236,367	88,510

Loss from operations	(232,772)	(88,198)

Other expense:
Interest expense	(2,264)	(1,336)
Other expense, net	(1,613)	(1)
Net loss	$(236,649)	$(89,535)

Basic and diluted net loss per common share	$(4.04)	$(2.42)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	58,533,637	36,963,030

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2020	22,806,890	$22	$270,555	$(284,895)	$(14,318)
Issuance of common stock, net of expenses	25,745,744	27	139,733	-	139,760
Issuance of common stock for conversion of debt	2,397,916	3	4,313	-	4,316
Issuance of common stock in exchange for services	45,064	-	302	-	302
Issuance of stock options for payment of compensation	-	-	180	-	180
Issuance of common stock for payment of compensation	17,317	-	78	-	78
Issuance of warrant for services	-	-	2,070	-	2,070
Issuance of common stock upon option exercise	390,668	-	572	-	572
Issuance of common stock upon warrant exercise	222,909	-	10	-	10
Stock-based compensation expense	-	-	2,110	-	2,110
Net loss	-	-	-	(89,535)	(89,535)
Balances at December 31, 2020	51,626,508	52	419,923	(374,430)	45,545
Issuance of common stock, net of expenses	11,835,104	12	159,903	-	159,915
Issuance of stock options for payment of compensation	-	-	168	-	168
Issuance of common stock upon option exercise	566,017	-	1,965	-	1,965
Stock-based compensation expense	-	-	5,368	-	5,368
Net loss	-	-	-	(236,649)	(236,649)
Balances at December 31, 2021	64,027,629	$64	$587,327	$(611,079)	$(23,688)

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2021	2020
Operating activities:
Net loss	$(236,649)	$(89,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	5,368	2,110
Non-cash interest expense related to debt financing	562	706
Issuance of common stock for payment of compensation	-	78
Issuance of common stock in exchange for services	-	302
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(480)	(166)
Accounts payable	29,332	8,032
Accrued expenses	16,875	4,405
Deferred revenue	947	4,216
Net cash used in operating activities	(184,045)	(69,852)

Investing activities:
Purchase of intangible assets	-	(20)
Net cash used in investing activities	-	(20)

Financing activities:
Net proceeds from issuance of common stock	159,915	139,760
Proceeds from exercise of stock options	1,965	572
Net proceeds from issuance of long-term debt	24,444	10
Net proceeds from issuance of convertible notes	-	467
Net proceeds from issuance of PPP loan	-	83
Net proceeds from issuance of bridge notes	-	350
Payments on PPP loan	-	(83)
Payments on bridge notes	-	(2,400)
Payments on convertible notes	-	(518)
Payments on notes payable to vendors	-	(775)
Net cash provided by financing activities	186,324	137,466

Net increase in cash and cash equivalents	2,279	67,594
Cash and cash equivalents, beginning of period	67,737	143
Cash and cash equivalents, end of period	$70,016	$67,737

Supplemental cash flow disclosure:
Cash paid for interest	$1,519	$672
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in lieu of cash compensation	$168	$180
Issuance of warrants for services	$-	$2,070
Conversion of notes payable and related accrued interest and fees to common stock	$-	$4,316

See accompanying notes.

Notes to Consolidated Financial Statements

(in thousands unless otherwise indicated, except share and per share data)

1. Organization and Description of Business

Description of the Business

Humanigen, Inc. (the “Company” or “Humanigen”) was incorporated on March 15, 2000 in California and reincorporated as a Delaware corporation in September 2001. Effective August 7, 2017, the Company changed its legal name to Humanigen, Inc.

The Company is a clinical stage biopharmaceutical company, developing its portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. Humanigen has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to optimize them. The Company’s lead product candidate, lenzilumab, and its other two product candidates, ifabotuzumab (“iFab”) and HGEN005, are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, the Company believes its Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reaction.

It is focusing its efforts on the development of its lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize GM-CSF, a cytokine that the Company believes is of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy and acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants. The Company’s development programs in COVID-19, CAR-T and aGvHD are complementary in that all are focused on preventing or reducing cytokine storm in those disease states. It is possible that results observed from the Phase 3 trials in COVID-19 described below may be predictive of results in these other settings, which are also characterized by cytokine storm.

The Company has completed a Phase 3 registrational trial with lenzilumab in newly hospitalized COVID-19 patients and announced positive topline data from the study known as “LIVE-AIR” in March 2021. Following completion of the LIVE-AIR study, the Company commenced a series of efforts to attain authorization to commercialize lenzilumab for use in hospitalized COVID-19 patients in the United States and other territories. The Company’s regulatory initiatives have not yet resulted in any commercial authorization.

The next anticipated step in the Company’s development program for lenzilumab in COVID-19 is the release of results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). This study is evaluating lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients, as more fully described below.

A retrospective analysis of the LIVE-AIR study suggested that patients under the age of 85 and with a baseline C-reactive protein level (“CRP”) below 150 mg/L (the “CRP subgroup”) appeared to derive the greatest benefit from lenzilumab; therefore, the ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L as the primary analysis population. The ACTIV-5/BET-B study has reached its target enrollment with over 400 patients enrolled that met this criterion. Topline results from ACTIV-5/BET-B are expected to be released late in the first quarter or early in the second quarter of 2022. If confirmatory of the findings of the CRP subgroup from the Company’s LIVE-AIR study, the Company plans to include the results from ACTIV-5/BET-B in an amendment to its Emergency Use Authorization (“EUA”) submission, and to include these results in a responsive submission to Medicines and Healthcare products Regulatory Agency (“MHRA”) of the United Kingdom along with certain performance process qualification (“PPQ”) data around drug product batches, in the second quarter of 2022. In addition, as a result of feedback received from representatives of European Medicines Agency (“EMA”), if the ACTIV-5/BET-B data are confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, the Company intends to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to EMA later in 2022.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Consolidated Financial Statements for the years ended December 31, 2021 and 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to advance its efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients. As of December 31, 2021, the Company had cash and cash equivalents of $70.0 million. On September 8, 2021, U.S. Food and Drug Administration (“FDA”) declined to approve the Company’s EUA for lenzilumab. As more fully described under “Item 1. Business—Manufacturing and Raw Materials.” in this Annual Report on Form 10-K, the Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to provide manufacturing, fill/finish and packaging services for lenzilumab. While the Company remains committed to its ongoing efforts seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the U.S., UK and other territories, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the UK, European Union (“EU”), or U.S. (See Note 7 below). These changes may limit future production of lenzilumab but because most of the Company’s manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes are expected to decrease the Company’s manufacturing costs beginning in 2022 Considering the Company’s current cash resources and its current and expected levels of operating expenses, which includes combined accounts payable and accrued expenses recorded in the Company’s consolidated balance sheets as of December 31, 2021 of $64.6 million, and its capital commitments of $63.4 million during 2022 (see Note 7 below),management expects to need additional capital to fund the Company’s planned operations for the next twelve months. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing and support from governmental agencies, convertible debt, borrowings under its Loan and Security Agreement with Hercules Capital and other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to December 31, 2021 and through the date of this filing, as disclosed in Note 13 below, the Company issued and sold 1,301,548 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $3.7 million, after deducting fees and expenses. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity. In addition, if the Company raises additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company. The Company expects that the results of the ACTIV-5/BET-B trial will be important to potential investors. Accordingly, its ability to raise capital on favorable terms in the future is linked closely to the success of that trial, which cannot be assured.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on prior years’ net loss or stockholders’ equity (deficit).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the determination of revenue recognition, the fair value-based measurement of stock-based compensation and accruals. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk in the event of a default by the related financial institution holding the securities, to the extent of the value recorded in the consolidated balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments with lower credit risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing and demand money market accounts.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and are amortized to interest expense over the term of the related debt using the effective interest method.

Research and Development Expenses

Development costs incurred in the research and development of new product candidates are expensed as incurred, including expenses that may or may not be reimbursed under research and development collaboration arrangements. Research and development costs include, but are not limited to, salaries, benefits, stock-based compensation, laboratory supplies, allocated overhead, fees for professional service providers and costs associated with product development efforts, including the cost of consultants and contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical studies and clinical trials as well as all other expenses associated with preclinical studies and clinical trials.

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

Revenue Recognition

The Company’s revenue to date has been generated primarily through license agreements and research and development collaboration agreements. The Company recorded $3.6 million and $0.3 million for the years ending December 31, 2021 and 2020, respectively, related to the November 3, 2020 License Agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (“Telcon”), as further described in Note 3. Commencing January 1, 2018, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. Typically, these milestones are not considered probable at the inception of the collaboration. As such, milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved. If the milestone is achieved during the performance period, then the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the straight-line basis achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period. If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, then the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved. See Note 3 for information on the South Korea Agreement.

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset's economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its operating right-of-use asset and operating lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term.

In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations.

The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its consolidated balance sheets and to recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Stock-Based Compensation Expense

The Company measures stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of stock options using the Black-Scholes valuation model and the simplified method and recognizes expense using the straight-line attribution approach.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, stock options, common stock warrants and convertible debt are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

The Company’s potential dilutive securities, which include stock options, warrants and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of December 31,
	2021	2020
Options to purchase common stock	4,429,906	3,728,149
Warrants to purchase common stock	31,238	51,238
Convertible debt	510,986	-
	4,972,130	3,779,387

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company operates in only one segment, which is related to the development of pharmaceutical products.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU No. 2019-12 on January 1, 2021, which did not have any impact to the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from U.S. GAAP, separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company early adopted the new guidance on January 1, 2021, using the modified retrospective approach. The adoption did not have any impact to the Company’s Consolidated Financial Statements.

3. License Revenue

On November 3, 2020, the Company entered into the South Korea Agreement with KPM and Telcon (together, the “Licensee”). Pursuant to the South Korea Agreement, among other things, the Company granted the Licensee a license under certain patents and other intellectual property to develop and commercialize the Company’s lead product candidate, lenzilumab, for treatment of COVID-19 pneumonia, in South Korea and the Philippines (the “Territory”), subject to certain reservations and limitations. The Licensee will be responsible for gaining regulatory approval for, and subsequent commercialization of, lenzilumab in the Territory.

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

Since the provision of the license and the Services are considered a single performance obligation, the $4.5 million upfront payment ($6.0 million net of withholding taxes and other fees and royalties) is being recognized as revenue ratably over the 29-month period through March of 2023 (the “Performance Period”), the expected period over which the Company conservatively expects the Services to be performed with approval in the Territory expected by the end of March 2023. In addition, since the milestone was achieved during the performance period, the Company recognized revenue to the extent of the proportion of the straight-line basis achieved as of the first quarter of 2021, with the remainder recorded as deferred revenue to be amortized over the remaining Performance Period. Therefore, in the years ended December 21, 2021 and 2020, the Company has recognized license revenue totaling approximately $3.6 million and $0.3 million, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $5.2 million was recorded on the Consolidated Balance Sheets as deferred revenue as of December 31, 2021 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of December 31, 2021 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the years ended December 31, 2021 and 2020 (in thousands):

Balance at January 1, 2020	$-
Additions(1)	4,528
Deductions for performance obligations satisfied:
In current period	(312)
Balance at December 31, 2020	4,216
Additions(2)	4,542
Deductions for performance obligations satisfied:
In current period	(1,721)
In prior period	(1,874)
Balance at December 31, 2021	$5,163

_______________
(1) Up-front license fee of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties).

(2) Milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties).

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued contract manufacturing-related	$16,174	$-
Accrued milestone and royalties	2,736	2,368
Accrued clinical trial-related	160	-
Accrued compensation-related	44	530
Accrued other	768	277
	$19,882	$3,175

5. Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed a Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). The Term Loan provides a loan in the aggregate principal amount of up to $80.0 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Company is no longer entitled to draw the second tranche, which was to be in the amount of $35.0 million or $25.0 million, as it did not receive EUA for lenzilumab for the treatment of hospitalized patients with COVID-19 pneumonia by September 15, 2021. The Company may become entitled to draw another $20.0 million under the Term Loan through June 15, 2022, at the discretion of Hercules if the Company requests additional funding in support of the Company’s strategic initiatives, although there can be no assurances that Hercules would agree to provide such additional funding.

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

Certain of the baskets for permitted investments and other exceptions to the covenants described above have increased because the Company has raised more than $100.0 million in unrestricted net cash proceeds from one or more bona fide equity financings prior to March 31, 2022. (See Note 8 below for information relating to the Company’s equity financings in 2021 in this regard.) Further, the covenants in the Term Loan will not prohibit the Company from pursuing its strategy of entering into out-bound license agreements for lenzilumab that may be exclusive as to specific geographic regions outside the U.S., nor will the covenants prohibit the Company from entering into co-development or co-promotion or commercialization agreements relating to lenzilumab, so long as such agreements generally are negotiated on arm’s length and commercially reasonable terms.

While the Term Loan is outstanding, the lenders will have the right to convert a portion of the principal amount outstanding under the Term Loan (ranging from $5.0 million to $10.0 million in the aggregate) into shares of the Company’s common stock at a conversion price equal to $19.57 per share, subject to customary anti-dilution adjustments.

The following table summarizes the outstanding future payments of principal and interest associated with the Company’s Term Loan as of December 31, 2021 (in thousands):

2022	$2,218
2023	10,800
2024	13,671
2025	5,153
Total payments	31,842
Less amount representing interest	(5,155)
Notes payable, gross	26,687
Less: Unamortized portion of EOT charge	(1,264)
Less: Unamortized discount on notes payable	(159)
Less: Unamortized debt issuance costs	(258)
Long-term debt	25,006
Less current portion	-
Long-term debt, net of current portion	$25,006

Interest expense related to the Term Loan, for the year ended December 31, 2021 was approximately $2.3 million and the effective interest rate was 9.0%.

Notes Payable to Vendors

On June 30, 2016, the Company issued promissory notes in an aggregate principal amount of approximately $1.2 million to certain claimants in accordance with the Company’s Plan of Reorganization (the “Plan”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 15-12628 (LSS) (the “Bankruptcy Case”) which became effective June 30, 2016, at which time the Company emerged from its Chapter 11 bankruptcy proceedings. The notes were unsecured, accrued interest at 10% per annum and became due and payable in full, including principal and accrued interest on June 30, 2019. In July and August, 2019, following the receipt of proceeds from the 2019 Bridge Notes, the Company used approximately $0.5 million of the proceeds to retire a portion of these notes, including accrued interest. In June and July 2020, the Company used the proceeds from the Private Placement (as defined below) to repay the remaining outstanding principal including accrued and unpaid interest on these notes and the notes were extinguished. As of December 31, 2020, all the notes had been repaid.

Convertible Notes

2018 Convertible Notes

Commencing September 19, 2018, the Company delivered a series of convertible promissory notes (the “2018 Notes”) evidencing an aggregate of $2.5 million of loans made to the Company by six different lenders, including an affiliate of Black Horse Capital, L.P. (“BHC”), the Company’s controlling stockholder at the time. The 2018 Notes accrued interest at a rate of 7% per annum and, in general, were set to mature twenty-four months from the date the 2018 Notes were signed. The Company used the proceeds from the 2018 Notes for working capital.

The 2018 Notes were convertible into equity securities of the Company in three different scenarios, including if the Company sold its equity securities on or before the date of repayment of the 2018 Notes in any financing transaction that resulted in gross proceeds to the Company of less than $10.0 million (a “Non-Qualified Financing”). In connection with a Non-Qualified Financing, the noteholders were able to convert their remaining 2018 Notes into either (i) such equity securities as the noteholder would acquire if the principal and accrued but unpaid interest thereon (the “Conversion Amount”) were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $2.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Notes).

The Company’s sales of shares pursuant to the ELOC Purchase Agreement with Lincoln Park constituted a Non-Qualified Financing. Commencing on April 2, 2020, the holders of the 2018 Notes notified the Company of their exercise of their conversion rights under the 2018 Notes. See “2019 Convertible Notes” for additional information regarding the conversion of 2018 Notes by the holders.

Interest expense recorded during the year ended December 31, 2020 related to the 2018 Notes was approximately $0.8 million.

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

The 2019 Notes were convertible into equity securities of the Company in four different scenarios, including if the Company sold its equity securities on or before the date of repayment of the 2019 Notes in any financing transaction that resulted in gross proceeds to the Company of less than $10.0 million (a “Non-Qualified Financing”). In connection with a Non-Qualified Financing, the noteholders were able to convert their remaining 2019 Notes into either (i) such equity securities as the noteholder would acquire if the Conversion Amount were invested directly in the financing on the same terms and conditions as given to the financing investors in the Non-Qualified Financing, or (ii) common stock at a conversion price equal to $6.25 per share (subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the 2019 Notes).

The Company’s sales of shares pursuant to the ELOC Purchase Agreement with LPC constituted a Non-Qualified Financing. Commencing on April 2, 2020, holders of the Convertible Notes, including Cheval, an affiliate of BHC, the Company’s controlling stockholder at the time, notified the Company of their exercise of their conversion rights under the Convertible Notes. Pursuant to the exemption from registration afforded by Section 3(a)(9) under the Securities Act, the Company issued an aggregate of 2,397,916 shares of its common stock upon the conversion of $4.3 million in aggregate principal and interest on the Convertible Notes that were converted, which obligations were retired. Of these, the Company issued 316,666 shares to Cheval. Dr. Dale Chappell, who was serving as the Company’s ex-officio chief scientific officer at the time and currently serves as its Chief Scientific Officer, controls BHC and reports beneficial ownership of all shares held by it and its affiliates, including Cheval. After giving effect to the shares issued upon such conversions, no convertible notes issued in 2018 or 2019 were outstanding as of December 31, 2020.

Interest expense related to the 2019 Notes, recorded during the year ended December 31, 2020, was approximately $0.2 million.

The Advance Notes, the 2018 Notes and the 2019 Notes had an optional voluntary conversion feature in which the holder could convert the notes in the Company’s common stock at maturity at a conversion rate of $2.25 per share for the Advance Notes and the 2018 Notes and at a conversion rate of $6.25 for the 2019 Notes. The intrinsic value of this beneficial conversion feature was $1.8 million upon the issuance of the Advance Notes, the 2018 Notes and the 2019 Notes and was recorded as additional paid-in capital and as a debt discount which was accreted to interest expense over the term of the Advance Notes, the 2018 Notes and the 2019 Notes. Interest expense included debt discount amortization of $0.8 million for the year ended December 31, 2020.

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

Interest expense related to the 2020 Notes, recorded during the year ended December 31, 2020, was approximately $0.2 million. Interest expense includes the original issue discount amortization of approximately $0.1 million for the year ended December 31, 2020.

Bridge Notes

On June 28, 2019, the Company issued three short-term, secured bridge notes (the “June Bridge Notes”) evidencing an aggregate of $1.7 million of loans made to the Company by three parties: Cheval, an affiliate of BHC, the Company’s controlling stockholder at the time, lent $0.75 million; Nomis Bay LTD, the Company’s second largest stockholder, lent $0.75 million; and Dr. Cameron Durrant, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), lent $0.2 million. The proceeds from the June Bridge Notes were used to satisfy a portion of the unsecured obligations incurred in connection with the Company’s emergence from bankruptcy in 2016 and for working capital and general corporate purposes.

The June Bridge Notes accrued interest at a rate of 7.0% per annum and after giving effect to multiple extensions, were set to mature on December 31, 2020. The June Bridge Notes could become due and payable at such earlier time as the Company raised more than $3.0 million in a bona fide financing transaction or upon a change in control. Accordingly, the June Bridge Notes were repaid in June 2020 with proceeds from the Private Placement, and the June Bridge Notes were extinguished.

On November 12, 2019, the Company issued two short-term, secured bridge notes (the “November Bridge Notes” and together with the June Bridge Notes, the “2019 Bridge Notes”) evidencing an aggregate of $0.35 million of loans made to the Company by two parties: Cheval, an affiliate of BHC, the Company’s controlling stockholder at the time, lent $0.25 million; and Dr. Cameron Durrant, the Company’s Chief Executive Officer and Chairman of its Board, lent $0.1 million. The proceeds from the November Bridge Notes were used for working capital and general corporate purposes.

The November Bridge Notes ranked on par with the June Bridge Notes and possessed other terms and conditions substantially consistent with those notes. The November Bridge Notes accrued interest at a rate of 7.0% per annum and after giving effect to multiple extensions, were set to mature on December 31, 2020. The November Bridge Notes could become due and payable at such earlier time as the Company raised more than $3.0 million in a bona fide financing transaction or upon a change in control. Accordingly, the November Bridge Notes were repaid in June 2020 with proceeds from the Private Placement.

In April 2020, the Company issued two short-term, secured bridge notes (the “April Bridge Notes” and together with the June Bridge Notes and the November Bridge Notes, the “Bridge Notes”) evidencing an aggregate of $0.35 million of loans made to the Company: Cheval, an affiliate of BHC, the Company’s controlling stockholder at the time, loaned $0.1 million, and Nomis Bay, the Company’s second largest stockholder, loaned $0.25 million. The proceeds from the April Bridge Notes were used for working capital and general corporate purposes.

The April Bridge Notes ranked on par with the June Bridge Notes and the November Bridge Notes and possessed other terms and conditions substantially consistent with them. The notes accrued interest at a rate of 7.0% per annum and were set to mature on December 31, 2020. The April Bridge Notes could become due and payable at such earlier time as the Company raised more than $10.0 million in a bona fide financing transaction or upon a change in control. Accordingly, these April Bridge Notes were repaid in June 2020 with proceeds from the Private Placement, and these bridge notes were extinguished.

The Bridge Notes were secured by a lien on substantially all the Company’s assets, which liens have been released.

Interest expense related to the Bridge Notes, recorded during the year ended December 31, 2020, was approximately $0.1 million.

6. Warrants to Purchase Common Stock

On June 19, 2013, the Company issued a warrant to purchase up to an aggregate of 1,238 shares of common stock at an exercise price of $484.80 per share. The warrant expires on the tenth anniversary of its issuance date. As of December 31, 2021, these warrants were fully vested and unexercised.

On December 4, 2015, the Company issued a warrant to purchase up to an aggregate of 25,000 shares of common stock at an exercise price of $146.60 per share. The warrant expired on December 4, 2020.

On June 30, 2016, the Company and Savant Neglected Diseases, LLC (“Savant”) entered into an Agreement for the Manufacture, Development and Commercialization of Benznidazole for Human Use (the “MDC Agreement”), pursuant to which the Company acquired certain worldwide rights relating to benznidazole. In connection with the MDC Agreement, also on June 30, 2016, the Company issued to Savant a five-year warrant (the “Savant Warrant”) to purchase 40,000 shares of the Company’s Common Stock, at an exercise price of $11.25 per share, subject to adjustment. The Savant Warrant was exercisable for 25% of the shares immediately and exercisable for the remaining shares upon reaching certain regulatory related milestones. In addition, pursuant to the MDC Agreement, the Company had granted Savant certain “piggyback” registration rights for the shares issuable under the Savant Warrant. On June 30, 2020, Savant exercised 20,000 warrants in a cashless exercise resulting in 10,909 shares being issued to Savant in July 2020. The remaining unvested warrants for an aggregate of up to 20,000 shares expired on June 30, 2021.

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

On May 20, 2020, in connection with manufacturing consulting services, the Company issued a warrant to purchase up to an aggregate of 30,000 shares of common stock at an exercise price of $4.30 per share. The warrants were fully vested on the date of issue and expire ten years from the issuance date. These warrants remained unexercised as of December 31, 2021.

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

On September 21, 2021, the Company notified Eversana that due to the EUA status in the U.S., it was terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million it has asserted the Company owes for services rendered from April 1, 2021 to September 30, 2021. The Company has disputed this assertion and is working to resolve this dispute.

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

Manufacturing Agreements

The Company has entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA in 2021. The Company has also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Since September 9, 2021, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the UK, EU, or U.S. These changes may limit future production of lenzilumab but because most of the Company’s manufacturing agreements required payment of upfront fees upon execution and payments against performance of the services to be provided, often over a lengthy performance period, the changes are expected to decrease the Company’s manufacturing costs beginning in 2022. In addition, certain of the Company’s CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to the Company’s specifications for various reasons. The Company is working with these CMOs to determine if batches of BDS manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to the Company. As of December 31, 2021, the Company estimates that its commitments remaining to be incurred under these agreements are approximately $63.4 million for 2022, $4.6 million for 2023, and $7.4 million thereafter. Certain of these commitments and amounts accrued at year-end are in dispute and the Company intends to defer these payments, negotiate lower amounts or seek legal recourse for the amounts in question.

Operating Leases

During a portion of 2020, the Company sub-leased office space under a short-term lease in Burlingame, California. The sub-lease initial term expired on March 31, 2020 and was renewed until September 1, 2020. On September 1, 2020, the Company entered into a one-year lease for a small office in the same building in Burlingame, California for $1,200 per month which expired on August 31, 2021. On September 1, 2021, the Company entered into a new one-year lease with one-month free rent for a small office in the same building in Burlingame, California for $1,200 per month which will expire on September 30, 2022. Management determined the lease term for each of the subleases and leases to be less than 12 months, including renewals, and therefore did not record a right-of-use asset and corresponding liability under the short-term lease recognition exemption.

Lease costs for the years ended December 31, 2021 and 2020 totaled approximately $14 thousand and $3 thousand, respectively, and are included in the Consolidated Statements of Operations. As of December 31, 2021, the Company had future minimum lease payments of approximately $11 thousand.

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

The reverse stock split reduced the total number of shares of the Company’s common stock outstanding as of the Effective Time from approximately 210.9 million shares to approximately 42.2 million shares. The par value per share and other terms of the Company’s common stock were not affected by the reverse stock split, and the number of authorized shares of the Company’s common stock remained at 225,000,000.

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

The reverse stock split was accounted for retroactively and is reflected in the Company’s common stock, stock option and warrant activity as of and during the year ended December 31, 2020. Unless stated otherwise, all share data and per share data in this Annual Report on Form 10-K have been adjusted, as appropriate, to reflect the reverse stock split.

2020 Private Placement

On June 1, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) to complete a private placement of the Company’s common stock (the “Private Placement”). The closing of the Private Placement occurred on June 2, 2020 (the “Closing Date”). At the closing, the Company issued and sold 16,505,743 shares of its common stock (the “Shares”) at a purchase price of $4.35 per share, for aggregate gross proceeds of approximately $71.8 million. The Company used a portion of the proceeds to retire certain indebtedness, as further described in Note 5. See Note 11 for information regarding two complaints filed against the Company in connection with the Private Placement.

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

The Company has reserved the following shares of common stock for issuance as of December 31, 2021:

Warrants to purchase common stock	31,238
Options:
Outstanding under the 2020 Equity Incentive Plan	1,962,489
Outstanding under the 2012 Equity Incentive Plan	2,467,417
Available for future grants under the 2020 Equity Incentive Plan	5,004,035
9,465,179

Controlled Equity Offering

On December 31, 2020, the Company entered into the Sales Agreement with Cantor, under which the Company could issue and sell from time-to-time shares of the Company’s common stock, having an aggregate gross sales price of up to $100.0 million through Cantor, as sales agent. During the year ended December 31, 2021, the Company issued and sold 6,408,087 shares of common stock pursuant to the Sales Agreement, and received net proceeds of approximately $65.7 million, after deducting fees and expenses. As of December 31, 2021, the Company had the ability to offer and sell shares of common stock having an aggregate offering price of up to $32.3 million under the prospectus supplement dated August 13, 2021 to the Company’s prospectus dated September 14, 2020 filed in respect of the Sales Agreement. See Note 13 below for additional information related to the Sales Agreement.

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

Immediately following the Effective Time, a total of 7,000,000 shares of the Company’s common stock were reserved for issuance under the 2020 Equity Plan. The Board or Compensation Committee may grant the following types of awards under the 2020 Equity Plan: stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units, performance shares, performance units, cash-based awards and substitute awards. The 2020 Equity Plan will remain in effect until the tenth anniversary of its effective date, unless terminated earlier by the Board. For options, the per share exercise price may not be less than the fair market value of a Company common share on the date of grant. Options generally vest and become exercisable over three years and expire 10 years from the date of grant.

As of December 31, 2021, there were 5,004,035 shares available for grant under the 2020 Equity Incentive Plan.

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

As of December 31, 2021, there were no shares available for grant under the 2012 Equity Incentive Plan.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price (per share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000's)(2)
Outstanding at January 1, 2020	3,176,336	$4.75
Granted	985,164	7.35
Exercised	(429,330)	3.55
Cancelled (expired)	(21)	58.40
Outstanding at December 31, 2020	3,732,149	$5.57
Granted	1,444,176	12.58
Exercised	(582,936)	3.98
Cancelled (forfeited)	(81,711)	7.09
Cancelled (expired)	(81,772)	13.71
Outstanding at December 31, 2021	4,429,906	$7.89	7.4	$1,087

Options vested and expected to vest	4,281,658	$7.77	7.3	$1,084
Exercisable	2,951,257	$6.08	6.7	$1,017

______________________
(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in-the-money options at December 31, 2021.

The stock options outstanding and exercisable by exercise price at December 31, 2021 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
		Contractual	Exercise		Exercise
	Number	Life	Price	Number of	Price
Range of Exercise Prices	of Shares	In Years	Per Share	Shares	Per Share
$1.90 - $2.25	216,795	8.00	$2.16	169,069	$2.14
$3.33	1,894,168	6.18	$3.33	1,894,168	$3.33
$3.50 - $9.65	987,674	9.04	$6.92	328,349	$7.33
$10.64 - $15.90	274,425	9.17	$14.22	113,174	$12.86
$16.07	733,240	8.21	$16.07	183,310	$16.07
$16.90 - $20.00	293,604	5.40	$17.19	258,187	$16.96
$20.68	30,000	9.43	$20.68	5,000	$20.68
	4,429,906	7.40	$7.89	2,951,257	$6.08

The total fair value of options vested for the years ended December 31, 2021 and 2020 was $2.3 million and $2.2 million, respectively.

Stock-Based Compensation

The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the combined historical stock volatilities of the Company’s own common stock and that of its publicly listed peers over a period equal to the expected terms of the options as the Company does not have a sufficient trading history to rely solely on the volatility of its own common stock. To estimate the expected term, the Company has opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. The Company reviews its estimate of the expected forfeiture rate annually, and stock-based compensation expense is adjusted accordingly.

The weighted-average fair value-based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2021 and 2020 was $10.32 and $7.35 per share, respectively. The fair value-based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term	5 - 6 years	5 - 6 years
Expected volatility	104% - 109%	95% - 111%
Risk-free interest rate	0.98% - 1.35%	0.28% - 1.57%
Expected dividend yield	0%	0%

Total expense for stock option grants recognized was as follows:

	Year Ended December 31,
	2021	2020
General and administrative	$4,028	$1,773
Research and development	1,340	337
Total stock-based compensation	$5,368	$2,110

At December 31, 2021, the Company had $12.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.3 years.

9. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2021 and 2020 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$143,732	$75,149
Research and other credits	2,178	2,178
Stock based compensation	3,354	3,256
In-Process research and development	1,132	1,193
Other	230	665
Total deferred tax assets	150,626	82,441

Valuation allowance	(150,626)	(82,441)
Net deferred tax assets	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Statutory rate	21.0%	21.0%
Valuation allowance	(28.5)%	(27.9)%
Nondeductible stock compensation	0.4%	-%
Other	7.1%	6.9%
Effective tax rate	-%	-%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% for the year ended December 31, 2017. This revaluation resulted in additional income tax expense of $21.6 million in continuing operations, a corresponding reduction in the net deferred tax asset, an additional income tax benefit of $21.6 million, and a corresponding reduction in the valuation allowance on net deferred tax assets. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017, 2018 or 2019 consolidated financial statements.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $68.2 million during 2021 and increased by $25.0 million during 2020.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $166.2 million, which expire in the years 2022 through 2037, and state net operating loss carryforwards of approximately $522.5 million, which expire in the years 2028 through 2041. The Company also has federal net operating loss carryforwards generated in the years 2018 through 2021 of $346.9 million that have no expiration date as a result of the December 22, 2017 tax law changes discussed above.

At December 31, 2021, the Company had federal research and development credit carryforwards of approximately $1.3 million, which expire in the years 2022 through 2035 and state research and development credit carryforwards of approximately $2.2 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company's utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards are further limited as a result of subsequent ownership changes. All such limitations could result in the expiration of carryforwards before they are utilized. An ownership change may have occurred during 2015 or 2016 or 2017 or 2018, or all four years and in connection with the Restructuring Transactions that occurred in 2018. As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

FASB ASC 740 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2019	1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2020	1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2021	$1,060

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Florida. Federal and California corporation income tax returns beginning with the 2001 tax year remain subject to examination by the Internal Revenue Service and the California Franchise Tax Board and the Florida corporate income tax returns beginning with 2018 remain subject to examination by the Florida Department of Revenue, respectively.

10. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company contributed $23,000 in matching contributions to the 401(k) Plan for the year ended December 31, 2021. No employer contribution was made to the plan for the year ended December 31, 2020.

11. Litigation

Avid Arbitration

On December 17, 2021, Avid Bioservices, Inc. (“Avid”) filed a Demand for Arbitration claiming more than $20.5 million in damages against the Company with the American Arbitration Association entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) Breach of Contract concerning the Process Development and Manufacturing Master Services Agreement; (2) Anticipatory Breach of Contract concerning the Capacity Expansion and Contribution/Commitment letter; and (3) Trade Libel and Commercial Disparagement relating to their inability to perform. Avid claims that the Company cancelled the contract after Avid was unable to successfully produce any full batches of lenzilumab BDS, but that the Company still owes the full amount due under the contract for all batches never produced. Avid blamed its failed attempts on a subcontractor. To date, the Company has paid Avid $10.6 million, despite Avid not being able to produce any full BDS batches.

On January 6, 2022, the Company filed an Answer to Avid’s Demand, denying the allegations and asserting affirmative defenses. An Arbitration Hearing date has not yet been scheduled.

The Company will vigorously defend itself, assert all available claims against Avid, and seek all available remedies.

Savant Litigation

The Company is currently involved in litigation with Savant in an action captioned Humanigen, Inc. v. Savant Neglected Diseases, LLC, C.A. No. N17C-07-068-PRW [CCLD]. In this litigation, the Company filed a complaint against Savant in the Superior Court of the State of Delaware, New Castle County (the “Superior Court”). The Company asserted breach of contract, declaratory judgment and fraudulent inducement claims against Savant arising under the MDC Agreement.

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

On November 22, 2021, the Court held a scheduling conference regarding the trial date. Subsequently, on December 15, 2021, the Court scheduled a five-day jury for the week of September 12, 2022, with a pre-trial conference scheduled for August 12, 2022. The Company is prepared to defend itself vigorously and pursue all remedies available against Savant for breach of contract and fraud.

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

On February 24, 2022, the Company entered into a confidential settlement agreement and release with respect to the claims raised in the Alliance Texas Holding Case, pursuant to which the Alliance Texas Holding Case has been discontinued with prejudice, except as to two Plaintiffs whose claims comprised less than 10% of the total alleged investments, as to whom the case will be discontinued without prejudice.

12. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc. (“Kite”), pursuant to which the Company and Kite are conducting a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). On April 19, 2021, the Company announced positive preliminary data from this study. As a result of this positive preliminary data and the conclusion of the Phase 1b portion of the study, the Company elected to terminate the clinical collaboration agreement with Kite. Enrollment in the Phase 1b portion of the study is closed and the study itself shall be closed by the fourth quarter of 2021. The effective date of termination of the clinical collaboration with Kite was December 31, 2021. Until the Phase 1b portion of the study is terminated and the last subject transitioned onto the Kite long term follow up protocol, Humanigen and Kite will cooperate to ensure the orderly wind down of study activities. The Company is preparing to initiate a Company-sponsored Phase 3 study with commercially available CD19 CAR-T therapies in non-Hodgkin lymphoma in 2022 and met with FDA in December 2021 to discuss the study protocol. The Company currently plans to enroll more than 150 patients in the study.

During the years ended December 31, 2021 and 2020, the Company paid $0 and $2.0 million, respectively, to Kite towards its contribution for the study, which payments were recorded as Research and development expense.

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

Zurich Agreement

On July 19, 2019, the Company entered into an exclusive worldwide license agreement (the “Zurich Agreement”) with the University of Zurich (“UZH”) for technology used to prevent or treat GvHD through GM-CSF neutralization. The Zurich Agreement covers various patent applications filed by UZH which complement and broaden the Company’s position in the application of GM-CSF and expands the Company’s development platform to include improving allogeneic Hematopoietic Stem Cell Transplantation (“HSCT”). The Zurich Agreement requires the payment of nominal annual maintenance fees and milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the U.S. Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab is being evaluated in the NIAID-sponsored ACTIV-5/BET-B in hospitalized patients with COVID-19. The ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L (the CRP subgroup) as the primary analysis population. The ACTIV-5/BET-B study has reached its target enrollment with over 400 patients enrolled that met this criterion and the Company anticipates top-line data in late first quarter or early second quarter of 2022. See Note 1 above for further information regarding ACTIV-5/BET-B.

Pursuant to the ACTIV-5 Clinical Trial Agreement, NIAID will serve as sponsor and is responsible for funding, supervising and overseeing ACTIV-5/BET-B. The Company will be responsible for providing lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab. The ACTIV-5 Clinical Trial Agreement imposes additional obligations on the Company that are reasonable and customary for clinical trial agreements of this nature, including in respect of compliance with data privacy laws and potential indemnification obligations. The Company will have access to data from ACTIV-5/BET-B once concluded.

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

13. Subsequent Events

Subsequent to December 31, 2021 and through the date of this filing, the Company issued and sold 1,301,548 shares of common stock under the Sales Agreement for net proceeds of $3.7 million.

On February 24, 2022, the Company entered into a confidential settlement agreement and release with respect to the claims raised in the Alliance Texas Holding Case. See Note 11 above for further information.