Form 10-Q
period 2022-03-31
HUMANIGEN, INC
filed 2022-05-05
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 001-35798

Humanigen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0557236
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

830 Morris Turnpike, 4th Floor

Short Hills, NJ 07078

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (973) 200-3100

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 2, 2022, there were 70,633,705 shares of common stock of the issuer outstanding.

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

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$68,948	$70,016
Prepaid expenses and other current assets	2,287	955
Total current assets	71,235	70,971

Other assets	90	90
Total assets	$71,325	$71,061

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$47,873	$44,698
Accrued expenses	19,181	19,882
Deferred revenue	4,127	4,145
Total current liabilities	71,181	68,725
Non-current liabilities:
Deferred revenue	-	1,018
Long-term debt	25,193	25,006
Total liabilities	96,374	94,749

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
March 31, 2022 and December 31, 2021; 69,954,377 and 64,027,629 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	70	64
Additional paid-in capital	607,238	587,327
Accumulated deficit	(632,357)	(611,079)
Total stockholders’ deficit	(25,049)	(23,688)
Total liabilities and stockholders’ deficit	$71,325	$71,061

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
License revenue	$1,036	$486
Total revenue	1,036	486

Operating expenses:
Research and development	17,220	59,934
General and administrative	4,345	4,948
Total operating expenses	21,565	64,882

Loss from operations	(20,529)	(64,396)

Other expense:
Interest expense	(734)	(19)
Other expense, net	(15)	(1,152)
Net loss	$(21,278)	$(65,567)

Basic and diluted net loss per common share	$(0.32)	$(1.25)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	65,590,724	52,655,756

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(21,278)	$(65,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,543	510
Non-cash interest expense related to debt financing	187	-
Changes in operating assets and liabilities:
Other receivable	-	(5,010)
Prepaid expenses and other assets	(1,332)	(381)
Accounts payable	3,175	28,046
Accrued expenses	(701)	2,523
Deferred revenue	(1,036)	4,055
Net cash used in operating activities	(19,442)	(35,824)

Financing activities:
Net proceeds from issuance of common stock	18,374	36,106
Proceeds from exercise of stock options	-	429
Net proceeds from issuance of long-term debt	-	24,444
Net cash provided by financing activities	18,374	60,979

Net increase (decrease) in cash and cash equivalents	(1,068)	25,155
Cash and cash equivalents, beginning of period	70,016	67,737
Cash and cash equivalents, end of period	$68,948	$92,892

Supplemental cash flow disclosure:
Cash paid for interest	$550	$4

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022	64,027,629	$64	$587,327	$(611,079)	$(23,688)
Issuance of common stock, net of expenses	5,926,748	6	18,368	-	18,374
Stock-based compensation expense	-	-	1,543	-	1,543
Net loss	-	-	-	(21,278)	(21,278)
Balances at March 31, 2022	69,954,377	$70	$607,238	$(632,357)	$(25,049)

	Three Months Ended March 31, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	1,796,858	2	36,104	-	36,106
Issuance of common stock upon option exercise	233,323	-	429	-	429
Stock-based compensation expense	-	-	510	-	510
Net loss	-	-	-	(65,567)	(65,567)
Balances at March 31, 2021	53,656,689	$54	$456,966	$(439,997)	$17,023

See accompanying notes.

Humanigen, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of the Business

The Company is a clinical stage biopharmaceutical company, developing its portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. Humanigen has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to optimize them. The Company’s lead product candidate, lenzilumab, or LENZ®, and its other two product candidates, ifabotuzumab (“iFab”) and HGEN005, are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, the Company believes its Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reactions.

The Company is focusing its efforts on the development of its lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize granulocyte-macrophage colony-stimulating factor (“GM-CSF”), a cytokine believed to be of critical importance in the hyperinflammatory cascade, sometimes referred to as cytokine release syndrome (“CRS”) or cytokine storm, which is associated with COVID-19, chimeric antigen receptor T-cell (“CAR-T”) therapy, acute Graft versus Host Disease (“aGvHD”) associated with bone marrow transplants, as well as several other conditions. The Company’s development programs in COVID-19, CAR-T and aGvHD are complementary in that all are focused on preventing or reducing cytokine storm in those disease states.

The Company has completed a Phase 3 registrational trial with lenzilumab in newly hospitalized COVID-19 patients (known as “LIVE-AIR”) and announced positive topline data in March 2021. Following completion of the LIVE-AIR study, the Company commenced a series of efforts to attain authorization to commercialize lenzilumab for use in hospitalized COVID-19 patients in the United States and the United Kingdom. The Company’s regulatory initiatives have not yet resulted in commercial authorization.

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

A sub-analysis of the LIVE-AIR study suggested that patients with a baseline C-reactive protein level (“CRP”) below 150 mg/L (the “CRP subgroup”) appeared to derive the greatest benefit from lenzilumab; therefore, the ACTIV-5/BET-B study protocol was modified by NIH to include baseline CRP below 150 mg/L as the primary analysis population. The ACTIV-5/BET-B study is fully enrolled with over 400 patients that met this criterion. Topline results from ACTIV-5/BET-B are expected to be released in the second quarter of 2022. If confirmatory of the findings of the CRP subgroup from the Company’s LIVE-AIR study, the Company plans to include the results from ACTIV-5/BET-B in an amendment to its Emergency Use Authorization (“EUA”) submission to the U.S. Food and Drug Administration (“FDA”), and to include these results in a responsive submission to Medicines and Healthcare products Regulatory Agency (“MHRA”) of the United Kingdom along with certain performance process qualification (“PPQ”) data around drug product batches, in the second quarter of 2022. In addition, as a result of feedback received from representatives of European Medicines Agency (“EMA”), if the ACTIV-5/BET-B data are confirmatory of the results of the findings of the CRP subgroup from the LIVE-AIR study, the Company intends to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to EMA later in 2022.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s 2021 Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three months ended March 31, 2022 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2022, the Company had cash and cash equivalents of $68.9 million. The Company continues to advance its efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients, as well as in the CAR-T, aGvHD and chronic myelomonocytic leukemia (“CMML”) settings. On September 8, 2021, FDA declined to authorize the EUA the Company had submitted for lenzilumab in COVID-19 patients. As more fully described under “Item 1. Business—Manufacturing and Raw Materials.” in the Company’s 2021 Annual Report on Form 10-K, the Company had entered into agreements with several contract manufacturing organizations (“CMOs”) to provide manufacturing, fill/finish and packaging services for lenzilumab. While the Company remains committed to its ongoing efforts seeking marketing authorization for lenzilumab to treat hospitalized COVID-19 patients in the U.S., UK and other territories, since September 9, 2021, the Company amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the U.S., UK, or European Union (“EU”) (See Note 6 below). These actions reduced the Company’s manufacturing costs beginning in the fourth quarter of 2021 and will limit future production of lenzilumab.

Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, which includes combined accounts payable and accrued expenses recorded in the Company’s condensed consolidated balance sheets as of March 31, 2022 of $67.1 million, and its non-manufacturing commitments of $1.3 million and manufacturing commitments of $42.6 million during the remaining nine months of 2022, $11.8 million for 2023, and $4.6 million thereafter (see Note 6 below), management expects to need additional capital to fund the Company’s planned operations. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing and support from governmental agencies, convertible and other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to March 31, 2022 and through the date of this filing, as disclosed in Note 11 below, the Company issued and sold 679,328 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $2.0 million, after deducting fees and expenses. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. The Company expects that the results of the ACTIV-5/BET-B trial will be important to potential investors. The Company’s ability to raise capital on favorable terms in the near future is linked to the success of that trial, which cannot be assured. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity. In addition, if the Company raises additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company.

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the determination of revenue recognition, fair value-based measurement of stock-based compensation and accruals. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2022	2021
Options to purchase common stock	4,712,659	4,224,111
Warrants to purchase common stock	31,238	51,238
Convertible debt	510,986	510,986
	5,254,883	4,786,335

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

Since the provision of the license and the cooperation and assistance to be provided by the Company to the Licensee with regulatory authorities in the Territory and the Company’s obligation to serve on a joint steering committee (the “Services”) are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties, are being recognized as revenue ratably over the performance period through March 2023 (the “Performance Period”), the expected period over which the Company conservatively expects the Services to be performed with approval in the Territory expected by the end of March 2023. Therefore, the Company recognized license revenue totaling approximately $1.0 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $4.1 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of March 31, 2022 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of March 31, 2022 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2022 (in thousands):

Balance at January 1, 2022	$5,163
Deductions for performance obligations satisfied:
In current period	(1,036)
Balance at March 31, 2022	$4,127

5. Long-Term Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed a Loan and Security Agreement with Hercules as agent for its affiliates serving as lenders thereunder (the “Term Loan”). The Term Loan provides a loan in the aggregate principal amount of up to $80 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Company is no longer entitled to draw the second tranche, which was to be in the amount of up to $35.0 million, as it did not receive EUA for lenzilumab for the treatment of hospitalized patients with COVID-19 pneumonia by September 15, 2021.

No principal payments will be due during an interest-only period, commencing on the initial borrowing date and continuing to April 1, 2023, subject to extension to April 1, 2024, and potentially October 1, 2024, under certain conditions. Following the interest-only period, the outstanding balance of the loan will be required to be repaid monthly, continuing through the maturity date. The Company will be required to repay amounts borrowed by March 1, 2025, subject to a one-year extension option that it may exercise if it has received FDA approval of a Biologics License Application (“BLA”) for the use of lenzilumab for the treatment of hospitalized patients with COVID-19 pneumonia, and the FDA-authorized label for lenzilumab is generally consistent with that sought in the Company’s BLA filing, and the Company has paid Hercules certain fees and expenses associated with the extension.

While the Term Loan is outstanding, the lenders will have the right to convert a portion of the principal amount outstanding under the Term Loan (ranging from $5.0 million to $10.0 million in the aggregate) into shares of the Company’s common stock at a conversion price equal to $19.57 per share, subject to customary anti-dilution adjustments.

The following table summarizes the outstanding future payments of principal and interest associated with the Company’s Term Loan as of March 31, 2022 (in thousands):

2022	$1,716
2023	10,842
2024	13,705
2025	5,163
Total payments	31,426
Less amount representing interest	(4,738)
Notes payable, gross	26,688
Less: Unamortized portion of EOT charge	(1,123)
Less: Unamortized discount on notes payable	(141)
Less: Unamortized debt issuance costs	(231)
Long-term debt	25,193
Less current portion	-
Long-term debt, net of current portion	$25,193

Interest expense related to the Term Loan, recorded during the three months ended March 31, 2022, was approximately $0.7 million and the effective interest rate was 9.25%.

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

Under the Eversana Agreement, Eversana will provide the Company with services in connection with the potential launch of lenzilumab. Eversana services during 2021 comprised marketing, market access, consulting, field solutions, field operations, health economics and medical affairs. Additional services may be negotiated by the parties and set forth in statements of work delivered in accordance with the Eversana Agreement.

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

Manufacturing Agreements

The Company has entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and to provide fill/finish services or drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA. The Company has also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Since September 9, 2021, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production until and if authorization is received in the U.S., UK, or EU. These actions reduced the Company’s manufacturing costs beginning in the fourth quarter of 2021 and will limit future production of lenzilumab. In addition, certain of the Company’s CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to the Company’s specifications for various reasons. The Company is working with one of these CMOs to determine if batches of lenzilumab manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to the Company. Another CMO was unsuccessful in its attempts to produce BDS and has filed for arbitration of amounts owed. Mediation efforts were unsuccessful as the CMO insisted on large cash payments despite its inability to produce any BDS. The Company is contemplating litigation in an effort to recover previous monies provided to this CMO as prepayment for services and materials and to recover a significant amount of raw materials and components currently held by this CMO that have been paid for by the Company. As of March 31, 2022, the Company estimates that its commitments remaining to be incurred under these agreements are approximately $42.6 million for the remaining nine months of 2022, $11.8 million for 2023, and $4.6 million thereafter. Certain of these commitments and amounts accrued at year-end are in dispute and the Company intends to defer these payments, negotiate lower amounts or seek other courses of action for the amounts in question.

7. Stockholders’ Equity

Controlled Equity Offering

On December 31, 2020, the Company entered into a Sales Agreement with Cantor, under which the Company could issue and sell, from time-to-time, shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as the sales agent. During the three months ended March 31, 2021, the Company issued and sold 1,796,858 shares of its common stock under the Sales Agreement for net proceeds of $36.1 million. During the three months ended March 31, 2022, the Company issued and sold 5,926,748 shares of its common stock under the Sales Agreement for net proceeds of $18.4 million. As of March 31, 2022, the Company had the ability to offer and sell shares of common stock having an aggregate offering price of up to $13.3 million under the prospectus supplement dated August 13, 2021 to the Company’s prospectus dated September 14, 2020 filed in respect of the Sales Agreement. See Note 11 below for additional information related to the Sales Agreement.

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

8. Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2022 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	4,429,906	$7.89
Granted	350,078	$2.99
Exercised	-	$-
Cancelled (forfeited)	(67,325)	$15.09
Cancelled (expired)	-	$-
Outstanding at March 31, 2022	4,712,659	$7.42

The weighted average fair value of options granted during the three months ended March 31, 2022 was $2.41 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Exercise price	2.99
Market value	2.99
Expected term	6 years
Expected volatility	104%
Risk-free interest rate	1.59%
Expected dividend yield	- %

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,294	$364
Research and development	249	146
Total stock-based compensation	$1,543	$510

At March 31, 2022, the Company had $11.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.8 years. As of March 31, 2022, there were 4,714,407 shares available for grant under the Company’s 2020 Equity Incentive Plan.

9. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc. (“Kite”), pursuant to which the Company and Kite are conducting a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). On April 19, 2021, the Company announced positive preliminary data from this study. As a result of this positive preliminary data and the conclusion of the Phase 1b portion of the study, the Company elected to terminate the clinical collaboration agreement with Kite. Enrollment in the Phase 1b portion of the study is closed and the study itself shall be closed in 2022. The effective date of termination of the clinical collaboration with Kite was December 31, 2021. Until the Phase 1b portion of the study is terminated and the last subject transitioned onto the Kite long term follow up protocol, Humanigen and Kite will cooperate to ensure the orderly wind down of study activities. The Company is preparing to initiate a Company-sponsored, registrational Phase 3 study with Yescarta and Tecartus, commercially available CD19 CAR-T therapies, in non-Hodgkin lymphoma in 2022. The Company met with FDA in December 2021 to discuss the study protocol. Modifications to the protocol have been submitted to FDA. The Company currently plans to enroll more than 160 patients in the study.

 Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the U.S. Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab is being evaluated in the NIAID-sponsored ACTIV-5/BET-B in hospitalized patients with COVID-19. The ACTIV-5/BET-B study protocol was modified to focus on patients with a baseline CRP below 150 mg/L (the CRP subgroup) as the primary analysis population. The ACTIV-5/BET-B study is fully enrolled with over 400 patients that met this criterion and the Company anticipates top-line data in the second quarter of 2022. See Note 1 above for further information regarding ACTIV-5/BET-B.

Pursuant to the ACTIV-5 Clinical Trial Agreement, NIAID serves as sponsor and is responsible for funding, supervising and overseeing ACTIV-5/BET-B. The Company has been responsible for providing lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab. The ACTIV-5 Clinical Trial Agreement imposes additional obligations on the Company that are reasonable and customary for clinical trial agreements of this nature, including in respect of compliance with data privacy laws and potential indemnification obligations.

 10. Litigation

Avid Arbitration

On December 17, 2021, Avid Bioservices, Inc. (“Avid”) filed a Demand for Arbitration claiming more than $20.5 million in damages against the Company with the American Arbitration Association entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) Breach of Contract concerning the Process Development and Manufacturing Master Services Agreement; (2) Anticipatory Breach of Contract concerning the Capacity Expansion and Contribution/Commitment letter; and (3) Trade Libel and Commercial Disparagement. Avid claims that the Company canceled the contract after Avid was unable to successfully produce any full batches of lenzilumab BDS, but that the Company still owes the full amount due under the contract for all batches under the contract. Avid blamed its failed attempts on a subcontractor. To date, the Company has paid Avid $10.6 million, despite Avid not being able to produce any full BDS batches.

On January 6, 2022, the Company filed an Answer to Avid’s Demand, denying the allegations and asserting affirmative defenses.

Savant Litigation

The Company was previously involved in litigation against Savant Neglected Diseases, LLC (“Savant”). In March 2022, the Company and Savant reached a confidential settlement. Accordingly, the litigation involving Savant was dismissed on March 31, 2022.

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

On February 24, 2022, the Company entered into a confidential settlement agreement and release with respect to the claims raised in the Alliance Texas Holding Case, pursuant to which the Alliance Texas Holding Case has been discontinued with prejudice, except as to two Plaintiffs whose claims comprised less than 10% of the total alleged investments, as to whom the case has been discontinued without prejudice.

11. Subsequent Events

On April 14, 2022, the Company filed a prospectus in respect of the Sales Agreement which provides the Company with the ability to offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

Subsequent to March 31, 2022 and through the date of this filing, the Company issued and sold 679,328 shares of common stock under the Sales Agreement for net proceeds of $2.0 million. As of the date of this filing, the Company has the ability to offer and sell shares of common stock having an aggregate offering price of up to $86.3 million under the prospectus supplement dated August 13, 2021 and the prospectus dated April 14, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to emergency use or other conditional marketing authorizations and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in “Part I, Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the additional or modified risk factors disclosed in this Quarterly Report on Form 10-Q and each subsequently filed Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

●	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;
●	the evolution of scientific discovery around the coronavirus, COVID-19 and the lung and other organ and systems dysfunction resulting in some patients may indicate that cytokine release syndrome (“CRS”) or cytokine storm is caused by or results from something other than elevated granulocyte-macrophage colony-stimulating factor (“GM-CSF”) levels;
●	our ability to attain an EUA for lenzilumab in COVID-19 patients in the U.S. and, if attained, the duration of the emergency conditions underlying such EUA;
●	our ability to attain any conditional marketing authorization (“CMA”) for lenzilumab in COVID-19 patients in the United Kingdom, (“UK”), European Union (“EU”) or other markets outside the U.S.;
●	our ability to attain the additional financing we need to continue as a going concern with the ability to pursue our development initiatives, manufacturing requirements and commercialize our product candidates on favorable terms or at all;
●	our ability to timely source adequate supply of bulk drug substance and drug product for our development and if approved, finished goods from third-party manufacturers on which we depend;
●	our ability to resolve disputes with certain CMOs regarding our obligations to make payments to them despite their failure to produce lenzilumab within contractual specifications, and our ability to reach a satisfactory resolution of our dispute with Eversana regarding our potential payments under our contract with Eversana;
●	if a marketing authorization or approval were to be granted for lenzilumab, our ability to accurately forecast and predict future revenues in the U.S. and outside the U.S. coupled with our ability to produce sufficient quantities on a timely basis to meet demand;
●	our ability to research, develop and commercialize our product candidates, including our ability to do so after our competitors have developed and commercialized competing products or alternative therapies and vaccines that reduce hospitalizations due to COVID-19 and thus the demand for lenzilumab;
●	our ability to initiate a study of lenzilumab with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma;
●	the ability of partners to initiate and conduct the RATinG and PREACH-M studies of lenzilumab in patients at risk of acute Graft versus Host Disease (“aGvHD”) and chronic myelomonocytic leukemia (“CMML”), respectively, as currently contemplated;
●	our ability to execute our strategy and business plan focused on developing our proprietary monoclonal antibody portfolio and our GM-CSF knockout gene-editing CAR-T platform;
●	our ability to enter into partnerships with potential collaborators with development, regulatory and commercialization expertise to enable us to pursue the other initiatives in our development pipeline;
●	the potential, if any, for future development of any of our present or future products;
●	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;
●	our ability to identify and develop additional uses for our products;
●	our ability to maintain licenses with third parties;
●	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;
●	the outcome of pending, threatened or future litigation or arbitration;
●	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions;

●	limitations and/or warnings in the label of an approved product candidate, or one that is granted an EUA or CMA, outside the U.S.;
●	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part II below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should review these risk factors, together, for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time-to-time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

17

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

Results of Operations

At March 31, 2022, we had an accumulated deficit of $632.4 million, primarily as a result of research and development and general and administrative expenses. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees. While we may in the future generate additional revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands)	2022	2021	Amount	%
Revenue:
License revenue	$1,036	$486	$550	113
Total revenue	1,036	486	550

Operating expenses:
Research and development	17,220	59,934	(42,714)	(71)
General and administrative	4,345	4,948	(603)	(12)
Total operating expenses	21,565	64,882	(43,317)	(67)

Loss from operations	(20,529)	(64,396)	(43,867)	(68)

Other expense:
Interest expense	(734)	(19)	715	3,763
Other income (expense), net	(15)	(1,152)	(1,137)	(99)
Net loss	$(21,278)	$(65,567)	$(44,289)	(68)

Revenue

Revenue in the three months ended March 31, 2022 and 2021, represents license revenue under the license agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (together with KPM, the “Licensee”) described in more detail in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. License revenue was $1.0 million for the three months ended March 31, 2022, as compared to $0.5 million for the three months ended March 31, 2021.

Research and Development Expenses

Conducting research and development is central to our business model. We expense both internal and external research and development costs as incurred. We track external research and development costs incurred by project for each of our clinical programs. Our external research and development costs consist primarily of:

●	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and our pre-clinical activities;
●	the cost of acquiring and manufacturing clinical trial, pre-commercial and other materials, the cost to transfer the manufacturing process for bulk drug substance and fill/finish production, development of and periodic performance of a variety of tests and assays for stability, release, comparability and product characterization, costs associated with quality management, the preparation of documents and information necessary to file with regulatory authorities; and
●	other costs associated with development activities, including additional studies.

Other research and development costs consist primarily of internal research and development costs such as salaries and related fringe benefit costs for our employees, stock-based compensation charges, and travel costs not allocated to one of our clinical programs. Internal research and development costs generally benefit multiple projects and are not separately tracked per project.

The following table shows our total research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
External Costs
Lenzilumab	$16,448	$59,332
Ifabotuzumab	158	25
Internal costs	614	577
Total research and development	$17,220	$59,934

Research and development expenses decreased by $42.7 million from $59.9 million for the three months ended March 31, 2021 to $17.2 million for the three months ended March 31, 2022. The decrease is primarily due to a $35.7 million decrease in lenzilumab manufacturing costs and a $4.3 million decrease in clinical trial expenses as the LIVE-AIR study has been completed and the first patient has not yet been dosed in the CAR-T trial.

We expect our research and development costs will continue to decrease in 2022 as compared to 2021. We have sought to mitigate our financial commitments while continuing to position lenzilumab for a future authorization or approval in the U.S., UK and EU. Our mitigation efforts included the amendment or in some cases cancelation of certain of our agreements with CMOs for future manufacturing work, some of which were contingent on EUA, in an effort to reduce our future spending. We incurred cancellation fees for several of these modifications. We also have disputed several invoices for cancellation fees and for production batches for lenzilumab that had been submitted by CMOs that failed to produce lenzilumab within our stated release specifications, but our mitigation efforts may not be successful to recoup any such loss of lenzilumab bulk drug substance (“BDS”) or drug product (“DP”). See Notes 6 and 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on these disputes. In the event of authorization by FDA, MHRA, or EMA, we anticipate that the demand for commercial product could exceed the in-process and planned production of lenzilumab through 2022. We intend to seek additional manufacturing capacity if authorization is obtained. We expect to use a portion of the revenues generated from commercial sale of lenzilumab following receipt of a regulatory authorization to support our efforts to expand production capacity in 2023 and beyond.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, insurance, consulting, audit, investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses decreased by $0.6 million from $4.9 million for the three months ended March 31, 2021 to $4.3 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2022, is primarily due to decreases of $1.2 million in consulting expenses and $0.4 million in investor and public relations expenses partially offset by a $0.9 million increase in non-cash stock-based compensation expense. We expect our overall general and administrative costs to continue to decrease in the near-term until such time as authorization is received in the U.S., UK, or EU.

Interest Expense

Interest expense for both periods primarily related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). Interest expense increased $0.7 million from $19 thousand for the three months ended March 31, 2021, as we drew the initial $25.0 million under the Term Loan on March 29, 2021. After giving effect to payment of fees and expenses associated with the draw, we received net proceeds of approximately $24.4 million. See Note 5 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Other Expense

Other expense decreased by $1.1 million for the three months ended March 31, 2022, primarily due to litigation settlement costs incurred in the prior year period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and with the proceeds under the South Korea Agreement. At March 31, 2022, we had cash and cash equivalents of $68.9 million. In the first quarter of 2022, we sold an aggregate of 5,926,748 shares of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $18.4 million.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(19,442)	$(35,824)
Financing activities	18,374	60,979
Net increase (decrease) in cash and cash equivalents	$(1,068)	$25,155

Net cash used in operating activities was $19.4 million and $35.8 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in operating activities of $19.4 million for the three months ended March 31, 2022, primarily related to our net loss of $21.3 million, adjusted for non-cash items, such as $1.5 million in stock-based compensation, and a net increase in operating assets and liabilities of $0.1 million.

Cash used in operating activities of $35.8 million for the three months ended March 31, 2021, primarily related to our net loss of $65.6 million, adjusted for non-cash items, such as $0.5 million in stock-based compensation, and a net increase in operating assets and liabilities of $29.2 million.

Net cash provided by financing activities was $18.4 million for the three months ended March 31, 2022 and consists of $18.4 million received from the issuance of common stock in connection with the Sales Agreement with Cantor.

Net cash provided by financing activities was $61.0 million for the three months ended March 31, 2021 and consists primarily of $36.1 million received from the issuance of common stock in connection with the Sales Agreement with Cantor, $24.4 million in net proceeds received from the Term Loan, and $0.4 million received from the exercise of stock options.

Recent Financings

Controlled Equity Offering

On December 31, 2020, the Company entered into the Sales Agreement with Cantor, under which the Company could issue and sell shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. For the first three months of 2022, we issued and sold 5,926,748 shares of our common stock under the Sales Agreement, raising net proceeds of $18.4 million, and for the first three months of 2021, we issued and sold 1,796,858 shares of our common stock under the Sales Agreement, raising net proceeds of $36.1 million.

On April 14, 2022, the Company filed a prospectus in respect of the Sales Agreement which provides the Company with the ability to offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

Subsequent to March 31, 2022 and through the date of this filing, the Company issued and sold 679,328 shares of common stock under the Sales Agreement for net proceeds of $2.0 million. As of the date of this filing, the Company has the ability to offer and sell shares of common stock having an aggregate offering price of up to $86.3 million under the prospectus supplement dated August 13, 2021 and prospectus dated April 14, 2022.

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

Term Loan with Hercules

On March 10, 2021, we entered into the Term Loan with Hercules which provided us with the ability to draw an initial amount of $25.0 million, which we drew on March 29, 2021. See Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Liquidity and Manufacturing Commitments

We continue to advance our efforts in support of the development of lenzilumab as a therapy for hospitalized COVID-19 patients. As of March 31, 2022, we had cash and cash equivalents of $68.9 million. On September 8, 2021, FDA declined to authorize our EUA for lenzilumab. As more fully described in our 2021 Annual Report on Form 10-K filed on March 1, 2022 under “Item 1. Business—Manufacturing and Raw Materials”, we have entered into agreements with several CMOs to provide manufacturing, fill/finish and packaging services for lenzilumab. While we remain committed to our ongoing efforts seeking authorization or approval for commercial use of lenzilumab to treat hospitalized COVID-19 patients in the U.S., UK, EU and other territories, we have amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce our future spending on lenzilumab production until and if authorization is received in the U.S., UK, or EU (See Notes 6 and 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The actions reduced our manufacturing costs beginning in the fourth quarter of 2021 and will limit future production of lenzilumab because we have not yet entered into any reservation agreements for production in 2023 and beyond.

Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, which includes our combined accounts payable and accrued expenses as of March 31, 2022 of $67.1 million, and our manufacturing commitments of $42.6 million for the remaining nine months of 2022, $11.8 million for 2023, and $4.6 million thereafter related to our manufacturing agreements, as further described below (see “–Contracts”), we expect to need additional capital to fund our planned operations and capital requirements. Certain of these commitments and amounts accrued at March 31, 2022 are in dispute and we intend to defer these payments, negotiate lower amounts or seek other courses of action, which may include legal recourse for the amounts in question. If marketing authorization or approval for lenzilumab were granted, we would expect to be able to satisfy certain of the cash requirements associated with our future manufacturing commitments from revenues from the commercial sale of lenzilumab. We may seek to raise additional capital through public or private equity offerings, including under the Sales Agreement with Cantor, grant financing and support from governmental agencies, convertible and other debt financings, collaborations, strategic alliances and marketing, supply, distribution, or licensing arrangements. Subsequent to March 31, 2022 and through the date of this filing, as disclosed in Note 11 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we issued and sold 679,328 shares of common stock pursuant to the Sales Agreement and raised net proceeds of approximately $2.0 million, after deducting fees and expenses.

Other significant contractual cash requirements as of March 31, 2022 include payments for principal and interest on the Term Loan. Our current and long-term obligations related to the Term Loan are outlined in Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring at this time. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, supply, distribution, or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

We expect that the results of the ACTIV-5/BET-B trial will be important to potential investors in evaluating an investment in our company. Our ability to raise capital on favorable terms in the near future is linked to the success of that trial, which we cannot assure. Unfavorable results likely would have a material and adverse impact on our stock price and ability to obtain future financing.

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

Manufacturing Agreements

We have entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for our lenzilumab clinical trial activities in COVID-19 as well as to manufacture BDS and DP for a potential launch of lenzilumab in anticipation of an EUA or CMA. We have also entered into agreements for packaging of the drug. These agreements represent large commitments, including upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and include payments for technology transfer. Certain of these CMOs have been unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. We are working with one of these CMOs to determine if batches of BDS manufactured by them will be usable in the future or, if not, whether other financial recompense will be offered to us. As of April 30, 2022, we believe approximately 83,900 lenzilumab treatments would be available for sale under an EUA. Of these, approximately 26,000 are expected to be available for immediate sale in the U.S. or UK upon authorization. Another 41,000 treatments are in production at one of our CMOs for which material has not yet been released, and which may require reprocessing prior to release. At this time, it is not possible to predict if these 41,000 treatments would be released and available for sale if authorization or approval for lenzilumab were to be attained.

Please see our Form 10-K for the year ended December 31, 2021,Part I, Item 1A - Risk Factors—“Risks Related to Our Efforts to Develop Lenzilumab for COVID-19— Manufacturing efforts relating to our lenzilumab program in COVID-19 have been extremely costly and inefficient in producing treatments for use in our clinical development program or potential sale.”

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

As consideration for the license, the Licensee has agreed to pay us (i) an up-front license fee of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties), payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on our achievement of two specified milestones in the U.S., of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021,and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that we will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

We are not materially exposed to market risk related to changes in foreign currency exchange rates.

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2022.

Item 1A.	Risk Factors.

FDA declined our initial request for emergency use authorization for lenzilumab as a therapy for hospitalized patients with COVID-19. MHRA raised certain questions in its review of our application for marketing authorization to which we are drafting responses. We are continuing to pursue an authorization or approval for lenzilumab’s use in hospitalized patients with COVID-19 in the U.S., UK and EU, but may not obtain one.

We completed a Phase 3 potentially registrational trial with lenzilumab in newly hospitalized COVID-19 patients and announced positive topline data from the study known as “LIVE-AIR” in March 2021. On September 8, 2021, FDA informed us that it had declined to issue an EUA for lenzilumab in this indication. FDA has advised us that they will review an amended EUA submission with further data. MHRA raised certain questions in its review of our application for marketing authorization to which we are drafting responses. A further step in our development program for lenzilumab in COVID-19 is the release of results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, which is sponsored and funded by the National Institutes of Health (“NIH”). A subgroup analysis of the LIVE-AIR study suggested that patients under the age of 85 and with a baseline CRP below 150 mg/L (the “CRP subgroup”) appeared to derive the greatest benefit from lenzilumab. As a result, NIH amended the ACTIV-5/BET-B study protocol to include baseline CRP below 150 mg/L as the primary analysis population and submitted the amendment to FDA. The ACTIV-5/BET-B study has completed enrollment. Analysis of data by the NIH can begin once the database lock has occurred. The NIH controls the data analysis and we may be unable to influence the timeline for completion. It is possible, but not assured, that the results from the ACTIV-5/BET-B trial may support the preparation of an amended submission for an EUA, as well as our response to MHRA. If the results from ACTIV-5/BET-B are not positive, we may consider utilizing data from other on-going COVID-19 studies, conduct a further and new clinical trial, seek a partner to develop lenzilumab in this indication or abandon this development program altogether. Unfavorable results likely would have a material and adverse impact on our stock price and ability to obtain future financing needed to continue as a going concern.

Even if ACTIV-5/BET-B results confirm our findings from the CRP subgroup from the LIVE-AIR study and we prepare an amended EUA submission and respond to MHRA, the regulatory agencies may not find the results compelling. Furthermore, even if the results are deemed compelling, we may be required to obtain and submit additional information related to the Chemistry Manufacturing and Control (“CMC”) aspects of lenzilumab production before we attain EUA, CMA or any other authorization or approval. We are in the process of obtaining additional CMC information but there is no assurance that we will generate sufficient information to satisfy regulatory requirements.

More broadly, in the context of EUA, CMA or any other request for a conditional marketing authorization or approval, there is no requirement that FDA or any regulatory body reach a favorable conclusion about our submissions. A myriad of factors, including the regulator’s assessment of the urgency of the need for a therapeutic such as lenzilumab; the efficacy of lenzilumab as the pandemic evolves; and other factors such as the development of more efficacious therapies, may influence a regulator’s decision on any submissions we may make.

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

Accordingly, it is possible that FDA and other regulatory authorities may not authorize or approve lenzilumab for the treatment of COVID-19, or that any such authorization or approval, if granted, may have significant limitations on its use or subsequently be rescinded or terminated. We may never successfully produce or commercialize lenzilumab for use in COVID-19 patients or realize a return on our significant investment in the development, supply, and commercialization of lenzilumab for this purpose.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	September 11, 2020	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
10.1	First amendment to Loan and Security Agreement, dated as of April 23, 2022, by and between the Registrant and Hercules Capital, Inc.				X
10.2**	Employment Agreement, dated as of April 21, 2021, by and between the Registrant and Dr. Adrian Kilcoyne.	8-K	April 12, 2022	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.				X
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

HUMANIGEN, INC.

Date: May 5, 2022	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Timothy Morris
Timothy Morris
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

