Form 10-Q
period 2022-06-30
HUMANIGEN, INC
filed 2022-08-12
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 9, 2022, there were 103,660,938 shares of common stock of the issuer outstanding.

Unless the context indicates otherwise, the terms “Humanigen,” “we,” “us” and “our” refer to Humanigen, Inc., and its consolidated subsidiaries. This report also may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.

2

HUMANIGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,046	$70,016
Prepaid expenses and other current assets	2,313	955
Total current assets	49,359	70,971

Other assets	90	90
Total assets	$49,449	$71,061

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$56,665	$44,698
Accrued expenses	14,395	19,882
Long-term debt, current portion	2,839	-
Deferred revenue	3,091	4,145
Total current liabilities	76,990	68,725
Non-current liabilities:
Deferred revenue	-	1,018
Long-term debt, net of current portion	22,547	25,006
Total liabilities	99,537	94,749

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
June 30, 2022 and December 31, 2021; 71,242,938 and 64,027,629 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	71	64
Additional paid-in capital	612,347	587,327
Accumulated deficit	(662,506)	(611,079)
Total stockholders’ deficit	(50,088)	(23,688)
Total liabilities and stockholders’ deficit	$49,449	$71,061

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License revenue	$1,036	$1,036	$2,072	$1,522
Total revenue	1,036	1,036	2,072	1,522

Operating expenses:
Research and development	26,438	63,012	43,658	122,946
General and administrative	3,949	8,076	8,294	13,024
Total operating expenses	30,387	71,088	51,952	135,970

Loss from operations	(29,351)	(70,052)	(49,880)	(134,448)

Other expense:
Interest expense	(768)	(746)	(1,502)	(765)
Other expense, net	(30)	(5)	(45)	(1,157)
Net loss	$(30,149)	$(70,803)	$(51,427)	$(136,370)

Basic and diluted net loss per common share	$(0.43)	$(1.20)	$(0.75)	$(2.45)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	70,670,971	58,843,567	68,137,762	55,735,008

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(51,427)	$(136,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,178	2,381
Non-cash interest expense related to debt financing	380	187
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,358)	(629)
Accounts payable	11,967	21,878
Accrued expenses	(5,487)	5,750
Deferred revenue	(2,072)	3,019
Net cash used in operating activities	(44,819)	(103,784)

Financing activities:
Net proceeds from issuance of common stock	21,849	130,278
Proceeds from exercise of stock options	-	1,861
Net proceeds from issuance of long-term debt	-	24,444
Net cash provided by financing activities	21,849	156,583

Net increase (decrease) in cash and cash equivalents	(22,970)	52,799
Cash and cash equivalents, beginning of period	70,016	67,737
Cash and cash equivalents, end of period	$47,046	$120,536

Supplemental cash flow disclosure:
Cash paid for interest	$943	$393

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2022
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022	64,027,629	$64	$587,327	$(611,079)	$(23,688)
Issuance of common stock, net of expenses	5,926,748	6	18,368	-	18,374
Stock-based compensation expense	-	-	1,543	-	1,543
Net loss	-	-	-	(21,278)	(21,278)
Balances at March 31, 2022	69,954,377	70	607,238	(632,357)	(25,049)
Issuance of common stock, net of expenses	1,288,561	1	3,474	-	3,475
Stock-based compensation expense	-	-	1,635	-	1,635
Net loss	-	-	-	(30,149)	(30,149)
Balances at June 30, 2022	71,242,938	$71	$612,347	$(662,506)	$(50,088)

	Three and Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	1,796,858	2	36,104	-	36,106
Issuance of common stock upon option exercise	233,323	-	429	-	429
Stock-based compensation expense	-	-	510	-	510
Net loss	-	-	-	(65,567)	(65,567)
Balances at March 31, 2021	53,656,689	54	456,966	(439,997)	17,023
Issuance of common stock, net of expenses	5,427,017	5	94,167	-	94,172
Issuance of common stock upon option exercise	319,153	-	1,432	-	1,432
Stock-based compensation expense	-	-	1,871	-	1,871
Net loss	-	-	-	(70,803)	(70,803)
Balances at June 30, 2021	59,402,859	$59	$554,436	$(510,800)	$43,695

See accompanying notes.

Humanigen, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of the Business

The Company is a clinical stage biopharmaceutical company, developing its portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. Humanigen has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to optimize them. The Company’s lead product candidate, lenzilumab, or LENZ®, and its other product candidate, ifabotuzumab (“iFab”), are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, the Company believes its Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reactions.

In July 2022, preliminary topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. Based on the preliminary topline results, the trial did not achieve statistical significance on the primary endpoint, although did indicate that lenzilumab demonstrated a positive trend in mortality. The Company continues to support NIH’s further analysis of the data and lenzilumab has interest from a global group of leading institutions and research networks to include lenzilumab in their large-scale, multinational studies of COVID-19. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in such studies having failed to do so in smaller studies.

The Company announced a strategic realignment of its pipeline and resources and is reconsidering its regulatory strategy. The Company plans to accelerate the development of lenzilumab in chronic myelomonocytic leukemia (“CMML”), a rare blood cancer, for which the PREACH-M study is already underway, and to continue its plans for the RATinG study in acute graft versus host disease (“aGvHD”) that occurs in patients undergoing bone marrow transplant, that is expected to enroll its first patient in the third quarter of 2022. These studies are majority funded by the Company’s partners. In addition, the Company is currently assessing requests for investigator-initiated trials (“IIT”s) of lenzilumab in combination with CAR-T therapies; the previously planned SHIELD study of lenzilumab with certain CAR-T therapies has been terminated pursuant to the strategic realignment plan. The Company also plans to continue the development of iFab, an EpAh-3 targeted monoclonal antibody currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors. Under the realignment plan, the Company will deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19 and currently does not plan to file for Emergency Use Authorization (“EUA”) in the United States in 2022. The Company had previously planned to respond to the rolling review written questions received last year from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) following receipt of the results from the ACTIV-5/BET-B trial but does not plan to respond to these written questions in 2022. The Company no longer intends to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to the European Medicines Agency (“EMA”) in 2022.The Named Patient program in select European Countries will be terminated. With the exception of lenzilumab batches in process, the Company plans to stop the manufacturing of lenzilumab. The Company plans to consolidate the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

As of July 22, 2022, there are approximately 11,500 lenzilumab treatments in production. Approximately 65,800 lenzilumab treatments will be stored and 9,000 treatments are being sent for destruction as a result of expiry of drug substance (an intermediate step to final drug product). Current shelf life of drug product is 36 months and bulk drug substance is 12 months. One of the Company’s Contract Manufacturing Organizations (“CMOs”), Catalent Pharma Solutions, LLC (“Catalent”), has notified the Company that it is in breach of its manufacturing agreement with Catalent and has issued a demand for payment for outstanding amounts owed. Catalent has demanded payment of the past due balance of $12.8 million by August 8, 2022 to cure this breach and has threatened to cancel the manufacturing agreement if payment is not made (See Note 11 below). Unless the Company complies with their demand for payment, it is unlikely the Company will be able to utilize the treatments in production and treatments for which production has been completed. Another 33,000 treatments are in production at one of the Company’s CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by the Company, and which may require reprocessing prior to release. Thermo has notified the Company that they have stopped production and have issued a demand for payment. The Company has disputed the amounts owed to Thermo as a result of Thermo’s failure to produce usable material within stated release specifications. At this time, it is unlikely that these 33,000 treatments would be released by the Company. Inventory of treatments produced at our CMOs for which the process has not been validated or released will likely be destroyed in the future if no potential commercial use is found.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s 2021 Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2022, the Company had cash and cash equivalents of $47.0 million. In July 2022, as part of its strategic realignment plan, as stated in Notes 5 and 11, the Company paid amounts owed under the Loan and Security Agreement with Hercules as agent for its affiliates serving as lenders thereunder (the “Term Loan”) of $26.7 million in full settlement of the remaining outstanding principal balance, accrued interest, the end of term fee (less a $0.1 million reduction) and waiver of the $0.4 million prepayment fee, fully extinguishing and terminating the Term Loan in the process.

Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, which includes combined accounts payable and accrued expenses recorded in the Company’s condensed consolidated balance sheets as of June 30, 2022 of $71.1 million, and its non-manufacturing commitments of $0.3 million and manufacturing commitments of $36.5 million during the remaining six months of 2022, $7.6 million for 2023, and $6.6 million thereafter (see Note 6 below), the Company requires additional capital to fund the Company’s planned operations. Certain of these commitments and amounts accrued at June 30, 2022 are in dispute. The Company intends to seek to defer payments, negotiate lower amounts or pursue other courses of action for certain commitments and amounts owed to manufacturing and other partners at June 30, 2022. In order to remain a going concern and execute its strategic realignment plan, the Company must successfully renegotiate these amounts owed and remaining commitments, and settle disputes, including current and potential future arbitration and litigation. Management will seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements. Subsequent to June 30, 2022 and through August 10, 2022, as disclosed in Note 11 below, the Company issued and sold 33,628,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $15.9 million, after deducting fees and expenses. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity. In addition, if the Company raises additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company. While management believes its realignment plans and its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of June 30,
	2022	2021
Options to purchase common stock	4,685,634	4,113,958
Warrants to purchase common stock	31,238	51,238
Convertible debt	510,986	510,986
	5,227,858	4,676,182

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

Since the provision of the license and the cooperation and assistance to be provided by the Company to the Licensee with regulatory authorities in the Territory and the Company’s obligation to serve on a joint steering committee (the “Services”) are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties, are being recognized as revenue ratably over the performance period through March 2023, the expected period over which the Company conservatively expects the Services to be performed (the “Performance Period”). Therefore, the Company recognized license revenue totaling approximately $1.0 million and $2.1 million in the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.5 million in the three and six months ended June 30, 2021, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $3.1 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of June 30, 2022 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of June 30, 2022 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the six months ended June 30, 2022 (in thousands):

Balance at January 1, 2022	$5,163
Deductions for performance obligations satisfied:
In current period	(2,072)
Balance at June 30, 2022	$3,091

5. Long-Term Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed the Term Loan which provided a loan in the aggregate principal amount of up to $80 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Term Loan bore interest at a floating rate equal to the greater of either (i) 8.75% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 8.75%. The Company was initially obligated to make monthly payments of accrued interest under the Term Loan commencing on the initial borrowing date and continuing to April 1, 2023, followed by monthly installments of principal and interest until March 1, 2025. In July 2022, the Company prepaid $25.0 million of outstanding principal, together with approximately $1.7 million of accrued interest, fees and other amounts, due under the Term Loan. In connection with the prepayment, the Term Loan with Hercules was terminated, and all obligations, liens and security interests under the Term Loan were released, discharged and satisfied (see Note 11). By retiring the Term Loan, the Company is able to reduce future cash payments for interest and enhance its ability to generate additional liquidity from its intellectual property by removing the loan’s collateral requirements.

Interest expense related to the Term Loan was $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and the effective interest rate was approximately 9.7% and 9.4% for the three and six months ended June 30, 2022, respectively. Interest expense related to the Term Loan was $0.6 million for both the three- and six-month periods ended June 30, 2021, and the effective interest rate was approximately 9.0% in both periods.

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

On September 21, 2021, the Company notified Eversana that due to the EUA status in the U.S., it was terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million it has asserted the Company owes for services rendered from April 1, 2021 to September 30, 2021. The Company has disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 10 below for more information on this dispute.

Manufacturing Agreements

The Company has entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and to provide fill/finish services or drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA. The Company has also entered into agreements for packaging of the drug. These agreements include upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. Since September 9, 2021, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production. More recently, the Company has sought to mitigate its financial commitments by ceasing additional manufacturing of lenzilumab in connection with its realignment plan. As of June 30, 2022, the Company estimates that its commitments remaining to be incurred under these agreements are approximately $36.5 million for the remaining six months of 2022, $7.6 million for 2023, and $6.6 million thereafter. Certain of these commitments and amounts accrued at June 30, 2022 are in dispute. The Company intends to seek to defer these and other payments, negotiate lower amounts or pursue other courses of action for these amounts, but the Company’s efforts may not be successful. See Notes 10 and 11 below for more information on these disputes.

7. Stockholders’ Equity

Controlled Equity Offering

On December 31, 2020, the Company entered into a Sales Agreement with Cantor, under which the Company could issue and sell, from time-to-time, shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as the sales agent. On April 14, 2022, the Company filed a prospectus in respect of the Sales Agreement which provides the Company with the ability to offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. During the three and six months ended June 30, 2022, under the Sales Agreement, the Company issued and sold 1,288,561 shares of its common stock for net proceeds of $3.5 million, and 7,215,309 shares of its common stock for net proceeds of $21.8 million, respectively. During the three and six months ended June 30, 2021, under the Sales Agreement, the Company issued and sold 1,796,858 shares of its common stock for net proceeds of $36.1 million. As of June 30, 2022, the Company had the ability to offer and sell shares of common stock having an aggregate offering price of up to $84.8 million under the Sales Agreement (see Note 11).

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

8. Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2022 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	4,429,906	$7.89
Granted	350,078	$2.99
Exercised	-	$-
Cancelled (forfeited)	(67,325)	$15.09
Cancelled (expired)	(27,025)	$13.64
Outstanding at June 30, 2022	4,685,634	$7.39

The weighted average fair value of options granted during the six months ended June 30, 2022 was $2.41 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
Exercise price	2.99
Market value	2.99
Expected term	6 years
Expected volatility	104%
Risk-free interest rate	1.59%
Expected dividend yield	-%

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$1,341	$1,407	$2,635	$1,771
Research and development	294	464	543	610
Total stock-based compensation	$1,635	$1,871	$3,178	$2,381

At June 30, 2022, the Company had $9.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.5 years. As of June 30, 2022, there were 4,734,557 shares available for grant under the Company’s 2020 Equity Incentive Plan (See Note 11).

9. License and Collaboration Agreements

Kite Agreement

On May 30, 2019, the Company entered into a collaboration agreement (the “Kite Agreement”) with Kite Pharmaceuticals, Inc. (“Kite”), pursuant to which the Company and Kite were conducting a multi-center Phase 1b/2 study of lenzilumab with Kite’s Yescarta in patients with relapsed or refractory B-cell lymphoma, including diffuse large B-cell lymphoma (“DLBCL”). On April 19, 2021, the Company announced positive preliminary data from this study. As a result of this positive preliminary data and the conclusion of the Phase 1b portion of the study, the Company elected to terminate the clinical collaboration agreement with Kite. Enrollment in the Phase 1b portion of the study is closed and the study itself has been closed. The effective date of termination of the clinical collaboration with Kite was December 31, 2021. The Company had intended to initiate a Company-sponsored, registrational Phase 3 study with Yescarta and Tecartus, commercially available CD19 CAR-T therapies, in non-Hodgkin lymphoma in 2022; however, as part of its strategic realignment plan, that study has been terminated and the Company instead intends to assess and support further clinical assessment of lenzilumab for prevention of CAR-T therapy related toxicities through an IIT for which it will provide lenzilumab.

 Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the U.S. Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab was evaluated in the NIAID-sponsored ACTIV-5/BET-B trial in hospitalized patients with COVID-19. The ACTIV-5/BET-B study protocol was modified to focus on patients with a baseline CRP below 150 mg/L (the CRP subgroup) as the primary analysis population. According to the preliminary topline results released in July 2022, the trial did not achieve statistical significance on the primary endpoint, which was defined as the proportion of patients with baseline CRP<150 mg/L and age<85 years, alive and without mechanical ventilation through Day 29. The preliminary topline data showed a non-significant trend toward a reduction in mortality in the overall patient population [HR 0.72]. There were no new safety signals attributed to lenzilumab in the ACTIV-5/BET-B study.

Pursuant to the ACTIV-5 Clinical Trial Agreement, NIAID served as sponsor and was responsible for funding, supervising and overseeing the ACTIV-5/BET-B trial. The Company provided lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab. The ACTIV-5 Clinical Trial Agreement imposed additional obligations on the Company that are reasonable and customary for clinical trial agreements of this nature, including in respect of compliance with data privacy laws and potential indemnification obligations.

 10. Litigation

Eversana Arbitration

On May 19, 2022, Eversana filed a Demand for Arbitration claiming approximately $4.4 million in damages against the Company with the American Arbitration Association entitled, Eversana Life Sciences, LLC. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains two breach of contract claims related to the Eversana Agreement between the parties and a related agreement between the companies’ European subsidiaries, and a claim for unjust enrichment. Eversana asserts that the Company failed to pay it amounts due for work preparing for the potential commercializing of lenzilumab performed between April 1, 2021 and September 30, 2021. The Company denies Eversana’s claims and assertions that amounts are owing and is prepared to defend itself vigorously.

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

On January 6, 2022, the Company filed an Answer to Avid’s Demand, denying the allegations and asserting affirmative defenses. On July 1, 2022, the Company filed its own lawsuit against Avid in Orange County Superior Court asserting claims for: (1) Breach of Contract; (2) Declaratory Relief; and (3) Unfair Business Practices.

Savant Litigation

The Company was previously involved in litigation against Savant Neglected Diseases, LLC (“Savant”). In March 2022, the Company and Savant reached a confidential settlement. Accordingly, the litigation involving Savant was dismissed on March 31, 2022.

11. Subsequent Events

In July 2022, the Company prepaid the remaining outstanding principal balance, equal to $25.0 million, together with approximately $1.7 million of accrued interest, fees and other amounts due under the Term Loan with Hercules. In connection with the prepayment, the Term Loan with Hercules was terminated, and all obligations, liens and security interests under the Term Loan were released, discharged and satisfied.

In July 2022, the Company issued 4,358,891 stock option awards intended to enhance the Company’s ability to retain its employees and provide them continuing incentives to execute against the strategic realignment plan, and in recognition of the commitments of the directors in developing and overseeing the same. Accordingly, as of the date of this filing, there were 375,666 shares available for grant under the Company’s 2020 Equity Incentive Plan.

Subsequent to June 30, 2022 and through August 10, 2022, the Company issued and sold 33,628,000 shares of common stock under the Sales Agreement for net proceeds of $15.9 million. As of August 10, 2022, the Company had the ability to offer and sell shares of common stock having an aggregate offering price of up to $68.4 million.

On July 29, 2022, Catalent provided formal notice of payment breach and demand for full payment from the Company under the Multiple Facility Clinical Supply and Services Agreement ( the “MSA”) between Catalent and the Company, dated as of July 31, 2020. Catalent has demanded payment of the past due balance of $12.8 million by August 8, 2022 to cure this breach. If the Company does not cure this payment breach, Catalent shall, among other things, be entitled to terminate the MSA by providing further notice of such termination to the Company. The Company continues to negotiate with Catalent but has been unable to reach an agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to emergency use or other conditional marketing authorizations and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in “Part I, Item 1A–- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the additional or modified risk factors disclosed in this Quarterly Report on Form 10-Q and each subsequently filed Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

●	our ability to attain the significant amount of additional financing we need to continue as a going concern on favorable terms or at all;
●	our ability to successfully execute the strategic realignment of our pipeline and resources;
●	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;
●	our ability to obtain sponsorship from a third party for inclusion of lenzilumab, or LENZ®, in a large multi-center platform trial to study the effects of lenzilumab on patients with COVID-19;
●	our ability to resolve disputes with certain Contract Manufacturing Organizations (“CMOs”) regarding our obligations to make payments to them despite their failure to produce lenzilumab within contractual specifications, and our ability to defer payments, negotiate lower amounts or seek other courses of action for certain other commitments and amounts accrued at June 30, 2022;
●	our ability to cure the breach of the Multiple Facility Clinical Supply and Services Agreement (the “MSA”) with Catalent Pharma Solutions, LLC (“Catalent”) to prevent termination of the MSA;
●	our ability to research, develop and commercialize our product candidates, including our ability to do so after our competitors have developed and commercialized competing products or alternative therapies;
●	the ability of partners to initiate and conduct the PREACH-M and RATinG studies of lenzilumab in chronic myelomonocytic leukemia (“CMML”) and in patients at risk of acute Graft versus Host Disease (“aGvHD”), respectively, as currently planned;
●	our ability to assess and support further clinical assessment of lenzilumab with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma through an investigator-initiated trial (“IIT”);
●	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;
●	our ability to maintain licenses with third parties;
●	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;
●	the outcome of pending, threatened or future litigation or arbitration;
●	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;
●	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

Overview

 We are a clinical stage biopharmaceutical company, developing our portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. Our proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. We have developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied our Humaneered technology to optimize them. Our lead product candidate, lenzilumab, and our other product candidate, ifabotuzumab (“iFab”), are Humaneered monoclonal antibodies. Our Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, we believe our Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reaction.

We are focusing our efforts on the development of our lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human GM-CSF, a cytokine that we believe leads to the overproduction of monocytes which are responsible for CMML and is of critical importance in the hyperinflammatory cascade, sometimes referred to as CRS or cytokine storm, associated with aGvHD associated with bone marrow transplants.

Market Opportunity in CMML and Related Hematological Cancers

Clonal cytogenic abnormalities are commonly seen in CMML patients. RAS (Retrovirus-Associated DNA Sequence) mutations, which make leukemic cells hyperresponsive to GM-CSF, are seen in approximately 30%-40% of CMML patients and are the anticipated target patient population for lenzilumab. The incidence of new CMML patients in the U.S., UK, and Australia is about 1,700 patients annually.1 RAS mutations, which may drive GM-CSF hyperresponsiveness, are also seen in additional myeloid hematological malignancies including juvenile myelomonocytic leukemia (“JMML”), myelodysplastic syndromes (“MDS”) and acute myeloid leukemia (“AML”), totaling over 4,500 new cases annually in the U.S. We believe success with CMML may provide proof of principle for targeting RAS pathway mutations in myeloid leukemias with lenzilumab and allow us to develop, and if successful, commercialize lenzilumab in these additional patient populations.

As a treatment for a rare disease, lenzilumab may qualify for certain regulatory and commercial benefits that may accelerate development and approval. Pricing and reimbursement for rare diseases are traditionally higher than treatments for more common diseases and can exceed $100,000 per year.

Together with the Principal Investigator, we are assessing regulatory pathways that may enable early results to support a regulatory submission and potential approval by the Therapeutic Goods Administration in Australia, which could be expanded through Project Orbis, an international regulatory agency collaboration, to the United States and the United Kingdom.

There have been no new therapeutic agents for patients with high-risk CMML in 30 years2 and independent publications have demonstrated the key role of GM-CSF and RAS pathway mutations in this and other cancers, including (“JMML”), myelodysplastic syndromes, myeloproliferative neoplasms, and acute myeloid leukemia.3,4,5

A clinical protocol is also being developed for JMML with NRAS, KRAS, PTPN11 and/or NF1 genetic mutations.

1 Incidence extrapolated by applying American Cancer Society incidence rate of four per one million people to the population of U.S., UK, and Australia. https://www.cancer.org/cancer/chronic-myelomonocytic-leukemia/about/key-statistics.html

2 Aim of first-ever CMML study – to improve survival. Leukaemia Foundation. (2021, October 11). Retrieved July 21, 2022, from https://www.leukaemia.org.au/stories/aim-of-first-ever-cmml-study-to-improve-survival/

3 Gupta, A. et al. (2021, February 28). Juvenile myelomonocytic leukemia-A comprehensive review and recent advances in management. American Journal of Blood Research, 11(1), 1–21. Retrieved July 21, 2022, from https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8010610/pdf/ajbr0011-0001.pdf

4 Padron, E., et al. (2013, June 20). GM-CSF–dependent PSTAT5 sensitivity is a feature with therapeutic potential in chronic myelomonocytic leukemia. Blood, 121(25), 5068–5077. https://doi.org/10.1182/blood-2012-10-460170

5 Emanuel, P. D., et al. (1991, March 1). Selective hypersensitivity to granulocyte-macrophage colony-stimulating factor by juvenile chronic myeloid leukemia hematopoietic progenitors. Blood, 77(5), 925–929. https://doi.org/10.1182/blood.v77.5.925.925

Recent Developments

In July 2022, we announced a strategic realignment of our pipeline and resources. We plan to accelerate the development of LENZ in CMML, a rare blood cancer, for which the PREACH-M study is already underway, and to continue our plans for the RATinG study in aGvHD that occurs in patients undergoing bone marrow transplant, which is expected to enroll its first patient in the third quarter of 2022. These studies are majority funded by our partners. In addition, we are currently assessing requests for IIT of lenzilumab in combination with CAR-T therapies; the previously planned SHIELD study of lenzilumab with certain CAR-T therapies has been terminated. We also plan to continue the development of iFab, an EpAh-3 targeted monoclonal antibody currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors.

Key elements of the strategic realignment plan include:

●	Advancing and expanding the ongoing PREACH-M study of lenzilumab for the treatment of high-risk CMML in patients with NRAS, KRAS, and CBL genetic mutations to more rapidly reach the initial clinical assessment of this open-label study, once sufficient patients have received 3 cycles of treatment with lenzilumab in addition to azacitidine. Three lenzilumab-treated patients have been enrolled in the study and followed for multiple cycles, with what we believe to be encouraging results.

●	Continuing to execute the RATinG study for lenzilumab for the early treatment of aGvHD with the goal of reporting a planned interim assessment of the first 20 patients in the second quarter of 2023.

●	Assessing and supporting further clinical assessment of lenzilumab for prevention of CAR-T therapy related toxicities through an IIT.

●	Seeking potential inclusion of lenzilumab in an international, large-scale COVID-19 platform study through partnership.

●	Significantly reducing our go-forward, cash-based research and development and general and administrative expenses.

●	Eliminating long-term debt on the balance sheet by fully retiring our senior secured term loan, reducing interest expense, and enhancing our ability to generate additional liquidity from our intellectual property by freeing it from the loan’s collateral requirements.

In July 2022, preliminary topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. Based on preliminary topline results, the trial did not achieve statistical significance on the primary endpoint, although did indicate that lenzilumab demonstrated a positive trend in mortality. We continue to support NIH’s further analysis of the data and lenzilumab has interest from a global group of leading institutions and research networks to include lenzilumab in their large-scale, multinational studies of COVID-19. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in such studies having failed to do so in smaller studies. With the recent preliminary topline results from the ACTIV-5/BET-B trial, we are reconsidering our regulatory strategy. Under the realignment plan, we will deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19 and currently do not plan to file for Emergency Use Authorization (“EUA”) in the United States in 2022. We had previously planned to respond to the rolling review written questions received last year from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) following receipt of the results from the ACTIV-5/BET-B trial but do not plan to respond to these written questions in 2022. We no longer intend to submit a Conditional Marketing Authorization (“CMA”) for lenzilumab with an Accelerated Approval request to European Medicines Agency (“EMA”) in 2022. The Named Patient program in select European Countries will be terminated. With the exception of lenzilumab batches in process, we plan to stop the manufacturing of lenzilumab. We plan to consolidate the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

In July 2022, we paid $25.0 million of outstanding principal, together with approximately $1.7 million of accrued interest, fees and other amounts, due under the Term Loan with Hercules. In connection with the prepayment, the Term Loan with Hercules was terminated, and all obligations, liens and security interests under the Term Loan were released, discharged and satisfied. See Notes 5 and 11 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

As of the end of July 2022, the C-SMART study in cancer patients with COVID-19 will not be taking on any new patients in all arms of the trial and is being brought to a conclusion, due to changes in COVID-19 treatment in Australia. As no patients have been entered into the lenzilumab arm, due to low numbers of cancer patients being hospitalized with COVID-19 and associated logistics issues, we aim to utilize the investigational product as part of a larger Victorian Government-funded trial.

In May 2022, our partners in South Korea dosed the final healthy volunteer of the 20 required for their Phase 1 bridging study. This study is being conducted to explore the safety, tolerability, and pharmacokinetic (“PK”) properties of lenzilumab and compare it between Koreans and Caucasians. With the trial now fully enrolled, we anticipate the results will be available in the fourth quarter of 2022.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

Results of Operations

At June 30, 2022, we had an accumulated deficit of $662.5 million. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees. Our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. Our ability to continue as a going concern depends on our ability to attain a significant amount of additional financing, as more fully described below under “—Liquidity and Capital Resources” and in “Risk Factors” in Item 1A of Part II below.

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Revenue:
License revenue	$1,036	$1,036	$-		$2,072	$1,522	$550	36
Total revenue	1,036	1,036	-		2,072	1,522	550	36

Operating expenses:
Research and development	26,438	63,012	(36,574)	(58)	43,658	122,946	(79,288)	(64)
General and administrative	3,949	8,076	(4,127)	(51)	8,294	13,024	(4,730)	(36)
Total operating expenses	30,387	71,088	(40,701)	(57)	51,952	135,970	(84,018)	(62)

Loss from operations	(29,351)	(70,052)	(40,701)	(58)	(49,880)	(134,448)	(84,568)	(63)

Other expense:
Interest expense	(768)	(746)	22	3	(1,502)	(765)	737	96
Other expense, net	(30)	(5)	25	500	(45)	(1,157)	(1,112)	(96)
Net loss	$(30,149)	$(70,803)	$(40,654)	(57)	$(51,427)	$(136,370)	$(84,943)	(62)

Revenue

Revenue in the three and six months ended June 30, 2022 and 2021, represents license revenue under the license agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (together with KPM, the “Licensee”) described in more detail in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. License revenue was $1.0 million and $2.1 million for the three and six months ended June 30, 2022, respectively, as compared to $1.0 million and $1.5 million for the three and six months ended June 30, 2021, respectively.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
External Costs
Lenzilumab	$25,971	$61,913	$42,419	$121,139
Ifabotuzumab	25	25	183	50
Internal costs	442	1,074	1,056	1,757
Total research and development	$26,438	$63,012	$43,658	$122,946

Research and development expenses decreased by $36.6 million from $63.0 million for the three months ended June 30, 2021 to $26.4 million for the three months ended June 30, 2022 and decreased by $79.2 million from $122.9 million for the six months ended June 30, 2021 to $43.7 million for the six months ended June 30, 2022. The decrease in the three months ended June 30, 2022 as compared to June 30, 2021 is primarily due to a $34.6 million decrease in lenzilumab manufacturing costs, while the decrease in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to a $70.3 million decrease in lenzilumab manufacturing costs, a $5.4 million decrease in clinical trial expenses as the LIVE-AIR study has been completed and the first patient has not yet been dosed in the CAR-T trial and a $1.0 million decrease in consulting expenses.

We expect our research and development costs will continue to decrease in 2022 as compared to 2021. We have sought to mitigate our financial commitments by ceasing additional manufacturing of lenzilumab, certain operational activities, and reducing staff and consultants in connection with our realignment plan. Our earlier mitigation efforts included the amendment or in some cases cancelation of certain of our agreements with CMOs for future manufacturing work, some of which were contingent on an EUA, in an effort to reduce our future spending. We incurred cancellation fees for several of these modifications. We also have disputed several invoices for cancellation fees and for production batches for lenzilumab that had been submitted by CMOs that failed to produce lenzilumab within our stated release specifications, but our mitigation efforts may not be successful to recoup any such loss of lenzilumab bulk drug substance (“BDS”) or drug product (“DP”). See Notes 6, 10 and 11 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on these disputes.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, insurance, consulting, audit, investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses decreased by $4.2 million from $8.1 million for the three months ended June 30, 2021 to $3.9 million for the three months ended June 30, 2022 and decreased by $4.7 million from $13.0 million for the six months ended June 30, 2021 to $8.3 million for the six months ended June 30, 2022. The decrease for the three months ended June 30, 2022, is primarily due to decreases of $2.9 million in consulting expenses, $0.5 million in compensation-related expenses, $0.4 million in investor and public relations expenses and $0.2 million in professional fees, while the decrease for the six months ended June 30, 2022, is primarily due to decreases of $4.2 million in consulting expenses and $0.8 million in investor and public relations expenses partially offset by a $0.4 million increase in compensation related expenses, primarily non-cash stock-based compensation expense. We expect that our overall general and administrative costs may decrease in the near-term due to our realignment plan designed to significantly reduce our go-forward, cash-based general and administrative expenses.

Interest Expense

Interest expense for both periods is primarily related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). Interest expense was $0.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, while interest expense increased to $1.5 million for the six months ended June 30, 2022 as compared to $0.6 million for the six months ended June 30, 2021, as we drew the initial $25.0 million under the Term Loan on March 29, 2021. After giving effect to payment of fees and expenses associated with the draw, we received net proceeds of approximately $24.4 million.

In July 2022, we paid $26.7 million in full settlement of the Term Loan with Hercules. See Notes 5 and 11 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Other Expense

Other expense decreased by $1.1 million for the six months ended June 30, 2022, primarily due to litigation settlement costs incurred in the prior year period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and with the proceeds under the South Korea Agreement. At June 30, 2022, we had cash and cash equivalents of $47.0 million. In the first half of 2022, we sold an aggregate of 7,215,309 shares of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $21.8 million.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(44,819)	$(103,784)
Financing activities	21,849	156,583
Net increase (decrease) in cash and cash equivalents	$(22,970)	$52,799

Net cash used in operating activities was $44.8 million and $103.8 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in operating activities of $44.8 million for the six months ended June 30, 2022, primarily related to our net loss of $51.4 million, adjusted for non-cash items, such as $3.2 million in stock-based compensation, and a net change in operating assets and liabilities of $3.1 million, including a $12.0 million increase in accounts payable and a $5.5 million decrease in accrued expenses.

Cash used in operating activities of $103.8 million for the six months ended June 30, 2021, primarily related to our net loss of $136.4 million, adjusted for non-cash items, such as $2.4 million in stock-based compensation, and a net change in operating assets and liabilities of $30.0 million, including a $21.9 million increase in accounts payable and a $5.8 million increase in accrued expenses.

Net cash provided by financing activities was $21.8 million for the six months ended June 30, 2022 and consists of net proceeds from the issuance of common stock in connection with the Sales Agreement with Cantor.

Net cash provided by financing activities was $156.6 million for the six months ended June 30, 2021 and consists primarily of net proceeds of approximately $94.2 million related to the sale of 5,427,017 shares of our common stock in connection with an underwritten public offering, $36.1 million received from the issuance of common stock in connection with the Sales Agreement with Cantor, $24.4 million in net proceeds received from the Term Loan, and $1.9 million received from the exercise of stock options.

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. On April 14, 2022, we filed a prospectus in respect of the Sales Agreement which provides us with the ability to offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As mentioned above, for the first half of 2022, we issued and sold 7,215,309 shares of our common stock under the Sales Agreement, raising net proceeds of $21.8 million, and for the first half of 2021, we issued and sold 1,796,858 shares of our common stock under the Sales Agreement, raising net proceeds of $36.1 million. Subsequent to June 30, 2022 and through August 10, 2022, as disclosed in Note 11 below, the Company issued and sold 33,628,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $15.9 million, after deducting fees and expenses. As of August 10, 2022, we had the ability to offer and sell shares of common stock having an aggregate offering price of up to $68.4 million under the Sales Agreement. The ability to continue to utilize the Sales Agreement at terms acceptable to us and in sufficient quantities relies on future market conditions that are uncertain and cannot be relied upon. See “Risk Factors” in Item 1A of Part II below.

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

Term Loan with Hercules

On March 10, 2021, we entered into the Term Loan with Hercules which provided us with the ability to draw an initial amount of $25.0 million, which we drew on March 29, 2021. In July 2022, we paid $26.7 million in full settlement of the Term Loan with Hercules. See Notes 5 and 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Liquidity and Manufacturing Commitments

As of June 30, 2022, we had cash and cash equivalents of $47.0 million and paid $26.7 million in full settlement of the Term Loan with Hercules in July 2022, fully extinguishing and terminating the Term Loan in the process. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, which includes our combined accounts payable and accrued expenses as of June 30, 2022 of $71.1 million, and our non-manufacturing commitments of $0.3 million and manufacturing commitments of $36.5 million for the remaining six months of 2022, $7.6 million for 2023, and $6.6 million thereafter related to our manufacturing agreements, as further described below (see “–Contracts”), we require additional capital to fund our planned operations and capital requirements. Certain of these commitments and amounts accrued at June 30, 2022 are in dispute. We intend to seek to defer these and other payments, negotiate lower amounts or seek other courses of action, which may include legal recourse for the amounts in question. We will seek to raise additional capital through public or private equity offerings, including under the Sales Agreement with Cantor, grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements. Subsequent to June 30, 2022 and through August 10, 2022, as disclosed in Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company issued and sold 33,628,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $15.9 million, after deducting fees and expenses. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. While we believe our strategic realignment plan and our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring at this time. If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses our current capital will not be sufficient to fund our operations for the next twelve months.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

On September 21, 2021, we notified Eversana that due to the EUA status in the U.S., we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.0 million it has asserted we owe for services rendered from April 1, 2021 to September 30, 2021. We have disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Manufacturing Agreements

We entered into agreements with several CMOs to manufacture BDS and fill/finish DP for our lenzilumab clinical trial activities in COVID-19 as well as to manufacture BDS and DP for a potential launch of lenzilumab in anticipation of an EUA or CMA, should one have been obtained in that indication. We also entered into agreements for packaging of the drug. These agreements provided for upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. Certain of these CMOs were unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. As of July 22, 2022, there are approximately 11,500 lenzilumab treatments in production. Approximately 65,800 lenzilumab treatments are being stored and 9,000 treatments are being sent for destruction as a result of expiry of drug substance (an intermediate step to final drug product). Current shelf life of drug product is 36 months and bulk drug substance is 12 months. One of our CMOs, Catalent Pharma Solutions, LLC (“Catalent”), has notified us that we are in breach of contract and has issued a demand for payment for outstanding amounts owed. Catalent has demanded payment of the past due balance of $12.8 million by August 8, 2022 to cure this breach and has threatened to cancel the manufacturing agreement if payment is not made. See Notes 10 and 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. Unless we comply with Catalent’s demands, it is unlikely that we will be able to utilize treatments in production and treatments for which production has been completed. Another 33,000 treatments are in production at one of our CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by us, and which may require reprocessing prior to release. We have disputed the amounts owed to Thermo as a result of Thermo’s failure to produce usable material within stated release specifications. See Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. At this time, it is unlikely that these 33,000 treatments would be released by us. Inventory of treatments produced at our CMOs for which the process has not been validated or released will likely be destroyed in the future if no potential commercial use is found.

Please see our Form 10-K for the year ended December 31, 2021, Part I, Item 1A - Risk Factors—“Risks Related to Our Efforts to Develop Lenzilumab for COVID-19— Manufacturing efforts relating to our lenzilumab program in COVID-19 have been extremely costly and inefficient in producing treatments for use in our clinical development program or potential sale.”

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

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the six months ended June 30, 2022.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than the updated risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. You should review these risk factors, together, for a more complete understanding of the risks associated with an investment in our securities.

Preliminary topline results from the ACTIV-5/BET-B trial did not achieve statistical significance on the primary endpoint. As a result, we have recently announced a strategic realignment of our pipeline and resources. Our forward-looking business operations are dependent on our ability to successfully execute our strategic realignment plan, raise additional capital and manage our liabilities in a way that permits us to continue as a going concern.

As previously disclosed, preliminary topline results from the ACTIV-5/BET-B trial did not achieve statistical significance on the primary endpoint. As a result, we will deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19, as described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In July 2022, we announced a strategic realignment of our pipeline and resources. Key elements of our strategic realignment plan are further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations. Among other things, we plan to accelerate the development of lenzilumab in CMML, a rare blood cancer, for which the PREACH-M study is already underway, and to continue our plans for the RATinG study in aGvHD that occurs in patients undergoing bone marrow transplant, which is expected to enroll its first patient in the third quarter of 2022. We also intend to significantly reduce our go-forward, cash-based research and development and general and administrative expenses.

Our forward-looking business operations are dependent on our ability to raise additional capital and manage our liabilities (whether acknowledged or disputed) to certain contract manufacturing and other partners in such a way as to permit us to execute our strategic realignment plan. If we are unsuccessful in accomplishing these objectives, we may not be able to continue our operations as a going concern.

Our development programs in CMML and aGvHD are several years from potential commercialization. We do not anticipate any cash flow from revenues in the foreseeable future. Accordingly, we need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern.

As previously reported, during 2021 and through July 2022, we incurred significant costs associated with our development program for lenzilumab in COVID-19. Given that the preliminary topline results from the ACTIV-5/BET-B trial showed that lenzilumab did not achieve statistical significance in respect of the primary endpoint of the trial, and with the information currently available, we no longer expect to be positioned to receive an EUA or other regulatory approval for, or to commercialize or receive revenues from, lenzilumab for COVID-19 in the foreseeable future.

As of June 30, 2022, our liabilities exceeded our cash and cash equivalents by $52.5 million. Not included in total liabilities as of June 30, 2022 is $51.0 million in remaining commitments, and amounts owed to manufacturing and other partners, some of which are currently in dispute, as further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations. In July 2022, we repaid the amounts owed to Hercules under the Term Loan, which reduced both our total liabilities and cash and cash equivalents by $27.1 million.

We need to obtain additional financing to execute our strategic realignment plan and continue as a going concern. Subsequent to June 30, 2022 and through August 10, 2022, we raised approximately $15.9 million in net proceeds through sales under the Sales Agreement with Cantor, and we expect to continue to sell shares under this agreement. The ability to continue to utilize the Sales Agreement at terms acceptable to us and in sufficient quantities relies on future market conditions that are uncertain and cannot be relied upon. With our development pipeline in the early stages, we intend to attempt to finance future cash needs through the Sales Agreement or other public or private equity offerings, license agreements, grant financing, convertible debt, other debt financings, collaborations, or strategic alliances or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise capital on favorable terms in the near future has been adversely impacted by the results from the ACTIV-5/BET-B trial, which had a material and adverse impact on our stock price.

We also intend to attempt to defer payments, negotiate lower amounts or seek resolution or other courses of action for certain commitments and amounts owed to manufacturing and other partners at June 30, 2022, as further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations. In order to remain a going concern and execute our strategic realignment plan, we must successfully renegotiate these amounts owed and remaining commitments, and settle disputes, including current and potential future arbitration and litigation. There can be no assurance that we will be successful in reducing or deferring amounts owed or that we can remain a going concern long enough to realize the clinical milestones envisioned under the strategic realignment plan which may in turn allow us to raise additional capital.

Our current capital resources are not sufficient to fund our operations for the next twelve months, making it critical for us to raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the three and six months ended June 30, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, the presence of the explanatory paragraph about our ability to continue as a going concern in our financial statements could also make it more difficult to raise the capital necessary to address our current needs.

Our forward-looking business operations will depend on the success of lenzilumab as a therapy for CMML, aGvHD and other non-COVID-19 related indications, and our other product candidates. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates for these or any other indications.

We have a limited pipeline of product candidates and we do not plan to conduct active research at this time for discovery of new molecules or antibodies. Since our announcement in July 2022 that preliminary topline results from the ACTIV-5/BET-B trial did not achieve statistical significance on the primary endpoint, our primary focus has shifted to investing our time and financial resources on executing our strategic realignment plan, which contemplates investigator-initiated studies of lenzilumab as a therapy for CMML and other non-COVID-19 related indications, including aGvHD and CAR-T therapy, and our limited work around iFab. This recent realignment of our pipeline may make it more difficult for investors to be able to evaluate our business and prospects.

As further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations, primary elements of our strategic realignment plan include accelerating the development of lenzilumab in CMML, a rare blood cancer, for which the PREACH-M study is already underway, and to continue our plans for the RATinG study in aGvHD that occurs in patients undergoing bone marrow transplant. We also intend to assess and support further clinical assessment of lenzilumab for prevention of CAR-T therapy related toxicities through an investigator-initiated trial. We will need to successfully enroll and complete clinical trials of lenzilumab for CMML, aGvHD, CAR-T therapy and other non-COVID-19 related indications, and of ifabotuzumab, and potentially obtain regulatory approval to market these products. With respect to the ongoing PREACH-M study of lenzilumab for the treatment of high-risk CMML, there can be no assurance that additional patients will be enrolled in the PREACH-M study, that the interim results will be favorable or that regulatory authorities will agree that a modified trial design will be sufficient for registration and approval.

The future clinical, regulatory and commercial success of our realigned strategic plan for lenzilumab is subject to a number of risks, including the following:

●	The sponsors of the studies may not be able to enroll adequate numbers of eligible patients in the clinical trials proposed to be conducted;

●	we may not have sufficient financial and other resources to fund our obligations under these collaborations;

●	we will not control the conduct, timing or release of data from the studies sponsored by investigators;

●	we may not be able to provide acceptable evidence of safety and efficacy for our product candidates;

●	the results of our clinical trials or collaborations may not meet the level of statistical or clinical significance, or product safety, required to move to the next stage of development or, ultimately, obtain marketing approval from applicable regulatory authorities;

●	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and

●	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

***The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANIGEN, INC.

Date: August 12, 2022	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Timothy Morris
Timothy Morris
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

