Form 10-Q
period 2022-09-30
HUMANIGEN, INC
filed 2022-11-14
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of November 9, 2022, there were 119,080,135 shares of common stock of the issuer outstanding.

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

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,725	$70,016
Prepaid expenses and other current assets	1,153	955
Total current assets	25,878	70,971

Other assets	90	90
Total assets	$25,968	$71,061

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$53,340	$44,698
Accrued expenses	22,163	19,882
Deferred revenue	884	4,145
Total current liabilities	76,387	68,725
Non-current liabilities:
Deferred revenue	1,986	1,018
Long-term debt, net of current portion	-	25,006
Total liabilities	78,373	94,749

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
September 30, 2022 and December 31, 2021; 119,080,135 and 64,027,629 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	119	64
Additional paid-in capital	633,675	587,327
Accumulated deficit	(686,199)	(611,079)
Total stockholders’ deficit	(52,405)	(23,688)
Total liabilities and stockholders’ deficit	$25,968	$71,061

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License revenue	$221	$1,036	$2,293	$2,558
Total revenue	221	1,036	2,293	2,558

Operating expenses:
Research and development	18,929	60,811	62,587	183,757
General and administrative	4,013	6,204	12,307	19,228
Total operating expenses	22,942	67,015	74,894	202,985

Loss from operations	(22,721)	(65,979)	(72,601)	(200,427)

Other income (expense):
Interest expense	(1,298)	(751)	(2,800)	(1,516)
Other income (expense), net	326	(9)	281	(1,166)
Net loss	$(23,693)	$(66,739)	$(75,120)	$(203,109)

Basic and diluted net loss per common share	$(0.23)	$(1.12)	$(0.95)	$(3.56)

Weighted average common shares outstanding used to
calculate basic and diluted net loss per common share	101,422,027	59,486,626	79,179,209	56,997,039

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(75,120)	$(203,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,560	3,815
Non-cash interest expense related to debt financing	-	374
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(198)	(872)
Accounts payable	8,642	30,596
Accrued expenses	2,281	15,427
Deferred revenue	(2,293)	1,983
Net cash used in operating activities	(62,128)	(151,786)

Financing activities:
Net proceeds from issuance of common stock	41,843	134,140
Proceeds from exercise of stock options	-	1,965
Net proceeds from issuance of long-term debt	-	24,444
Repayment of Hercules loan	(25,006)	-
Net cash provided by financing activities	16,837	160,549

Net increase (decrease) in cash and cash equivalents	(45,291)	8,763
Cash and cash equivalents, beginning of period	70,016	67,737
Cash and cash equivalents, end of period	$24,725	$76,500

Supplemental cash flow disclosure:
Cash paid for interest	$1,319	$961

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2022
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022	64,027,629	$64	$587,327	$(611,079)	$(23,688)
Issuance of common stock, net of expenses	5,926,748	6	18,368	-	18,374
Stock-based compensation expense	-	-	1,543	-	1,543
Net loss	-	-	-	(21,278)	(21,278)
Balances at March 31, 2022	69,954,377	70	607,238	(632,357)	(25,049)
Issuance of common stock, net of expenses	1,288,561	1	3,474	-	3,475
Stock-based compensation expense	-	-	1,635	-	1,635
Net loss	-	-	-	(30,149)	(30,149)
Balances at June 30, 2022	71,242,938	71	612,347	(662,506)	(50,088)
Issuance of common stock, net of expenses	47,837,197	48	19,946	-	19,994
Stock-based compensation expense	-	-	1,382	-	1,382
Net loss	-	-	-	(23,693)	(23,693)
Balances at September 30, 2022	119,080,135	$119	$633,675	$(686,199)	$(52,405)

	Three and Nine Months Ended September 30, 2021
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	1,796,858	2	36,104	-	36,106
Issuance of common stock upon option exercise	233,323	-	429	-	429
Stock-based compensation expense	-	-	510	-	510
Net loss	-	-	-	(65,567)	(65,567)
Balances at March 31, 2021	53,656,689	54	456,966	(439,997)	17,023
Issuance of common stock, net of expenses	5,427,017	5	94,167	-	94,172
Issuance of common stock upon option exercise	319,153	-	1,432	-	1,432
Stock-based compensation expense	-	-	1,871	-	1,871
Net loss	-	-	-	(70,803)	(70,803)
Balances at June 30, 2021	59,402,859	59	554,436	(510,800)	43,695
Issuance of common stock, net of expenses	600,933	1	3,861	-	3,862
Issuance of common stock upon option exercise	13,541	-	104	-	104
Stock-based compensation expense	-	-	1,434	-	1,434
Net loss	-	-	-	(66,739)	(66,739)
Balances at September 30, 2021	60,017,333	$60	$559,835	$(577,539)	$(17,644)

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

In July 2022, preliminary topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. Based on the preliminary topline results, the trial did not achieve statistical significance on the primary endpoint, although the preliminary topline results did indicate that lenzilumab demonstrated a positive trend in mortality. The Company continues to support NIH’s further analysis of the data and a global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in REMAP-CAP and RECOVERY, despite having failed to do so in smaller studies.

In connection with the release of preliminary topline data from ACTIV-5/BET-B, the Company announced a strategic realignment of its pipeline and resources and its regulatory strategy. The Company plans to accelerate the development of lenzilumab in chronic myelomonocytic leukemia (“CMML”), a rare blood cancer, for which the PREACH-M study is already underway, and to continue its plans for the RATinG study in acute graft versus host disease (“aGvHD”) that occurs in patients undergoing bone marrow transplant. Recruitment for the RATinG study is temporarily halted due to an administrative issue and the Company is currently unable to estimate when the first patient will be enrolled in the study. These studies are majority funded by the Company’s partners. In addition, the Company is currently assessing requests for investigator-initiated trials (“IIT”s) of lenzilumab in combination with CAR-T therapies; the previously planned Company-sponsored study of lenzilumab with certain CAR-T therapies has been terminated pursuant to the strategic realignment plan. The Company also plans to continue the development of iFab, an EpAh-3 targeted monoclonal antibody currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors. Under the realignment plan, the Company will deemphasize the deployment of resources for the development of lenzilumab for COVID-19 and currently does not plan to pursue regulatory pathways, pending further data from ACTIV-5/BET-B or a future large-scale study; the Named Patient program in select European Countries has been terminated.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s 2021 Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2022, the Company had cash and cash equivalents of $24.7 million. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, which includes combined accounts payable and accrued expenses recorded in the Company’s condensed consolidated balance sheets as of September 30, 2022 of $75.5 million, certain of which are in dispute, and manufacturing commitments of $3.2 million during the remaining three months of 2022, $2.3 million for 2023, and $3.8 million thereafter (see Note 6 below), the Company requires additional capital to fund the Company’s planned operations. The Company intends to seek to defer payments, negotiate lower amounts or pursue other courses of action for certain commitments and amounts owed to manufacturing and other partners at September 30, 2022. In order to remain a going concern and execute its strategic realignment plan, the Company must successfully renegotiate these amounts owed, and settle disputes, including current and potential future arbitration and litigation. The Company recently engaged SC&H Capital, an affiliate of SC&H Group, (“SC&H”), to advise the Company on exploration of strategic options to maximize value around its development pipeline. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and there can be no assurance that this process will result in any transaction. The Company also may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements involving LENZ and iFab. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity, and may not be able to continue as a going concern. In addition, if the Company raises additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company. While management believes its realignment plans and its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of September 30,
	2022	2021
Options to purchase common stock	8,291,826	4,144,864
Warrants to purchase common stock	31,238	31,238
Convertible debt	-	510,986
	8,323,064	4,687,088

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

Since the provision of the license and the cooperation and assistance to be provided by the Company to the Licensee with regulatory authorities in the Territory and the Company’s obligation to serve on a joint steering committee (the “Services”) are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties, are being recognized as revenue ratably over the performance period, the expected period over which the Company expects the Services to be performed (the “Performance Period”). Through June 30, 2022, revenue was being amortized through March 31, 2023, the expected end of the performance period. During the quarter ended September 30, 2022, the performance period was reevaluated, and the estimated end date of the performance period was adjusted to December 31, 2025. The change in estimate resulted in a decrease of $0.8 million in quarterly license revenue, as compared to amounts that would have been recorded under the previous timeline. Therefore, the Company recognized license revenue totaling approximately $0.2 million and $2.3 million in the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.6 million in the three and nine months ended September 30, 2021, respectively. Prospective periods will reflect the impact of this change in estimate.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $2.9 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of September 30, 2022 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of September 30, 2022 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the nine months ended September 30, 2022 (in thousands):

Balance at January 1, 2022	$5,163
Deductions for performance obligations satisfied:
In current period	(2,293)
Balance at September 30, 2022	$2,870

5. Long-Term Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”) which provided a loan in the aggregate principal amount of up to $80 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Term Loan bore interest at a floating rate equal to the greater of either (i) 8.75% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 8.75%. The Company was initially obligated to make monthly payments of accrued interest under the Term Loan commencing on the initial borrowing date and continuing to April 1, 2023, followed by monthly installments of principal and interest until March 1, 2025. In July 2022, the Company prepaid $25.0 million of outstanding principal, together with approximately $1.7 million of accrued interest, fees and other amounts, due under the Term Loan. In connection with the prepayment, the Term Loan with Hercules was terminated, and all obligations, liens and security interests under the Term Loan were released, discharged and satisfied. By retiring the Term Loan, the Company is able to reduce future cash payments for interest and enhance its ability to generate additional liquidity from its intellectual property by removing the loan’s collateral requirements.

Interest expense related to the Term Loan was $1.3 million and $2.8 million for the three and nine months ended September 30, 2022, respectively, and the effective interest rate was approximately 8.8% and 9.3% for the three and nine months ended September 30, 2022, respectively. Interest expense in the three months ended September 30, 2022 included $1.2 million in unamortized loan fees recognized in connection with the loan payoff. Interest expense related to the Term Loan, for the three and nine months ended September 30, 2021 was $0.7 and $1.5 million, respectively, and the effective interest rate was 9.0% for both periods.

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

On September 21, 2021, the Company notified Eversana that due to the EUA status in the U.S., it was terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.5 million it has asserted the Company owes for services rendered from April 1, 2021 to September 30, 2021. The Company has disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 10 below for more information on this dispute.

Manufacturing Agreements

The Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to manufacture bulk drug substance (“BDS”) and to provide fill/finish services or drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA. The Company has also entered into agreements for packaging of the drug. These agreements include upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. Since September 9, 2021, the Company has amended, and in some cases canceled, certain of these agreements, some of which were contingent on EUA, in an effort to reduce its future spending on lenzilumab production. More recently, the Company has sought to mitigate its financial commitments by ceasing additional manufacturing of lenzilumab in connection with its realignment plan. As of September 30, 2022, the Company estimates that its commitments remaining to be incurred under these agreements are approximately $3.2 million for the remaining three months of 2022, $2.3 million for 2023, and $3.8 million thereafter. The Company intends to seek to defer these and other payments, negotiate lower amounts or pursue other courses of action for these amounts, but the Company’s efforts may not be successful.

The Company believes it has sufficient supply to conduct its contemplated clinical development efforts. The Company estimates the number of vials required per patient in its clinical trials is between 48 and 150. The Company has stopped all manufacturing of lenzilumab, with the exception of batches in process at one of its CMOs, Catalent Pharma Solutions, LLC (“Catalent”). As of October 31, 2022, there were an additional approximately 630,000 lenzilumab vials either in production or available for storage at Catalent. If the Company is unable to obtain regulatory approval for lenzilumab prior to the expiration of the shelf life at that time, the remaining inventory will not be available for commercial use. Catalent has notified the Company that it claims the Company is in breach of its manufacturing agreement with Catalent and has stopped all manufacturing activities being performed under the agreement. The parties are negotiating a resolution; however, approximately 630,000 lenzilumab vials at Catalent may not be released if the Company is unable to reach an agreement with Catalent.

Another 594,000 lenzilumab vials are in production at one of the Company’s other CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by the Company because the batches produced are out of specification. Nonetheless, Thermo has notified the Company that they have stopped production and have recently filed a lawsuit against the Company in Delaware Superior Court for $25.9 million. The Company denies Thermo’s claims and assertions and intends to vigorously defend against them. See Note 10 below for more information on this dispute.

7. Stockholders’ Equity

Controlled Equity Offering

On December 31, 2020, the Company entered into a Sales Agreement with Cantor, under which the Company could issue and sell, from time-to-time, shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as the sales agent. On April 14, 2022, the Company filed a prospectus in respect of the Sales Agreement which provides the Company with the ability to offer and sell shares of common stock having an aggregate offering price of up to an additional $75.0 million. During the three and nine months ended September 30, 2022, under the Sales Agreement, the Company issued and sold 47,837,197 shares of its common stock for net proceeds of $20.0 million, and 55,052,506 shares of its common stock for net proceeds of $41.8 million, respectively. During the three and nine months ended September 30, 2021, under the Sales Agreement, the Company issued and sold 600,933 shares of its common stock for net proceeds of $3.9 million, and 2,397,791 shares of its common stock for net proceeds of $40.0 million, respectively. No shares have been sold under the Sales Agreement subsequent to September 30, 2022.

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

8. Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2022 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	4,429,906	$7.89
Granted	4,708,969	$0.57
Exercised	-	$-
Cancelled (forfeited)	(820,024)	$4.37
Cancelled (expired)	(27,025)	$13.64
Outstanding at September 30, 2022	8,291,826	$4.06

The weighted average fair value of options granted during the nine months ended September 30, 2022 was $0.47 per share.

The Company valued the options granted using the Black-Scholes options pricing model and the following weighted-average assumption terms for the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
Exercise price	$0.38 - $2.99
Market value	$0.38 - $2.99
Expected term	6 years
Expected volatility	104% - 109%
Risk-free interest rate	1.59% - 2.89%
Expected dividend yield	0%

The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$1,366	$1,077	$4,001	$2,848
Research and development	16	357	559	967
Total stock-based compensation	$1,382	$1,434	$4,560	$3,815

At September 30, 2022, the Company had $7.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.7 years. As of September 30, 2022, there were 1,128,365 shares available for grant under the Company’s 2020 Equity Incentive Plan.

9. License and Collaboration Agreements

 Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the U.S. Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab was evaluated in the NIAID-sponsored ACTIV-5/BET-B trial in hospitalized patients with COVID-19. According to the preliminary topline results released in July 2022, the trial did not achieve statistical significance on the primary endpoint. The preliminary topline data showed a non-significant trend toward a reduction in mortality in the overall patient population [HR 0.72]. There were no new safety signals attributed to lenzilumab in the ACTIV-5/BET-B study.

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

10. Litigation

Eversana Arbitration

On May 19, 2022, Eversana filed a Demand for Arbitration claiming approximately $4.5 million in damages against the Company with the American Arbitration Association entitled Eversana Life Sciences, LLC v. Humanigen, Inc. [(AAA Case No. 01-22-0002-1591)]. The Demand contains two breach of contract claims related to the Eversana Agreement between the parties and a related agreement between the companies’ European subsidiaries, and a claim for unjust enrichment. Eversana asserts that the Company failed to pay it amounts due for work preparing for the potential commercializing of lenzilumab performed between April 1, 2021 and September 30, 2021. An arbitrator has been selected for the matter and the arbitration hearing has been scheduled for August 2023. To date, no discovery has been completed.

The Company denies Eversana’s claims and assertions and will continue to vigorously defend against them.

Avid Arbitration

On December 17, 2021, Avid Bioservices, Inc. (“Avid”) filed a Demand for Arbitration claiming more than $20.5 million in damages against the Company with the American Arbitration Association entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) Breach of Contract concerning the Process Development and Manufacturing Master Services Agreement; (2) Anticipatory Breach of Contract concerning the Capacity Expansion and Contribution/Commitment letter; and (3) Trade Libel and Commercial Disparagement. Avid claims that the Company canceled the contract after Avid was unable to successfully produce any full batches of lenzilumab BDS, but that the Company still owes the full amount due under the contract for all batches under the contract. Avid blamed its failed attempts on a subcontractor. To date, the Company has paid Avid $10.6 million, despite Avid not being able to produce any full BDS batches. Avid has since dismissed its second claim relating to Anticipatory Breach of Contract.

On January 6, 2022, the Company filed an Answer to Avid’s Demand, denying the allegations and asserting affirmative defenses. On July 1, 2022, the Company filed its own claims against Avid for: (1) Breach of Contract; (2) Declaratory Relief; and (3) Unfair Business Practices.

The Company denies Avid’s claims and assertions and will continue to vigorously defend against them.

Savant Litigation

The Company was previously involved in litigation against Savant Neglected Diseases, LLC (“Savant”). In March 2022, the Company and Savant reached a confidential settlement. Accordingly, the litigation involving Savant was dismissed on March 31, 2022.

Thermo Litigation

Thermo has notified the Company that they have stopped production and have issued a demand for payment for unreleased batches. Thermo has 594,000 vials of lenzilumab that are in production, for which material has not yet been released by the Company because the batches produced are out of specification. Thermo recently filed a lawsuit against the Company in Delaware Superior Court (Patheon Biologics, Inc. v. Humanigen, Inc., Case No. N22C-10-185 MMJ) for $25.9 million. The Company denies Thermo’s claims and assertions and will vigorously defend against them.

Securities Class Action Litigation

On August 26, 2022, a putative securities class action complaint captioned Pieroni v. Humanigen Inc., et al., Case No. 22-cv-05258, was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer, Dr. Cameron Durrant, and its former Chief Financial Officer, Timothy Morris. On October 17, 2022, a second putative securities class action complaint captioned Greenbaum v. Humanigen Inc., et al., Case No. 22-cv-06118, was filed in the United States District Court for the District of New Jersey against the Company, Dr. Durrant, Mr. Morris, and the Company’s Chief Scientific Officer, Dale Chappell. The complaints assert claims and seek damages for alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Motions are currently pending to consolidate the two actions and for appointment of a single lead plaintiff in the consolidated litigation. The deadline for defendants’ responsive pleading will be set after the actions are consolidated and the court appoints the lead plaintiff, which may involve the filing of an amended complaint by the lead plaintiff. The Company believes that the allegations in the putative complaints are without merit and will vigorously defend against them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to emergency use or other conditional marketing authorizations and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; and our exploration of strategic alternatives. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in “Part I, Item 1A–- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the additional or modified risk factors disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 and this Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

●	our ability to attain the significant amount of additional financing we need to continue as a going concern on favorable terms or at all;
●	our ability to successfully execute the strategic realignment of our pipeline and resources;
●	our ability to identify and execute upon a strategic transaction to maximize value for our stakeholders;
●	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;
●	our ability to obtain sponsorship from a third party for inclusion of lenzilumab, or LENZ®, in a large multi-center platform trial to study the effects of lenzilumab on patients with COVID-19;
●	our ability to resolve disputes with certain Contract Manufacturing Organizations (“CMOs”) regarding our obligations to make payments to them despite their failure to produce lenzilumab within contractual specifications, and our ability to defer payments, negotiate lower amounts or seek other courses of action for certain amounts accrued at September 30, 2022;
●	our ability to cure the breach of the Multiple Facility Clinical Supply and Services Agreement (the “MSA”) with Catalent Pharma Solutions, LLC (“Catalent”) to prevent termination of the MSA;
●	our ability to research, develop and commercialize our product candidates, including our ability to do so after our competitors have developed and commercialized competing products or alternative therapies;
●	the ability of partners to initiate and conduct the PREACH-M and RATinG studies of lenzilumab in chronic myelomonocytic leukemia (“CMML”) and in patients at risk of acute Graft versus Host Disease (“aGvHD”), respectively, as currently planned;
●	our ability to assess and support further clinical assessment of lenzilumab with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma through an investigator-initiated trial (“IIT”);
●	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;
●	our ability to maintain licenses with third parties;
●	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;
●	our ability to achieve collaborations, strategic alliances, or licensing arrangements for LENZ in chronic inflammatory conditions including rheumatoid arthritis, eosinophilic asthma, and ulcerative colitis;
●	the outcome of pending, threatened or future litigation or arbitration;
●	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;
●	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products;
●	our ability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market; and
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

We are focusing our efforts on the development of our lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human GM-CSF, a cytokine that we believe leads to the overproduction of monocytes which are responsible for CMML and is of critical importance in the hyperinflammatory cascade, sometimes referred to as CRS or cytokine storm, associated with aGvHD associated with bone marrow transplants. As previously announced in July 2022, we are currently executing a strategic realignment of our pipeline and resources. Our strategic realignment plans include accelerating the development of LENZ in CMML, for which the PREACH-M study is already underway, and continuing our plans for the RATinG study in aGvHD, as these studies are majority funded by our partners. In addition, we are currently assessing requests for IIT of lenzilumab in combination with CAR-T therapies. The previously planned Company-sponsored study of lenzilumab with certain CAR-T therapies has been terminated. We also plan to continue the development of iFab, an EpAh-3 targeted monoclonal antibody currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors.

PREACH-M Study

We are currently evaluating lenzilumab for the treatment of high-risk CMML in patients with NRAS, KRAS, and CBL genetic mutations in an ongoing Phase 2 study, known as “PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M.” The PREACH-M study is being conducted in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide. The study is currently enrolling at sites in Australia and New Zealand. As of November 8, 2022, seven lenzilumab-treated patients have been enrolled in the study and followed for multiple cycles, with what we believe to be encouraging results.

We will provide lenzilumab for this study and the majority of the study costs will be borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

RATinG Study

We are currently evaluating lenzilumab for the early treatment of aGvHD in patients undergoing bone marrow transplants in a Phase 2/3 potentially registrational trial, known as the “RATinG” study. The study is being conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom. Recruitment for the RATinG study is temporarily halted due to an administrative issue and we are currently unable to estimate when the first patient will be enrolled in the study.

We will provide lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership. The goal of the study is to determine the efficacy and safety of lenzilumab in reducing non-relapse mortality at six months.

Market Opportunity in CMML and Related Hematological Cancers

Clonal cytogenic abnormalities are commonly seen in CMML patients. RAS (Retrovirus-Associated DNA Sequence) mutations, which make leukemic cells hyperresponsive to GM-CSF, are seen in approximately 50% of CMML patients and are the anticipated target patient population for lenzilumab. The incidence of new CMML patients in the U.S., UK, and Australia is about 1,700 patients annually.1 RAS mutations, which may drive GM-CSF hyperresponsiveness, are also seen in additional myeloid hematological malignancies including juvenile myelomonocytic leukemia (“JMML”), myelodysplastic syndromes (“MDS”) and acute myeloid leukemia (“AML”), totaling approximately 4,000 new cases annually in the U.S. We believe success with CMML may provide proof of principle for targeting RAS pathway mutations in myeloid leukemias with lenzilumab and allow us to develop, and if successful, commercialize lenzilumab in these additional patient populations.

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

There have been no new therapeutic agents for patients with high-risk CMML in 30 years2 and independent publications have demonstrated the key role of GM-CSF and RAS pathway mutations in this and other cancers, including JMML, myelodysplastic syndromes, myeloproliferative neoplasms, and acute myeloid leukemia.3,4,5

A clinical protocol is also being developed for JMML with NRAS, KRAS, PTPN11 and/or NF1 genetic mutations.

Lenzilumab for COVID-19

As previously disclosed, in July 2022, preliminary topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. Based on preliminary topline results, the trial did not achieve statistical significance on the primary endpoint, although the preliminary topline results did indicate that lenzilumab demonstrated a positive trend in mortality. We continue to support NIH’s further analysis of the data and a global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in REMAP-CAP and RECOVERY having failed to do so in smaller studies.

With the recent preliminary topline results from the ACTIV-5/BET-B trial, we are executing the strategic realignment plan to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19 and currently do not plan to pursue regulatory pathways, pending further data from ACTIV-5/BET-B or a future large-scale study; the Named Patient program in select European Countries has been terminated.

With the exception of lenzilumab batches in process, we plan to stop the manufacturing of lenzilumab and consolidate the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

1 Incidence extrapolated by applying American Cancer Society incidence rate of four per one million people to the population of U.S., UK, and Australia. https://www.cancer.org/cancer/chronic-myelomonocytic-leukemia/about/key-statistics.html

2 Aim of first-ever CMML study – to improve survival. Leukaemia Foundation. (2021, October 11). Retrieved July 21, 2022, from https://www.leukaemia.org.au/stories/aim-of-first-ever-cmml-study-to-improve-survival/

3 Gupta, A. et al. (2021, February 28). Juvenile myelomonocytic leukemia-A comprehensive review and recent advances in management. American Journal of Blood Research, 11(1), 1–21. Retrieved July 21, 2022, from https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8010610/pdf/ajbr0011-0001.pdf

4 Padron, E., et al. (2013, June 20). GM-CSF–dependent PSTAT5 sensitivity is a feature with therapeutic potential in chronic myelomonocytic leukemia. Blood, 121(25), 5068–5077. https://doi.org/10.1182/blood-2012-10-460170

5 Emanuel, P. D., et al. (1991, March 1). Selective hypersensitivity to granulocyte-macrophage colony-stimulating factor by juvenile chronic myeloid leukemia hematopoietic progenitors. Blood, 77(5), 925–929. https://doi.org/10.1182/blood.v77.5.925.925

C-SMART Study

As of the end of July 2022, the C-SMART study in cancer patients with COVID-19 ceased taking on any new patients in all arms of the trial and is being concluded. The investigational product is in the process of being destroyed, due to COVID-19 being deprioritized by us and the Australian Government.

Phase 1 Study by South Korean Partners

In May 2022, our partners in South Korea dosed the final healthy volunteer of the 20 required for their Phase 1 bridging study. This study is being conducted to explore the safety, tolerability, and pharmacokinetic (“PK”) properties of lenzilumab and compare it between Koreans and Caucasians.

Review of Strategic Options and Alternatives

We have engaged SC&H Capital, an affiliate of SC&H Group, (“SC&H”) to advise us on exploration of strategic options. SC&H is an investment banking and advisory firm providing merger and acquisition (M&A), financial restructuring and related business advisory solutions. SC&H will act as our advisor as we explore strategic options to maximize value around lenzilumab and ifabotuzumab. We also intend to evaluate a full range of options to address, satisfy, defer or restructure our accounts payable and accrued liabilities to manufacturing and other parties.

Our review of strategic options and alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions, recapitalizations or restructurings, in one or more transactions, or continuing to operate with our current business plan and executing our strategic realignment plan discussed above. We may incur substantial expenses associated with identifying, evaluating and pursuing potential strategic alternatives. Our board of directors has not set a timetable for the conclusion of its review of strategic alternatives, and there can be no assurance that this process will result in any transaction to maximize value for our stakeholders. See Part II, Item 1A, “Risk Factors.”

Nasdaq Listing Deficiencies

As previously reported, we have received two notices from The Nasdaq Stock Market, LLC regarding our failures to satisfy the $1 minimum bid price and $35 million total market value of listed securities standards for continued listing. As disclosed, we have 180 days from the date of the applicable notice to cure each deficiency. In addition, our common stock may be subject to immediate delisting from the Nasdaq Capital Market if our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days. See Part II, Item 1A, “Risk Factors.”

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

Results of Operations

At September 30, 2022, we had an accumulated deficit of $686.2 million. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees. Our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. Our ability to continue as a going concern depends on our ability to attain a significant amount of additional financing, as more fully described under “—Liquidity and Capital Resources” and in “Risk Factors” in Item 1A of Part II below.

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Revenue:
License revenue	$221	$1,036	$(815)	(79)	$2,293	$2,558	$(265)	(10)
Total revenue	221	1,036	(815)		2,293	2,558	(265)

Operating expenses:
Research and development	18,929	60,811	(41,882)	(69)	62,587	183,757	(121,170)	(66)
General and administrative	4,013	6,204	(2,191)	(35)	12,307	19,228	(6,921)	(36)
Total operating expenses	22,942	67,015	(44,073)	(66)	74,894	202,985	(128,091)	(63)

Loss from operations	(22,721)	(65,979)	(43,258)	(66)	(72,601)	(200,427)	(127,826)	(64)

Other income (expense):
Interest expense	(1,298)	(751)	547	73	(2,800)	(1,516)	1,284	85
Other income (expense), net	326	(9)	(335)	(3,722)	281	(1,166)	(1,447)	(124)
Net loss	$(23,693)	$(66,739)	$(43,046)	(64)	$(75,120)	$(203,109)	$(127,989)	(63)

Revenue

Revenue in the three and nine months ended September 30, 2022 and 2021, represents license revenue under the license agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (together with KPM, the “Licensee”) described in more detail in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Through June 30, 2022, revenue was being amortized through March 31, 2023, the expected end of the performance period. During the quarter ended September 30, 2022, the performance period was reevaluated, and the estimated end date of the performance period was adjusted to December 31, 2025. The change in estimate resulted in a decrease of $0.8 million in quarterly license revenue, as compared to amounts that would have been recorded under the previous timeline. Therefore, we recognized license revenue totaling approximately $0.2 million and $2.3 million in the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.6 million in the three and nine months ended September 30, 2021, respectively. Prospective periods will reflect the impact of this change in estimate.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended Septmber 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
External Costs
Lenzilumab	$18,553	$59,950	$60,972	$181,089
Ifabotuzumab	138	25	321	75
Internal costs	238	836	1,294	2,593
Total research and development	$18,929	$60,811	$62,587	$183,757

Research and development expenses decreased by $41.9 million from $60.8 million for the three months ended September 30, 2021 to $18.9 million for the three months ended September 30, 2022 and decreased by $121.2 million from $183.8 million for the nine months ended September 30, 2021 to $62.6 million for the nine months ended September 30, 2022. The decrease in the three months ended September 30, 2022 as compared to September 30, 2021 is primarily due to a $38.4 million decrease in lenzilumab manufacturing costs and $1.5 million in clinical trial expenses, while the decrease in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to a $108.7 million decrease in lenzilumab manufacturing costs, a $6.8 million decrease in clinical trial expenses as the LIVE-AIR study has been completed and the CAR-T trial was terminated in Q3 2022, as part of our plan to reduce costs, and a $2.4 million decrease in consulting expenses.

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

General and administrative expenses decreased by $2.2 million from $6.2 million for the three months ended September 30, 2021 to $4.0 million for the three months ended September 30, 2022 and decreased by $6.9 million from $19.2 million for the nine months ended September 30, 2021 to $12.3 million for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2022, is primarily due to a decrease of $2.2 million in consulting expenses, while the decrease for the nine months ended September 30, 2022, is primarily due to decreases of $6.4 million in consulting expenses and $1.1 million in investor and public relations expenses partially offset by a $0.6 million increase in compensation related expenses, primarily non-cash stock-based compensation expense. We expect that our overall general and administrative costs may decrease in the near-term due to our realignment plan designed to significantly reduce our go-forward, cash-based general and administrative expenses.

Interest Expense

Interest expense for both periods is primarily related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). Interest expense related to the Term Loan was $1.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million for the nine months ended September 30, 2022 as compared to $1.5 million for the nine months ended September 30, 2021. Interest expense in the three months ended September 30, 2022 included $1.2 million in unamortized loan fees recognized in connection with the loan payoff. We drew the initial $25.0 million under the Term Loan on March 29, 2021. After giving effect to payment of fees and expenses associated with the draw, we received net proceeds of approximately $24.4 million.

In July 2022, we paid $26.7 million in full settlement of the Term Loan with Hercules. See Note 5 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Other Income (Expense), Net

Other income (expense), net decreased by $1.5 million for the nine months ended September 30, 2022, primarily due to litigation settlement costs incurred in the prior year period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and with the proceeds under the South Korea Agreement. At September 30, 2022, we had cash and cash equivalents of $24.7 million. In the nine-month period ended September 30, 2022, we sold an aggregate of 55,052,506 shares of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $41.8 million. No shares have been sold under the Sales Agreement subsequent to September 30, 2022.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(62,128)	$(151,786)
Financing activities	16,837	160,549
Net increase (decrease) in cash and cash equivalents	$(45,291)	$8,763

Net cash used in operating activities was $62.1 million and $151.8 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in operating activities of $62.1 million for the nine months ended September 30, 2022, primarily related to our net loss of $75.1 million, adjusted for non-cash items, such as $4.6 million in stock-based compensation, and a net change in operating assets and liabilities of $8.4 million, including a $8.6 million increase in accounts payable, a $2.3 million increase in accrued expenses and a $2.3 million decrease in deferred revenue.

Cash used in operating activities of $151.8 million for the nine months ended September 30, 2021, primarily related to our net loss of $203.1 million, adjusted for non-cash items, such as $3.8 million in stock-based compensation, and a net change in operating assets and liabilities of $47.1 million, including a $30.6 million increase in accounts payable and a $15.4 million increase in accrued expenses.

Net cash provided by financing activities was $16.8 million for the nine months ended September 30, 2022 and consists of net proceeds of $41.8 million from the issuance of common stock in connection with the Sales Agreement with Cantor, offset by the Hercules loan repayment of $25.0 million.

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

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. On April 14, 2022, we filed a prospectus in respect of the Sales Agreement which provides us with the ability to offer and sell shares of common stock having an aggregate offering price of up to an additional $75.0 million. As mentioned above, for the nine-month period ended September 30, 2022, we issued and sold 55,052,506 shares of our common stock under the Sales Agreement, raising net proceeds of $41.8 million, and for the nine-month period ended September 30, 2021, we issued and sold 2,397,791 shares of our common stock under the Sales Agreement, raising net proceeds of $40.0 million. The ability to continue to utilize the Sales Agreement at terms acceptable to us and in sufficient quantities relies on future market conditions that are uncertain and cannot be relied upon. See “Risk Factors” in Item 1A of Part II below.

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

Liquidity and Manufacturing Commitments

As of September 30, 2022, we had cash and cash equivalents of $24.7 million. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, which includes our combined accounts payable and accrued expenses as of September 30, 2022 of $75.5 million, certain of which are in dispute, and our manufacturing commitments of $3.2 million for the remaining three months of 2022, $2.3 million for 2023, and $3.8 million thereafter related to our manufacturing agreements, as further described below (see “–Contracts”), we require additional capital to fund our planned operations and capital requirements. We intend to seek to defer these and other payments, negotiate lower amounts or seek other courses of action, which may include legal recourse for the amounts in question. We may seek to raise additional capital through public or private equity offerings, including under the Sales Agreement with Cantor, grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. While we believe our strategic realignment plan and our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring at this time. If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses our current capital will not be sufficient to fund our operations for the next twelve months.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

On September 21, 2021, we notified Eversana that due to the EUA status in the U.S., we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.5 million it has asserted we owe for services rendered from April 1, 2021 to September 30, 2021. We have disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

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

We believe we have sufficient supply to conduct our contemplated clinical development efforts. We estimate the number of vials required per patient in our clinical trials is between 48 and 150. We have stopped all manufacturing of lenzilumab, with the exception of batches in process at one of our CMOs, Catalent Pharma Solutions, LLC (“Catalent”). As of October 31, 2022, there were an additional approximately 630,000 lenzilumab vials either in production or available for storage at Catalent. If we are unable to obtain regulatory approval for lenzilumab prior to the expiration of the shelf life at that time, the remaining inventory will not be available for commercial use. Catalent has notified us that it claims we are in breach of our manufacturing agreement with Catalent and has stopped all manufacturing activities being performed under the agreement. The parties are negotiating a resolution; however, approximately 630,000 lenzilumab vials at Catalent may not be released if we are unable to reach an agreement with Catalent.

Another 594,000 lenzilumab vials are in production at one of our other CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by us because the batches produced are out of specification. Nonetheless, Thermo has notified us that they have stopped production and have recently filed a lawsuit against us in Delaware Superior Court for $25.9 million. We deny Thermo’s claims and assertions and will vigorously defend against them.

See Notes 6 and 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on these disputes.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer, who is also acting as our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Please see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the nine months ended September 30, 2022.

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

In July 2022, we announced a strategic realignment of our pipeline and resources. Key elements of our strategic realignment plan are further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations. Among other things, we plan to accelerate the development of lenzilumab in CMML, a rare blood cancer, for which the PREACH-M study is already underway, and to continue our plans for the RATinG study in aGvHD that occurs in patients undergoing bone marrow transplant, for which recruitment is temporarily halted due to an administrative issue and we are currently unable to estimate when the first patient will be enrolled in the study. We also intend to significantly reduce our go-forward, cash-based research and development and general and administrative expenses.

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

As of September 30, 2022, our liabilities exceeded our cash and cash equivalents by $53.6 million. Not included in total liabilities as of September 30, 2022 is approximately $9.3 million in remaining commitments to be incurred under existing agreements.

With our development pipeline in the early stages, we need to obtain additional financing to execute our strategic realignment plan and continue as a going concern. We intend to attempt to finance future cash needs through the Sales Agreement, if trading volumes and market prices support such sales, or other public or private equity offerings, license agreements, grant financing, convertible debt, other debt financings, collaborations, or strategic alliances or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise capital on favorable terms in the near future has been adversely impacted by the results from the ACTIV-5/BET-B trial, which had a material and adverse impact on our stock price. The ability to continue to utilize the Sales Agreement at terms acceptable to us and in sufficient quantities relies on future market conditions that are uncertain and cannot be relied upon.

We also intend to attempt to defer payments, negotiate lower amounts or seek resolution or other courses of action for certain commitments and amounts owed to manufacturing and other partners at September 30, 2022, as further described in Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations. In order to remain a going concern and execute our strategic realignment plan, we must successfully renegotiate these amounts owed and remaining commitments, and settle disputes, including current and potential future arbitration and litigation. There can be no assurance that we will be successful in reducing or deferring amounts owed or that we can remain a going concern long enough to realize the clinical milestones envisioned under the strategic realignment plan, which may in turn allow us to raise additional capital.

Our current capital resources are not sufficient to fund our operations for the next twelve months, making it critical for us to raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the three and nine months ended September 30, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In addition, the presence of the explanatory paragraph about our ability to continue as a going concern in our financial statements could also make it more difficult to raise the capital necessary to address our current needs.

 If we fail to regain and maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On August 24, 2022, Nasdaq notified us that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. If we do not regain compliance by February 20, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and provide written notice of our intention to cure the deficiency during the second compliance period. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not comply with the Bid Price Rule within the allotted compliance periods, including any extensions granted by the Nasdaq, then Nasdaq will provide notice to us that our common stock will be delisted. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

On October 3, 2022, Nasdaq notified us that, for 30 consecutive business days, our minimum market value of listed securities (“MVLS”) had closed below the minimum requirement of $35 million for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the Nasdaq Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until April 3, 2023, to regain compliance with the MVLS Rule. In order to regain compliance, our MVLS must close at or above $35 million for a minimum of 10 consecutive business days. If we do not comply with the MVLS Rule by April 3, 2023, then Nasdaq will give notice to us that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum MVLS requirement during the 180-day compliance period.

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule or the MVLS Rule. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

If our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days our common stock may be subject to immediate delisting from the Nasdaq Capital Market.

While there is a grace period of 180 days to regain compliance with the Bid Price Rule and MVLS Rule, our common stock may be subject to immediate delisting from the Nasdaq Capital Market if our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days. As of November 10, 2022, the closing bid price for our common stock was $0.14.

We may be required to complete a reverse stock split to regain compliance with Nasdaq listing rules and we cannot predict the effect that any reverse stock split will have on the market price for shares of our common stock.

We may complete a reverse stock split in order to regain compliance with the Bid Price Rule. We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price may not remain at that level.

If the market price of shares of our common stock declines following a reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

We are currently exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield value for our stockholders. If we are unsuccessful in identifying and completing any strategic alternative, we may have to pursue a reorganization under the federal bankruptcy code if we are not able to raise additional capital and/or manage our liabilities in a way that permits us to continue as a going concern.

We have engaged SC&H Capital, an affiliate of SC&H Group, to advise us as we explore strategic alternatives to maximize value around lenzilumab and ifabotuzumab and to address, satisfy, defer or restructure our accounts payable and accrued liabilities to manufacturing and other parties. The process of exploring strategic alternatives may be time consuming, and our board of directors has not set a timetable for the conclusion of its review of strategic alternatives.

Our review of strategic options and alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions, recapitalizations or restructurings, in one or more transactions, or continuing to operate with our current business plan and executing our strategic realignment plan discussed above. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.

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

If we are unsuccessful in identifying and completing any strategic alternative, or in addressing, satisfying, deferring or restructuring our accounts payable and accrued liabilities to manufacturing and other parties, we may have to pursue a reorganization under the federal bankruptcy code.

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

HUMANIGEN, INC.

Date: November 14, 2022	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Cameron Durrant
Cameron Durrant
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

