Form 10-K
period 2022-12-31
HUMANIGEN, INC
filed 2023-03-30
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2022, was approximately $84,020,909 based on the closing price of $1.77 of the Common Stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 16, 2023, there were 119,080,135 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information pertaining to Part III of this Form 10-K is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders or, if not filed within 120 days of December 31, 2022, as an amended report on Form 10-K/A filed in the same time period.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “alignment” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding: the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to marketing authorization and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; and our exploration of strategic alternatives. Some additional factors that could cause actual results to differ include:

●	our ability to attain the significant amount of additional financing we need to continue as a going concern on favorable terms or at all, and the availability of future financing;

●	our ability to complete the proposed business combination and related financing transactions described under “Item 1. Business – Overview”, or to identify and execute upon another strategic transaction or alternative to maximize value for our stakeholders;

●	our ability to successfully appeal a determination from the Nasdaq Capital Market to delist our common stock and to gain additional time to regain compliance with the requirements for continued listing on the Nasdaq Capital Market, each of which is in the sole discretion of a Nasdaq Hearings Panel and will be considered at a hearing currently scheduled for April 6, 2023, as previously disclosed;

●	our ability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market during any extension period that may be granted by the Nasdaq Hearings Panel in its discretion, or otherwise;

●	the outcome of pending, threatened or future litigation or arbitration;

●	our ability to resolve pending or threatened litigation regarding payment disputes with certain Contract Manufacturing Organizations (“CMOs”) and other parties, and our ability to defer payments, negotiate lower amounts or successfully pursue other courses of action for certain amounts accrued at December 31, 2022;

●	our ability to successfully execute the strategic realignment of our pipeline and resources;

●	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;

●	our ability to research, develop and commercialize our product candidates, including our ability to do so after our competitors have developed and commercialized competing products or alternative therapies;

●	the ability of partners to initiate and conduct the PREACH-M and RATinG studies (as described below) of lenzilumab in chronic myelomonocytic leukemia (“CMML”) and in patients with acute Graft versus Host Disease (“aGvHD”), respectively, as currently planned;

●	our ability to assess and support further clinical assessment of lenzilumab as a companion therapy with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma through an investigator-initiated trial (“IIT”);

●	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;

●	our ability to maintain licenses with third parties;

●	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;

●	our ability to achieve collaborations, strategic alliances, or licensing arrangements for lenzilumab;

●	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;

●	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

●	We need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern.
●	We have entered into a non-binding letter of intent and are involved in exclusive negotiations relating to a proposed business combination transaction as described in “Item 1. Business–Overview,” but we cannot assure you that the proposed business combination and related financing transactions contemplated thereby will be consummated or, if such transactions are consummated, that they will yield value for our stockholders. If we are unable to complete the proposed business combination and related financing transactions described under “Item 1. Business–Overview,” or to identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code.
●	Public announcements or updates regarding any strategic transactions, financings or other strategic options and alternatives could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume.
●	The suspension and delisting of our common stock on the Nasdaq Capital Market has been stayed during the pendency of our appeal before a Nasdaq Hearings Panel scheduled for April 6, 2023 and subsequent determination from the Nasdaq Hearings Panel as to the delisting of our common stock. There can be no assurance that the Nasdaq Hearings Panel will decide in our favor and provide additional time for us to regain compliance with the requirements for continued listing on the Nasdaq Capital Market. If our appeal is denied, our common stock will be subject to immediate delisting from the Nasdaq Capital Market.
●	Even if our appeal before the Nasdaq Hearings Panel is successful, if we fail to regain and maintain compliance with the requirements for continued listing on the Nasdaq Capital Market during any extension period that may be granted by the Nasdaq Hearings Panel in its discretion, our common stock will be subject to suspension from trading and delisting, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.
●	We may be required to complete a reverse stock split to regain compliance with Nasdaq listing rules and we cannot predict the effect that any reverse stock split will have on the market price for shares of our common stock.
●	If our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days our common stock may be subject to immediate delisting from the Nasdaq Capital Market.
●	Currently pending, threatened or future litigation, arbitration, governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements, and adversely affect our ability to continue as a going concern.
●	Results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, did not achieve statistical significance on the primary endpoint. As a result, in July 2022, we announced a strategic realignment of our pipeline and resources. Our forward-looking business operations are dependent on our ability to successfully execute our strategic realignment plan, raise additional capital and manage our liabilities in a way that permits us to continue as a going concern. If we are unsuccessful in accomplishing these objectives, we may elect or be required to seek bankruptcy protection.
●	Our forward-looking business operations will depend on the success of lenzilumab as a therapy for CMML, aGvHD and other non-COVID-19 related indications, and our other product candidates, all of which are in the early stages of development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates for these or any other indications.
●	Our lead development programs for lenzilumab in CMML and aGvHD are several years from potential commercialization. We do not anticipate any cash flow from product revenues in the foreseeable future.
●	In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings. In the event we are unable to pursue bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our businesses. Given our lack of liquidity, it is reasonably likely that any such bankruptcy filing would result in a complete loss of value for holders of our common stock.

●	Raising additional funds by issuing securities may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	A significant portion of our total outstanding shares of common stock are, or may be, eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
●	We may experience delays in commencing or conducting our planned or contemplated clinical trials, which may render us unable to complete the development and commercialization of our product candidates.
●	Interim, top-line or preliminary data from our clinical trials that are announced may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Disclosure of such data could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume.
●	We have a history of operating losses and we may never become profitable.
●	The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab in the context of a companion treatment alongside CAR-T therapies or next-generation gene-edited CAR-T therapies may be limited or not develop.
●	Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, priority review and conditional or provisional pathways, but we may not ultimately qualify for or benefit from these incentives.
●	There is a limited amount of information about us upon which investors can evaluate our product candidates and business.
●	If our current and any future collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.
●	We are subject to a multitude of manufacturing risks and rely completely on third parties to manufacture drug product and supply drug substance. We may not be able to obtain materials or supplies necessary to conduct clinical trials.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, and may prevent the receipt of the required approvals to commercialize our product candidates.

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

Pursuant to our previously reported strategic realignment plan, we are developing our lead product candidate, lenzilumab (“LENZ®”). Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human GM-CSF, a cytokine that we believe leads to the overproduction of monocytes which are thought to be responsible for chronic myelomonocytic leukemia (“CMML”), a rare blood cancer and may be of critical importance in acute graft versus host disease (“aGvHD”) associated with bone marrow transplants. Our strategic realignment plans include accelerating the development of LENZ in CMML, for which the PREACH-M study is underway, and continuing our plans for the RATinG study in aGvHD, as these studies are majority funded by our partners. A leading network of centers, The Mayo Clinics, is currently progressing with an IIT of lenzilumab in combination with CAR-T therapies. We are also developing iFab, an EpAh-3 targeted monoclonal antibody, currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors.

Recent Developments

Our current capital resources are not sufficient to fund our operations for the remainder of 2023. Accordingly, as previously disclosed, we have been pursuing strategic alternatives and seeking to raise additional capital and settle or otherwise resolve payment disputes and other ongoing arbitration and litigation.

We have executed a non-binding letter of intent and are engaged in exclusive negotiations relating to a proposed business combination with a privately held biopharmaceutical company (the “Partner Company”). The proposed terms for the business combination contemplate a tax-free stock-for-stock merger, as a result of which we would issue shares of our capital stock to stockholders of the Partner Company which are expected to represent roughly two times the number of our currently outstanding shares of common stock.

We cannot assure you that we and the Partner Company will enter into a definitive agreement for the proposed transaction, and the final form and terms of any such transaction may be materially different from the terms described above. Our ability to enter into a definitive agreement is subject to conditions, including that we have received binding commitments for investment of additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange, as well as customary matters such as approval of the terms of the definitive agreement by the Partner Company’s board of directors and stockholders. Certain of these conditions will be out of our control. Accordingly, we cannot provide any assurance that we will effect the proposed business combination and related financing transactions. If we are unable to complete the proposed transactions or identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code.

See “Risk Factors” beginning on page 22 of this Form 10-K for further discussion of the risks surrounding the proposed transaction and our company.

Our Pipeline

Our product candidates are in the clinical stage of development and require substantial time, resources, research and development, and regulatory approval prior to commercialization. Our pipeline is depicted below:

Lenzilumab

We are developing lenzilumab for potential commercial use in several indications:

●	as a therapeutic for chronic myelomonocytic leukemia (“CMML”).
●	for the prevention and/or treatment of acute graft versus host disease (“aGvHD”) associated with bone marrow transfers; and
●	as a prophylactic companion for certain chimeric antigen receptor therapy (“CAR-T”) programs.

2022 Developments

In July 2022, topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. The topline results showed the trial did not achieve statistical significance on the primary endpoint, although the topline results did indicate that lenzilumab demonstrated a positive trend in mortality. A global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19, pending an uptick in ICU admissions. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in REMAP-CAP and RECOVERY, despite having failed to do so in smaller studies.

We are executing the strategic realignment plan to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19 and currently do not plan to pursue regulatory pathways unless further data from ACTIV-5/BET-B or a future large-scale study merit such an approach. The Named Patient program in select European Countries has been terminated. With the exception of the one lenzilumab batch in process, we have discontinued the manufacturing of lenzilumab and are consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

Through partners in Australia, we initiated a study of lenzilumab in cancer patients with COVID-19. The trial, known as C-SMART was a multi-center, four arm trial, which aimed to evaluate several different immune modulating drugs for prevention and treatment of COVID-19 in the cancer population. The investigational product is in the process of being destroyed, due to COVID-19 being deprioritized by us and the Australian Government.

In May 2022, our partners in South Korea dosed the final healthy volunteer of the 20 required for their Phase 1 bridging study. This study was conducted to explore the safety, tolerability, and pharmacokinetic (“PK”) properties of lenzilumab and compare it between Koreans and Caucasians. The clinical study report has been completed and the degree of exposure was observed to be higher in Koreans than in Caucasians. Lenzilumab was safe and well tolerated in both Koreans and Caucasians.

Lenzilumab in CMML and Related Hematological Cancers

Scientific Rationale

We believe that lenzilumab holds promise in CMML, a rare form of hematologic cancer with a three-year overall survival rate of 20% and median overall survival of 20 months. Standard therapies yield a complete response rate (“CR”) plus partial response rate (“PR”) in the 10-17% range. CMML is a clonal stem cell disorder of which monocytosis is a key feature. Clonal cytogenic abnormalities are commonly seen in CMML patients. RAS mutations, which make leukemic cells hyperresponsive to GM-CSF, are seen in approximately 50% of CMML patients and are the anticipated target patient population for lenzilumab. CMML has features of myelodysplastic syndrome (“MDS”), including abnormal, dysplastic bone marrow cells; cytopenia; transfusion dependence; and of myeloproliferative neoplasms, including overproduction of white blood cells, organomegaly (e.g., splenomegaly and hepatomegaly) and extramedullary disease. Independent publications have demonstrated the key role of GM-CSF and RAS pathway mutations in this and other cancers, including JMML, MDS, myeloproliferative neoplasms, and AML.1,2,3

Our Development Program

In a Phase 1 study conducted by Mayo Clinic, three of six patients with NRAS/KRAS/CBL mutations demonstrated a clinical response to lenzilumab by the MDS/MPN International Working Group criteria. This study identified the Maximum Tolerated Dose (“MTD”) or recommended Phase 2 dose of lenzilumab, and assessed lenzilumab’s safety, pharmacokinetics, and clinical activity. Final results of this study were presented at the 2019 ASH Annual Meeting and published in blood.

Building on this successful Phase 1 study in CMML, we are running a Phase 2 study in combination with azacitidine in newly diagnosed high-risk CMML patients who express NRAS/KRAS/CBL mutations which are known to be hypersensitive to GM-CSF and therefore may lend themselves to responsiveness to lenzilumab treatment. The Phase 2 study, known as “PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M”, is being conducted in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide. The study is currently enrolling at sites in Australia with additional enrollment anticipated at sites in New Zealand. As of March 16, 2023,  13 lenzilumab-treated patients have been enrolled in the study of a total of 15 patients and followed for multiple cycles, with what are believed to be encouraging results. An abstract for the PREACH-M trial has been accepted to the American Association for Cancer Research with a poster presentation scheduled for April 17, 2023.4 We are providing lenzilumab for this study and the majority of the study costs are being borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

As a treatment for a rare disease, lenzilumab may qualify for certain regulatory and commercial benefits that may accelerate development and approval. We are assessing regulatory pathways that may enable early results to support a regulatory submission and potential approval by the Therapeutic Goods Administration in Australia, which could be expanded through Project Orbis, an international regulatory agency collaboration, to the United States and the United Kingdom. In addition, we are evaluating approaches to FDA directly.

_____________________________

1 Gupta, A. et al. (2021, February 28). Juvenile myelomonocytic leukemia-A comprehensive review and recent advances in management. American Journal of Blood Research, 11(1), 1–21. Retrieved July 21, 2022, from https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8010610/pdf/ajbr0011-0001.pdf

2 Padron, E., et al. (2013, June 20). GM-CSF–dependent PSTAT5 sensitivity is a feature with therapeutic potential in chronic myelomonocytic leukemia. Blood, 121(25), 5068–5077. https://doi.org/10.1182/blood-2012-10-460170

3 Emanuel, P. D., et al. (1991, March 1). Selective hypersensitivity to granulocyte-macrophage colony-stimulating factor by juvenile chronic myeloid leukemia hematopoietic progenitors. Blood, 77(5), 925–929. https://doi.org/10.1182/blood.v77.5.925.925

4 Hiwase, D. et al. (2023, April 17). A phase 2/3, multicenter trial of lenzilumab and azacitidine in chronic myelomonocytic leukemia: The PREACH-M trial. https://www.abstractsonline.com/pp8/#!/10828/presentation/10428

A clinical protocol has been developed for a study in juvenile myelomonocytic leukemia (“JMML”) an ultra-orphan and devastating condition affecting young children.

Our Commercial Opportunity

The incidence of new CMML patients in the US, UK, and Australia is about 1,700 patients annually.5 RAS mutations, which drive GM-CSF hyperresponsiveness, are also seen in additional myeloid hematological malignancies including JMML, myelodysplastic syndromes (“MDS”) and acute myeloid leukemia (“AML”), totaling approximately 4,000 new cases annually in the US. We believe success with CMML may provide proof of principle for targeting RAS pathway mutations in myeloid leukemias with lenzilumab and allow us to develop, and if successful, commercialize lenzilumab ourselves or through a partner, in these additional patient populations. About 15 to 20% of CMML cases progress to AML. According to the American Cancer Society, approximately 1,100 individuals in the US are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants.

For FDA approval, a confirmatory study in the US may be required and we plan to seek regulatory guidance from the agency with interim results from PREACH-M.

Pricing and reimbursement for rare diseases are traditionally higher than treatments for more common diseases. There have been no new therapeutic agents for patients with high-risk CMML in 30 years.6

_____________________________

5 Incidence extrapolated by applying American Cancer Society incidence rate of four per one million people to the population of US, UK, and Australia. https://www.cancer.org/cancer/chronic-myelomonocytic-leukemia/about/key-statistics.html

6 Aim of first-ever CMML study – to improve survival. Leukaemia Foundation. (2021, October 11). Retrieved July 21, 2022, from https://www.leukaemia.org.au/stories/aim-of-first-ever-cmml-study-to-improve-survival/

Lenzilumab in Acute GvHD

Scientific Rationale

Allogeneic hematopoietic stem cell therapy (“HSCT”), a potentially curative therapy for patients with hematological cancers, involves transferring stem cells from a healthy donor to the patient. HSCT has demonstrated effectiveness in treating these cancers. Allogeneic HSCT typically involves multiple steps:

●	Collecting blood from a healthy donor;
●	Processing the donor’s blood to remove the stem cells before returning the rest of the donor’s blood back to the donor;
●	Pre-conditioning the patient with high-dose chemotherapy and/or radiation; and
●	Infusing the donor’s stem cells into the patient to allow for the production of new blood cells.

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

Despite new therapies, there remains a significant unmet medical need for an agent that can uncouple the beneficial GvL effect from harmful aGvHD. In December 2022, the FDA approved Orencia (abatacept) from Bristol Myers Squibb for the prevention of aGvHD and in 2019 Jakafi (ruxolitinib) from Incyte Corporation was approved for steroid-refractory aGvHD. Other treatments include pre-conditioning regimens for HSCT treatments that can vary significantly by treatment centers, including by unapproved, or “off-label,” use of agents that have been approved by FDA for other uses only.

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

We are currently evaluating lenzilumab for the early treatment of aGvHD in patients undergoing bone marrow transplants in a Phase 2/3 potentially registrational trial, known as the “RATinG” study. The study is being conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom. We anticipate the first patient dosing in this study to occur in the second quarter of 2023  . We are providing lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support for certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership. The goal of the study is to determine the efficacy and safety of lenzilumab in reducing non-relapse mortality at six months.

Our Commercial Opportunity

The overall number of allogeneic HSCT treatments continues to increase annually in the US and abroad. According to the Center for International Blood & Bone Marrow Transplant Research (“CIBMTR”), in 2019, approximately 10,000 allogeneic HSCT treatments were expected to be performed in the US, with similar trends expected in Europe (Phelan, et al Current use and outcome of hematopoietic stem cell transplantation: CIBMTR US summary slides 2020). The cost of managing these patients in the first year is estimated at approximately $400,000.

Lenzilumab in CAR-T

Scientific Rationale

FDA-approved CAR-T therapies have demonstrated the effectiveness of using targeted immuno-cellular engineering to cause a patient’s own T-cells to fight certain cancers that have not responded to standard therapies. T-cells are often called the “workhorses” of the immune system because of their role in coordinating the immune response and killing cells infected by pathogens and cancer cells. As depicted below, each of the FDA-approved CAR-T therapies are currently a one-time treatment that involves multiple steps:

●	Harvesting white blood cells from the patient’s blood, also known as apheresis;
●	Engineering T-cells within this population to express cancer-specific receptors;
●	Increasing and purifying the number of genetically re-engineered T-cells; and
●	Infusing the functional cancer-specific T-cells back into the patient to allow for expansion and targeting the cancer cells.

As of the date of this filing, six CAR-T therapies have been approved by FDA: Gilead/Kite’s Yescarta, and Tecartus, Novartis’s Kymriah, Johnson & Johnson’s Carvykti, Bristol Myers Squibb’s Breyanzi and Abecma, which seek to treat forms of B-cell and plasma cell cancers such as various types of NHL, including DLBCL, Follicular Lymphoma (“FL”) Mantle Cell Lymphoma (“MCL”), adult acute lymphoblastic leukemia (“ALL”), and multiple myeloma. Although patients suffering from these aggressive cancers frequently undergo multiple treatments, including chemotherapy, radiation and targeted therapy including stem cell transplants, the five-year survival rate has been severely limited and patients who do not respond to, or have relapsed following at least two courses of standard treatment, have no other treatment options and a very poor outcome. According to multiple sources, specifically US governmental sources, including the Surveillance, Epidemiology, and End Results (“SEER”) program of the National Cancer Institute, which is one source of epidemiologic information on the incidence and survival rates of cancer in the US, we estimate the US incidence of DLBCL to be approximately 24,000 patients annually, FL to be approximately 16,000 patients annually, ALL to be approximately 7,000 patients annually and MCL to be approximately 4,000 patients annually.

The FDA-approved CAR-T therapies have significant limitations. Despite the exciting prospects for treating patients with limited options, significant and potentially life-threatening side-effects are associated with CAR-T therapy, including Immune Effector Cell Associated Neurotoxicity (“ICANS”) and CRS. While there may be individual differences between CAR-T therapy products, the overall toxicity profile is generally consistent with that reported for Yescarta and Tecartus, and it is known that various development-stage BCMA and other CAR-T therapies are hampered by the emergence of ICANS, CRS and other serious and potentially fatal side-effects. In addition, durable efficacy is an area that could be improved upon.

Both ICANS and CRS are caused by a large-scale release of pro-inflammatory cytokines and chemokines induced by the CAR-T therapy and remain significant unmet needs. Because ICANS and CRS can be life-threatening and have proven fatal in many instances, and because each product bears a “Boxed Warning” from FDA (the strictest FDA warning label intended to alert patients and providers about serious and life-threatening risks associated with a particular drug), patients seeking to benefit from CAR-T therapy, generally may only do so if the treatment center is in compliance with the Risk Evaluation and Mitigation Strategy (“REMS”) program required by FDA.

REMS is a drug safety program that FDA requires certain medications with serious safety concerns to adhere to strict on-going monitoring and reporting and is intended to assist and train certified treatment centers on the management of these serious side-effects. We believe the REMS requirement may have adversely impacted both market uptake and usage to date.

According to the original package inserts for Yescarta and Tecartus, 81% (NHL), 81% (MCL), 87% (ALL) of patients treated in the clinical trial setting experienced ICANS (with up to 35% of cases being severe, or grade >3). The package insert for Yescarta was later updated to include the use of prophylactic corticosteroids across all approved indications. The update was based on the safety update from Cohort 6 of the ZUMA-1 study which showed that in 39 patients, prophylactic or early use of corticosteroids resulted in neurological events (Grade ≥3) in 13% of patients and 0% of the patients had CRS (Grade ≥3). These original rates may be more prevalent in practice. Moreover, based on feedback from leading treatment centers in the US, approximately 30% to 40% of patients receiving CAR-T therapy require admission to the ICU and in some cases require an extended stay, with multiple interventions, including ventilator support and other supportive measures, to be urgently administered to manage these side-effects. Some patients can suffer seizures, coma, brain swelling, heart arrhythmias, organ failure and serious and life-threatening clotting disorders, not only causing more complex and potentially fatal medical consequences, but significantly adding to the cost of patient care. These can be particularly challenging and concerning issues, especially in younger patients.

Our Development Program

We believe lenzilumab has the potential to improve the efficacy and safety of CAR-T therapy and that the use of lenzilumab may minimize or eradicate the incidence, frequency, duration and/or severity of ICANS and/or CRS that frequently appear in CAR-T patients. In addition, lenzilumab may lead to an improvement in durable efficacy.

Accordingly, we have identified lenzilumab as a potential companion treatment alongside certain CD19-targeted CAR-T cell therapies. GM-CSF neutralization may enhance CAR-T proliferation and effector functions and potentially confer additional benefits in terms of durable efficacy and healthcare resource utilization. Preclinical data generated in collaboration with the Mayo Clinic, which was published in blood, a premier journal in hematology, indicates that the use of lenzilumab in combination with CAR-T therapy may also enhance the proliferation and improve the efficacy of CAR-T therapy. This may also result in durable, or longer term, responses in CAR-T therapies.

Lenzilumab has been studied in a multi-center Phase 1b trial as a sequenced therapy with Yescarta to prevent CRS and ICANS in patients with relapsed or refractory diffuse large B-cell lymphoma (“DLBCL”) (NCT04314843), for which we announced positive results in April 2021. Pursuant to our strategic realignment plan, the previously planned Company-sponsored study of lenzilumab with certain CAR-T therapies, known as SHIELD, has been terminated. A leading network of centers, The Mayo Clinics, is currently progressing with an IIT of lenzilumab in combination with CAR-T therapies.

Our Commercial Opportunity

Revenues from the sales of approved CAR-T therapies were valued at approximately $2.19 billion in 2022. We estimate globally over 15,000 patients have been treated with CAR-T therapies. Analysts predict that Yescarta only will reach peak sales in excess of $1.5 billion as additional patients become eligible for treatment. We believe lenzilumab has the ability to transform CAR-T therapy and potentially a broad range of other T-cell engaging therapies, including both autologous and allogeneic cell transplantation. There is a direct correlation between the efficacy of CAR-T therapy and the incidence of life-threatening toxicities, including ICANS and CRS.

We believe that our GM-CSF pathway science, assets and expertise create two technology platforms to assist in the development of next-generation CAR-T therapies:

●	Lenzilumab has the potential to be used in combination with any FDA-approved or development stage T-cell therapy, including CAR-T therapy, as well as in combination with other cell therapies such as allogeneic HSCT such as bone marrow transplants, to make these treatments safer and more effective.
●	In addition, our GM-CSF knockout gene-editing CAR-T platform has the potential to create next-generation CAR-T therapies that may inherently avoid any efficacy/toxicity linkage, thereby potentially preserving the benefits of the CAR-T therapy while reducing or altogether avoiding its serious and potentially life-threatening side-effects.

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

On April 10, 2021, we presented top-line results from the Phase 1 safety and bioimaging trial of ifabotuzumab in patients with GBM at the American Association for Cancer Research 2021 Annual Meeting. The Phase 1 study primarily sought to determine the safety and recommended Phase 2 dose of ifabotuzumab in patients with GBM, the most frequent and lethal primary brain neoplasm, with 5-year survival rates of 10%. There were no dose-limiting toxicities observed and all adverse events were readily manageable. Additional studies are being planned to evaluate ifabotuzumab as an ADC in patients with solid tumors, such as, colon, breast, prostate, and pancreatic cancer. These studies include the Olivia Newton-John Cancer Research Institute which plans to conduct a Phase 1b dose-escalation and imaging study in non-CNS solid tumors that is scheduled to begin in 2023.

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

Intellectual Property

Intellectual property is an important part of our strategy and has been a key focus area for Humanigen. We have and continue to file aggressively on our own inventions and in-license intellectual property and technology as it relates to our therapeutic interests. We believe that we are a leader in the field of GM-CSF neutralization in particular, and in targeting EphA3.

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

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, we entered into a clinical trial agreement (the “Clinical Trial Agreement”) with NIAID, part of the National Institutes of Health, which is part of the United States Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the Clinical Trial Agreement, lenzilumab was evaluated in the NIAID-sponsored ACTIV-5/ BET in hospitalized patients with COVID-19. The ACTIV-5/BET-B study protocol was modified to include baseline CRP below 150 mg/L (the CRP subgroup) as the primary analysis population. The topline results showed the trial did not achieve statistical significance on the primary endpoint, although the topline results did indicate that lenzilumab demonstrated a positive trend in mortality. Pursuant to the Clinical Trial Agreement, NIAID served as sponsor and was responsible for supervising and overseeing ACTIV-5/BET-B. We provided lenzilumab to NIAID without charge and in quantities to ensure a sufficient supply of lenzilumab.

 The Ludwig Institute for Cancer Research

In 2004, we entered into a license agreement with the Ludwig Institute for Cancer Research (“LICR”) pursuant to which LICR granted to us an exclusive license for intellectual property rights and materials related to chimeric anti-GM-CSF antibodies that formed the basis for lenzilumab. Under the agreement, we were granted an exclusive license to develop antibodies related to LICR’s antibodies against GM-CSF. We are responsible for using commercially reasonable efforts to research, develop, and sell lenzilumab. We pay LICR a quarterly license fee and are obligated to pay to LICR a royalty from 1.5% to 3% of net sales of licensed products, subject to certain potential offsets and deductions. Our royalty obligation applies on a country-by-country and licensed product-by-licensed product basis, and will begin on the first commercial sale of a licensed product in a given country and end on the later of the expiration of the last to expire patent covering a licensed product in a given country (which in the US is currently expected in 2029 for the composition of matter and 2038 for methods of use in CAR-T) or 10 years from first commercial sale of such licensed product in the country. We must also pay to LICR a certain percentage of sublicensing revenue received by us. Payments made to LICR under this license for each of the twelve months ended December 31, 2022 and 2021 were $0.1 million.

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

Patents and Trade Secrets

We use a combination of patent, trade secret and other intellectual property protections to protect our product candidates and platforms. We will be able to protect our product candidates from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or to the extent our technology is effectively maintained as trade secrets. Intellectual property is an important part of our strategy. We have and continue to file aggressively on our own inventions and in-licensed intellectual property and technology as it relates to our therapeutic interests. Our success will depend in part on our ability to obtain, maintain, defend and enforce patent rights for and to extend the life of patents covering lenzilumab, ifabotuzumab, HGEN005, our Humaneered technology, and our GM-CSF gene-editing CAR-T platform technologies, to preserve trade secrets and proprietary know how, and to operate without infringing the patents and proprietary rights of third parties. We actively seek patent protection, if available, in the US and select foreign countries for the technology we develop. We have 140 registered patents, including 16 registered in the US and 124 registered in foreign countries. Of the 140 registered patents, 101 are owned by us, 29 are owned jointly with a third party and 10 are exclusively licensed from a third party. We also have 86 patent applications pending globally, of which 46 are owned by us, 13 are owned jointly with a third party and 27 are exclusively licensed from a third party.

Using our Humaneered technology, we have developed and own two composition of matter US patents covering lenzilumab and related anti-GM-CSF antibodies that provide patent protection through April 2029, a granted composition of matter patent in 15 European countries and certain foreign countries, and have four US patents, one foreign patent, and 14 additional pending patent applications in the US, 55 foreign patent applications, and three PCT international patent application covering various methods of treatment, including in the CAR-T space covering a broad and comprehensive range of approaches to neutralizing GM-CSF, including the use of GM-CSF k/o CAR-T cells, which, if granted, are expected to confer protection to at least September 2039.

We developed and own an issued US composition of matter patent covering ifabotuzumab and related anti-EphA3 antibodies, which is currently expected to expire in 2031, and own 22 foreign patents to anti-EphA3 antibodies and therapeutic uses, in addition to owning three US patents and jointly owning one US patent to therapeutic methods using anti-EphA3 antibodies, two European patents validated in 22 countries, and five foreign patents owned jointly with a third party covering methods of treatment with anti-EphA3 antibodies. The one US and 40 foreign patents to our Humaneered technology cover methods of producing human antibodies that are very specific for target antigens using only a small region from mouse antibodies.

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

In 2020 and the first half of 2021, we were aggressive in pursuing manufacturing slots for lenzilumab in contemplation of its potential commercialization under an EUA in the US or an equivalent authorization in the UK and EU. Please refer to “Part II, Item 7. Management’s Discussion and Analysis” for a further discussion of the costs we incurred in these efforts. Our production efforts were less successful than we had anticipated, as we experienced shortages of raw materials and critical components necessary for our manufacturing processes, delays in production and availability of manufacturing slots and failures in production at the BDS and DP level resulting in lower than anticipated yields. Further, certain of our CMOs had difficulties in producing BDS within specifications or were unable to produce BDS on a timely basis due to challenges in the supply of materials used in the production process. We have amended, and in some cases canceled, certain of these CMO agreements. More recently, we have settled our disputes with two of our CMOs. See Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information on these settlement agreements.

In connection with our realignment to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19, with the exception of one lenzilumab batch in process, we have discontinued the manufacturing of lenzilumab and are consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use. We believe we have sufficient drug product for our currently planned clinical trials.

Sales and Marketing

We intend to outsource our sales and marketing infrastructure necessary to market and sell our products, if authorized or approved. As our drug candidates progress, we may also seek strategic alliances and partnerships with third parties including those with existing infrastructure and with government bodies.

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include pharmaceutical companies, other biotechnology companies, academic institutions, government agencies and other private and public research organizations. We compete with these parties to develop a potential treatment for hematologic cancers, and to develop potential biologic therapies to make allogeneic HSCT and CAR-T therapy safer and more effective, in addition to recruiting highly qualified personnel. Our product candidates, if successfully developed and approved, may compete with established therapies, with new treatments that may be introduced by our competitors, including competitors relying to a large extent on our drug approvals or on our biologics approvals, or with generic copies of our product approved by FDA, as bio-similars, referencing our drug products. Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

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

Lenzilumab and CMML competition

CMML is currently treated via stem cell transplant, surgery or chemotherapy, typically azacytidine or decitabine. According to clinicaltrials.gov, there are a limited number of studies exclusively studying CMML. Most studies that include CMML also include other oncological conditions. Two Phase 2 open-label studies are focused exclusively on CMML, exploring the use of cobimetinib (Genentech, Inc.) and ruxolitinib (Incyte Corporation) with each study enrolling 29 patients.

Lenzilumab and aGvHD competition

The current standard of care for aGvHD is systemic steroids and for steroid refractory disease, ruxolitinib. Abatacept is approved for prevention of aGvHD in combination with MTX and CNI.

Lenzilumab and CAR-T-related toxicities competition

Medicines used to manage ICANS and CRS, such as tocilizumab and corticosteroids, have not adequately controlled the side-effects, and steroids may have a detrimental impact on the efficacy of the CAR-T therapy itself while tocilizumab may increase the risk of CAR-T therapy induced ICANS and is correlated with an increased risk of infections, including severe infections. Further, these medicines have not undergone prospective clinical trials for use in this patient population. Tocilizumab is not approved for prevention of CRS, nor is it approved for either prevention or treatment of ICANS.

Government Regulation

Drug Development and Approval in the US

As a biopharmaceutical company operating in the US, we are subject to extensive regulation by FDA and by other federal, state, and local regulatory agencies. FDA regulates biological products such as our product candidates under the US Federal Food and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and their implementing regulations. These laws and regulations set forth, among other things, requirements for preclinical and clinical testing, development, approval, labeling, manufacture, storage, record keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates. Under the PHSA, in most circumstances an FDA-approved BLA is required to market a biological product, or biologic, in the US Biologics receive 12 years market exclusivity from first licensure.

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

An EUA is not a permanent marketing authorization. Rather, an EUA may be terminated once the Secretary of HHS declares that the public health emergency is terminated; when a product that is marketed under an EUA obtains full marketing approval (for example, under a BLA); or when circumstances change (such as, for example, new data emerge that change the risk-benefit calculation). As a practical matter, where the HHS Secretary declares an end to the public health emergency that gave rise to FDA’s EUA authority, the Secretary must provide advance notice that allows for disposition of an unapproved product. As of late January 2022, the Biden Administration has indicated it intends to let the coronavirus public health emergency expire in May 2023. If and when this public health emergency is terminated, the EUA landscape will change. Products currently marketed under a COVID-related EUA will eventually lose their marketing eligibility, although HHS will provide advance notice and is likely to allow time for the disposition of unapproved products and/or their transition to a different status.

Applications Relying on the Applicant’s Clinical Data

The approval process for a BLA under the PHSA requires the conduct of extensive studies and the submission of large amounts of data by the applicant. The biologic development process for these applications will generally include the following phases:

Preclinical Testing. Before testing any new biologic in human subjects in the US, a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with FDA’s Good Laboratory Practice (“GLP”) regulations and the US Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the US cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to FDA as part of the IND application, and FDA must evaluate whether there is an adequate basis for testing the product in initial clinical studies in human volunteers. Unless FDA raises concerns, the IND application becomes effective 30 days following its receipt by FDA. Once human clinical trials have commenced, FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board (“IRB”), at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the US. Data from a foreign study not conducted under an IND application may be submitted in support of a BLA if the study was conducted in accordance with GCP and FDA is able to validate the data. A study sponsor is required to publicly post certain details about active clinical trials and clinical trial results on the government website clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another and, notably, in the CAR-T setting, FDA has granted approval to all six currently marketed CAR-T therapies (Gilead/Kite’s Yescarta, and Tecartus, Novartis’ Kymriah, Johnson & Johnson’s Carvykti, and Bristol Myers Squibb’s Breyanzi and Abecma) based on Phase 2 data and to tocilizumab without any prospective data in the CAR-T setting:

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

FDA performance goals, which are target dates and other aspirational measures of agency performance to which the agency, Congressional representatives, and industry agree through negotiations that occur every five years, generally provide for action on BLA applications within 10 months of submission or 10 months from acceptance for filing for an original BLA. FDA is not expected to meet those target dates for all applications, however, and the deadline may be extended in certain circumstances, such as when the applicant submits new data late in the review period. In practice, the review process is often significantly extended by FDA requests for additional information or clarification. In some circumstances, FDA can expedite the review of new biologics deemed to qualify for priority review, such as those intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In those cases, the targeted action date is six months from submission, or for biologics constituting original biological products, six months from the date that FDA accepts the application for filing.

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

Pediatric exclusivity is another type of exclusivity in the US and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by a further six months. This is not a patent term extension, but it effectively extends the regulatory period during which FDA cannot license another application.

Orphan Drug Designation

The Orphan Drug Act provides incentives for the development of therapeutic products intended to treat rare diseases or conditions. Rare diseases and conditions generally are those affecting less than 200,000 individuals in the US, but also include diseases or conditions affecting more than 200,000 individuals in the US if there is no reasonable expectation that the cost of developing and making available in the US a drug for such disease or condition will be recovered from sales in the US of such product.

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

Created in 2012 under the FDASIA and extended with the 21st Century Cures Act in 2016, FDA is authorized under section 529 of the FDCA to grant a PRV to BLA sponsors receiving FDA approval for a product to treat a rare pediatric disease, defined as a disease that affects fewer than 200,000 individuals in the US, and where more than 50% of the patients affected are aged from birth to 18 years. We believe that our product candidates which may assist with the treatment of rare pediatric cancers or other rare pediatric diseases may qualify for a PRV under this program, depending on the indication.

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

Drug Development and Approval in Australia, the European Union and United Kingdom

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

As in the US, companies may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan drugs in Europe receive economic and marketing benefits, including up to 11 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Australia

The Therapeutic Goods Administration (“TGA”) governs the review and approval of medicinal products for human use in Australia, and the processes and requirements for such. Generally, the requirements are similar to those in the US, UK and Europe. There are three regulatory product approval pathways; standard, priority, and provisional. The priority review pathway offers an expedited review potential for products that treat, prevent or diagnose a life-threatening or seriously debilitating condition. The goal for priority review is to decrease overall time to approval by 3 months. Both standard and priority review pathways require full and complete electronic Common Technical Document (“eCTD”) submissions. The provisional approval pathway allows for submission of preliminary or limited clinical data in cases whereby data demonstrates the medicine is likely to provide a significant improvement in efficacy or safety for a serious condition, and there is a substantiated plan to provide more comprehensive data within at least 6 years. TGA also offers Orphan Drug Designations which are associated with certain financial incentives for serious conditions in limited populations.

Employees and Human Capital Resources

As of December 31, 2022, we employed six full-time employees, and no part-time employees, the majority of whom work remotely in various locations throughout the United States and the world. In addition, we contract with several part-time independent consultants performing manufacturing, supply chain, quality assurance and control, regulatory and clinical development, intellectual property, public relations, and finance and accounting functions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about our Executive Officers

The following sets forth the names, ages and current positions of our executive officers as of March 16, 2023.

Cameron Durrant, M.D., MBA, age 62, has served as our Chairman of our Board since January 2016, as our Chief Executive Officer since March 2016 and as our Acting Chief Financial Officer since October 2022. In addition, Dr. Durrant served as our Interim Chief Financial Officer from July 1, 2019 to July 31, 2020. He previously has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck. Dr. Durrant currently serves on the boards of directors of two privately held healthcare companies. Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, and his MBA from Henley Management College, Oxford, UK. He was elected as a Fellow of the Learned Society of Wales in 2022.

Dale Chappell, M.D., MBA, age 52, was appointed as our Chief Scientific Officer on July 6, 2020. Dr. Chappell is the managing member of BH Management, a private investment manager that specializes in biopharmaceuticals and a significant stockholder, a position he has held since 2002. Since April 2015, Dr. Chappell has served as CEO, President and CFO of Cheval US Holdings, Inc., a private investment company with holdings in the hospitality industry. Previously, Dr. Chappell was an associate with Chilton Investment Company, covering healthcare, and an analyst at W.P. Carey & Company. Dr. Chappell, who received his MD from Dartmouth Medical School and his MBA from Harvard Business School, began his career as a Howard Hughes Medical Institute fellow at the National Cancer Institute where he studied tumor immunology, worked as a researcher in the labs of Dr. Steven A. Rosenberg (widely thought of as one of the pioneers in CAR-T therapy) and Dr. Nicholas P. Restifo (a leading researcher in the field of immunology) and is published in the field of GM-CSF. Dr. Chappell served as a member of the Board from June 2016 to November 2017. Prior to joining Humanigen in a full-time role as our Chief Scientific Officer, Dr. Chappell advised and consulted with management as our ex-officio chief scientific officer.

Edward P. Jordan, MBA, age 55, was appointed as our Chief Commercial Officer on August 24, 2020. Mr. Jordan has more than two decades of commercial operations experience at leading biotechnology and pharmaceutical companies, having launched over a dozen products and developed new therapeutic markets in the US and abroad. From 2016 until joining Humanigen, Mr. Jordan served as Senior Vice President of DBV Technologies, where he built the North American commercial organization in preparation for the launch of a lifesaving pediatric biologic. Prior to DBV Technologies, from January 2014 to July 2015, Mr. Jordan was the Senior Vice President, Hematology and Oncology Sales and Marketing at AMAG Pharmaceuticals. Prior to AMAG Pharmaceuticals, Mr. Jordan served in executive roles at Teva Pharmaceuticals. Mr. Jordan began his career at Schering-Plough, prior to the acquisition by Merck, and spent 18 years in sales and marketing leadership positions. Mr. Jordan received dual undergraduate degrees from The University of Rhode Island and an MBA from Southern New Hampshire University.

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

ITEM 1A.  RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition, results of operations, and the trading price of our common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Proposed Business Combination and our Exploration of Strategic Alternatives

While we have entered into a non-binding letter of intent and are involved in exclusive negotiations with the Partner Company relating to a proposed business combination transaction, we cannot assure you that the proposed business combination and related financing transactions contemplated thereby will be consummated or, that if such transactions are consummated, they will yield value for our stockholders. If we are unable to complete the proposed business combination and related financing transactions, or to identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the Bankruptcy Code.

As disclosed elsewhere in this Annual Report on Form 10-K, we have executed a non-binding letter of intent and are engaged in exclusive negotiations relating to a proposed business combination with the Partner Company. We cannot assure you that we and the Partner Company will agree to terms and enter into a definitive agreement for the proposed transaction on a timely basis or at all, which remains subject to satisfactory due diligence and further negotiation, among other things. Accordingly, the final form and terms of any such transaction may be materially different from the terms outlined in this Annual Report on Form 10-K. Our ability to enter into a definitive agreement is subject to conditions, including that we have received binding commitments for investment of additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange, as well as customary matters such as approval of the terms of the definitive agreement by the Partner Company’s board of directors and stockholders. We also will be required to obtain the approval of our stockholders prior to the issuance of more than 20% of our common stock in the proposed business combination and related financing transactions in accordance with applicable Nasdaq listing rules, and for an amendment to our charter to effect a reverse stock split or increase in our authorized capital stock. Certain of these conditions will be out of our control. Accordingly, we cannot provide any assurance that we will consummate the proposed business combination and related financing transactions in the time frame or in the manner currently anticipated, or at all.

Further, even if we are able to agree to terms with the Partner Company and to consummate the business combination and related financing transactions, there is no guarantee that the terms will be favorable to our stockholders or that we will recognize the anticipated benefits of the transaction. Regardless of whether we consummate the proposed business combination, the adverse pressures we have experienced may continue or intensify, and we may continue to face all of the risks identified in this section entitled “Risk Factors” going forward. In addition, public announcements or updates regarding any strategic transactions, financings or other strategic options and alternatives could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume.

If we are unable to complete the proposed business combination and related financing transactions or identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to seek protection from our creditors by filing a voluntary petition for relief under the Bankruptcy Code in order to implement a restructuring plan or liquidation under Chapters 11 or 7 of the Bankruptcy Code (“Bankruptcy Protection”), respectively, or we may be subject to an involuntary petition in bankruptcy. Given our lack of liquidity, it is reasonably likely that any such bankruptcy filing would result in a complete loss of value for holders of our common stock.

Future sales or issuances of substantial amounts of our common stock or convertible equity securities, including, potentially, as a result of the proposed business combination with the Partner Company and related financing transactions, could result in significant dilution to our current stockholders.

The proposed terms of the potential business combination with the Partner Company contemplate a stock-for-stock merger, as a result of which we would issue shares of our capital stock to stockholders of the Partner Company which are expected to represent roughly two times the number of our currently outstanding shares of common stock. Additionally, in connection with the proposed business combination, we intend to raise additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange. If additional shares of our capital stock are issued in connection with the proposed business combination or additional capital is raised through the sale of common stock or convertible equity securities in the related financing transaction, or if additional shares are issued in another strategic or financing transaction, the issuance of those securities could result in significant dilution to our current stockholders by causing a reduction in their proportionate ownership and voting power.

The pursuit of additional capital and strategic alternatives, including the proposed business combination with the Partner Company and the related financing transaction, has and will continue to consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.

We are not able to predict with certainty the amount of time and resources necessary to successfully execute and consummate the proposed business combination with the Partner Company, or any other strategic alternative, or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic alternative we execute or additional financing we obtain.

Risks Related to our Financial Condition, Need for Additional Capital and Ability to Continue as a Going Concern

We need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern. If we are unsuccessful in raising additional capital, we may elect or be required to seek Bankruptcy Protection.

Our current capital resources are not sufficient to fund our operations for the remainder of 2023, making it critical for us to raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we can remain a going concern long enough to consummate a strategic transaction, including the proposed business combination with the Partner Company, or to realize the clinical milestones envisioned under the strategic realignment plan, which may in turn allow us to raise additional capital. In order to remain a going concern, we must also successfully settle disputes, including current and potential future arbitration and litigation.

Accordingly, our forward-looking business operations are dependent on our ability to raise additional capital and manage our liabilities to certain contract manufacturing and other partners. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If we are unsuccessful in accomplishing these objectives, we may not be able to continue our operations as a going concern and may elect or be required to seek Bankruptcy Protection, or we may be subject to an involuntary petition in bankruptcy. Given our lack of liquidity, it is reasonably likely that any such bankruptcy filing would result in a complete loss of value for holders of our common stock.

SEC regulations may limit the amount of funds we can raise during any 12-month period pursuant to our Form S-3. As of the filing of this Annual Report on Form 10-K, we are subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will continue to be limited by the Baby Shelf Rule until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

The consolidated financial statements for the year ended December 31, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, the presence of the explanatory paragraph about our ability to continue as a going concern in our financial statements could also make it more difficult to raise the capital necessary to address our current needs.

Further, doubts about our ability to continue as a going concern could impact our relationships with our development partners and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our strategic realignment plan and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.

Currently pending, threatened or future litigation, arbitration, governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements, and adversely affect our ability to continue as a going concern.

We are currently, and may from time-to-time become, involved in lawsuits, arbitration and other legal or governmental proceedings. See Item 3—Legal Proceedings to this Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding currently pending litigation and arbitration that could have a material impact on us. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

The possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows, and our ability to continue as a going concern. Unless we are able to obtain additional financing, given our current lack of liquidity, it is reasonably likely that any adverse judgment, settlement, or court order requiring the payment of a significant amount of damages would require us to seek Bankruptcy Protection.

In addition, currently pending litigation or arbitration could also make it more difficult for us to raise the capital necessary to address our current needs and to consummate a strategic transaction, as the uncertainty of any such litigation or arbitration may deter potential investors from participating in any financing and potential prospects from entering into any definitive agreement for a strategic transaction with us.

If we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

If we file for protection under the Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

Risks Related to Our Continued Listing on the Nasdaq Capital Market

The suspension and delisting of our common stock on the Nasdaq Capital Market has been stayed during the pendency of our appeal before a Nasdaq Hearings Panel scheduled for April 6, 2023 and subsequent determination from the Nasdaq Hearings Panel as to the delisting of our common stock. There can be no assurance that the Nasdaq Hearings Panel will decide in our favor and provide additional time for us to regain compliance with the requirements for continued listing on the Nasdaq Capital Market. If our appeal is denied, our common stock will be subject to immediate delisting from the Nasdaq Capital Market.

On August 24, 2022, Nasdaq notified us that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. We did not regain compliance by February 20, 2023. On February 21, 2023, we received a letter from the Staff of Nasdaq notifying us that we had not regained compliance with the minimum bid price requirement as of February 20, 2023 and that we were not eligible for a second 180-day extension period, and that accordingly our common stock would be delisted unless we were to appeal successfully to a Nasdaq Hearings Panel. The Nasdaq Staff’s letter specifically noted that the Company does not comply with the stockholders’ equity initial listing requirement for the Nasdaq Capital Market. The total market value of the Company’s listed securities also remains below the $35 million requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

We have appealed the delisting determination to a Nasdaq Hearings Panel, which hearing is currently scheduled for April 6, 2023. In our submission to Nasdaq, we outlined our plans and requested additional time to regain compliance with the Bid Price Rule, the MVLS Rule and other applicable requirements. There can be no assurance that the Nasdaq hearings panel will decide in our favor and provide additional time for us to pursue the proposed business combination and related financing transactions or otherwise to regain compliance with the requirements for continued listing on The Nasdaq Capital Market.

Even if our appeal before the Nasdaq Hearings Panel is successful, if we fail to regain and maintain compliance with the requirements for continued listing on the Nasdaq Capital Market during any extension period that may be granted by the Nasdaq Hearings Panel in its discretion, our common stock will be subject to suspension from trading and delisting, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction, including the proposed business combination with the Partner Company, and raise additional financing through the public or private sale of equity securities and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock.

If our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days our common stock may be subject to immediate delisting from the Nasdaq Capital Market.

While there is a grace period of 180 days to regain compliance with the Bid Price Rule and MVLS Rule, our common stock may be subject to immediate delisting from the Nasdaq Capital Market if our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days. As of March 16, 2023, the closing bid price for our common stock was $0.16.

Even if we regain compliance with the Bid Price Rule and the MVLS Rule, Nasdaq may subsequently delist our common stock if we fail to comply with ongoing listing standards going forward.

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

As a listed company, we are required to meet the continued listing requirements applicable to all Nasdaq Capital Market companies. Even if we were to regain compliance with the Bid Price Rule and the MVLS Rule previously described, if we fail to meet any Nasdaq Capital Market listing requirement going forward, our common stock may be subject to delisting, as applied by the Nasdaq Capital Market in its discretion. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange on a timely basis or at all and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

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

We will be required to complete a reverse stock split to regain compliance with Nasdaq listing rules and we cannot predict the effect that any reverse stock split will have on the market price for shares of our common stock.

The compliance plan that we submitted for consideration by the Nasdaq Hearings Panel contemplates, among other initiatives, that we will complete a reverse stock split in order to regain compliance with the Bid Price Rule. We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

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

Risks Related to our Strategic Realignment Plan

Our forward-looking business operations are dependent on our ability to successfully execute our strategic realignment plan, raise additional capital and manage our liabilities in a way that permits us to continue as a going concern. If we are unsuccessful in accomplishing these objectives, we may elect or be required to seek Bankruptcy Protection.

As previously disclosed, topline results from the ACTIV-5/BET-B trial did not achieve statistical significance on the primary endpoint. As a result, we have deemphasized the deployment of certain resources for the development of lenzilumab for COVID-19 as per the strategic realignment of our pipeline and resources, as announced in July 2022. In accordance with our strategic realignment plan, among other things, we have accelerated the development of lenzilumab in CMML, a rare blood cancer, for which the PREACH-M study is already underway, and continued our plans for the RATinG study in aGvHD, for which we anticipate the first patient to be dosed in the second quarter of 2023. We also intend to assess and support further clinical assessment of lenzilumab for prevention of CAR-T therapy related toxicities and potential improvement in durable efficacy through an IIT. In accordance with our strategic realignment plan, we have significantly reduced our go-forward, cash-based research and development and general and administrative expenses. Accordingly, our forward-looking business operations are dependent on our ability to raise additional capital and manage our liabilities to certain contract manufacturing and other partners in such a way as to permit us to execute our strategic realignment plan. If we are unsuccessful in accomplishing these objectives, we may not be able to continue our operations as a going concern and may elect or be required to seek Bankruptcy Protection.

Our forward-looking business operations will primarily depend on the success of lenzilumab as a therapy for CMML, aGvHD and other non-COVID-19 related indications for lenzilumab and oncology indications for ifabotuzumab, all of which are in the early stages of development and are several years from potential commercialization. We do not anticipate any cash flow from product revenues in the foreseeable future. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our product candidates for these or any other indications.

We have a limited pipeline of product candidates and we do not plan to conduct active research at this time for discovery of new molecules or antibodies. We are currently focused on executing our strategic realignment plan, which contemplates investigator-initiated studies of lenzilumab as a therapy for CMML and other non-COVID-19 related indications, including aGvHD and CAR-T therapy, and our limited work around oncology indications for ifabotuzumab. The recent realignment of our pipeline may make it more difficult for investors to be able to evaluate our business and prospects.

Our current development programs for lenzilumab, including our lead development programs for lenzilumab in CMML and aGvHD, and for ifabotuzumab are in the early stages of development and will require substantial clinical development, testing, and regulatory approval prior to commercialization. Accordingly, we do not anticipate any cash flow from product revenues in the foreseeable future. With our development pipeline in the early stages, we need to obtain additional financing to execute our strategic realignment plan and continue as a going concern.

We will need to successfully enroll and complete clinical trials with lenzilumab for CMML, aGvHD and CAR-T therapy, and with ifabotuzumab, and obtain regulatory approval or other expedited authorization to market these products. With respect to the ongoing PREACH-M study of lenzilumab for the treatment of high-risk CMML, there can be no assurance that additional patients will be enrolled in the PREACH-M study, that the interim results will be favorable or that regulatory authorities will agree that a modified trial design will be sufficient for registration and approval. In addition, recruitment for the RATinG study of lenzilumab in aGvHD was previously halted due to an administrative issue. Although recruitment has since resumed and we anticipate the first patient to be dosed in this study in the second quarter of 2023, any additional delays or halts in the recruitment of additional patients in this study or otherwise may impact the ability of the sponsor to complete this clinical trial on a timely basis or at all.

The future clinical, regulatory and commercial success of our realigned strategic plan for lenzilumab and ifabotuzumab is subject to a number of risks, including the following:

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

In addition, delays related to the initiation of planned and future clinical trials, interruptions in the supply of raw materials or products, delay in the collection of clinical trial data, and impaired regulatory activities may impact our ability, or the ability of our partners, to complete clinical trials. There can be no assurance that our product candidates will be successfully developed or commercialized. If we or any future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize one or more of our product candidates, we may not be able to generate sufficient revenue to continue our business.

Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. If any of our product candidates are unsuccessful, that could have a substantial negative impact on our business.

Risks Related to Our Common Stock

A significant portion of our total outstanding shares are, or may be, eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In addition, certain shares of our common stock that are currently outstanding but have not been registered for resale may currently be sold under Rule 144 of the Securities Act. Sales of a substantial number of these shares in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline.

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

Our Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and our Second Amended and Restated Bylaws (the “Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Charter and Bylaws:

●	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	do not provide stockholders with the ability to cumulate their votes; and

●	require advance notification of stockholder nominations and proposals.

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

Other Risks Related to Our Business and Industry

The adoption of CAR-T therapies as the potential standard of care for treatment of certain cancers is uncertain, and dependent on the efforts of a limited number of market entrants, and if not adopted as anticipated, the market for lenzilumab in the context of a companion treatment alongside CAR-T therapies or next-generation gene-edited CAR-T therapies may be limited or not develop.

Through an IIT being led by Mayo Clinic, we are seeking to advance the development of lenzilumab to address, among other things, the serious and potentially fatal side effects, specifically ICANS and CRS, associated with CAR-T therapies and to improve the efficacy of these treatments. We, through our collaboration with Mayo Clinic, are also working to create next-generation gene-edited CAR-T therapies using GM-CSF gene knockout technologies. Although six CAR-T therapies have been approved by FDA to date, the use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community.

If the medical and payer community is not sufficiently persuaded of the safety, efficacy and cost-effectiveness of CAR-T therapy and the potential advantages of using lenzilumab compared to existing and future therapeutics, and there is not significant market acceptance of CAR-T therapy as the standard of care for treatment of certain cancers, the market for lenzilumab in the context of a companion treatment alongside CAR-T therapies or next-generation gene-edited CAR-T therapies may be limited or not develop.

CAR-T therapies currently in early development purport to incorporate technology that may minimize or eliminate the adverse side-effects, such as ICANS and CRS, and improve on efficacy, that we believe have impaired the uptake of the approved CAR-T therapies. If these developing therapies are proven safer and equally or more efficacious in their proposed indications and approved for use by FDA and other regulatory agencies, the market growth for the currently approved CAR-T therapies may be limited, impairing demand for lenzilumab as a companion therapy alongside CAR-T therapy.

In recent years, several biotechnology companies describing business plans focusing on development of CAR-T therapies have described their belief that their therapies will not result in the same level of ICANS or CRS as has been experienced in use of previously FDA-approved CAR-T therapies. If new CAR-T therapies with lower occurrences of CRS and ICANS are approved, the market for lenzilumab in conjunction with CAR-T therapy may be diminished. Any such failure of a market for lenzilumab to develop could adversely affect uptake of lenzilumab. In addition, if new CAR-T therapies that offer improved efficacy, either with or without improved safety, are approved, the market for lenzilumab which is used in conjunction with CAR-T therapy may be diminished if such CAR-T therapy is used in preference to existing CAR-T therapy. For more information regarding FDA-approved CAR-T therapies, see “Item 1. Business—Lenzilumab in CAR-T.”

There is a limited amount of information about us upon which investors can evaluate our product candidates and business prospects, including because we have recently implemented a strategic realignment of our pipeline, have a limited operating history developing product candidates, and we have not yet successfully commercialized any products, and have a relatively small management team.

Our primary focus is developing our proprietary monoclonal antibody portfolio, primarily lenzilumab and iFab. Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to be able to evaluate our business and prospects. In addition, we have limited experience in development activities, or seeking and obtaining regulatory approvals, even though our executives have had relevant experience at other companies. We currently have six full-time employees and therefore are heavily dependent on external consultants and expert vendors for clinical, scientific, contract manufacturing and regulatory expertise. To execute our business plan, we will need to successfully:

●	execute our product candidate development activities, including successfully completing our clinical trial programs, including those conducted under our collaborations and partnerships;

●	obtain required regulatory approvals or authorizations for the development and commercialization of our product candidates;

●	manage our costs and expenses related to clinical trials, regulatory approvals, manufacturing and commercialization;

●	secure substantial additional funding;

●	develop and maintain successful strategic relationships;

●	build and maintain a strong intellectual property portfolio;

●	build and maintain appropriate clinical, sales, manufacturing, distribution, and marketing capabilities on our own or through third parties; and

●	gain market acceptance and favorable reimbursement status for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

In addition to our collaborations with the Mayo Clinic, IMPACT Partnership, SAHMRI and the University of Adelaide, and the Olivia Newton-John Cancer Research Centre, we may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.

We may in the future seek to enter into agreements with other third-party collaborators for research, development and commercialization of our therapeutic technologies or product candidates. Biopharmaceutical companies are our likely future collaborators for any marketing, distribution, development, licensing, or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful, we may not be able to execute our strategy to develop our product candidates or therapies that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

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

Collaborations involving our product candidates pose the following risks to us, among others:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We have relied and may in the future rely on third parties to conduct IITs of our products, which is cost-effective for us but affords the investigators the ability to retain significant control over the design and conduct of the trials, as well as the use of the data generated from their efforts.

We have relied and may in the future rely on third parties to conduct and sponsor clinical trials relating to lenzilumab, our GM-CSF gene knockout platform and our other immunotherapy product candidates, iFab and HGEN005. Such IITs may provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, but we do not control the design or conduct of the IITs, and it is possible that FDA or non-US regulatory authorities will not view these IITs as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

These arrangements provide us limited information rights with respect to the IITs, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the IITs. However, we would not have control over the timing and reporting of the data from IITs, nor would we own the data from the IITs. If we are unable to confirm or replicate the results from the IITs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the IITs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

There is no guarantee that CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time-to-time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

We may experience delays in commencing or conducting our clinical trials, in receiving data from third parties or in the continuation or completion of clinical testing, which could result in increased costs to us, delay our ability to generate product candidate revenue or, ultimately, render us unable to complete the development and commercialization of our product candidates.

We have product candidates in clinical development and preclinical development. To obtain marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can initiate clinical trials in the US for any new product candidates, we are required to submit the results of preclinical testing to FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol.

In order to continue with our testing programs already underway, we are required to report or provide information to appropriate regulatory authorities, and any failure to timely submit such reports or information will delay our plans for our clinical trials. If third parties conducting our trials do not make the required data available to us, we will likely have to identify and contract with another third party or develop necessary preclinical and clinical data on our own, which will lead to significant delays. In addition, FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND application, which may lead to additional delays. Moreover, despite the presence of an active IND application for a product candidate, clinical trials can be delayed for a variety of reasons, including delays in:

●	identifying, recruiting, enrolling and retaining or replacing qualified subjects to participate in a clinical trial, which may be slower than anticipated due to the number of companies and institutions competing for subjects in clinical studies with similar patient populations;

●	identifying, recruiting, and training suitable clinical investigators;

●	reaching agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time-to-time, and may vary significantly among different CROs and trial sites;

●	obtaining and maintaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining and maintaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at an existing or prospective site;

●	developing any companion diagnostic necessary to ensure the study enrolls the target population;

●	being required by FDA to add more patients or sites or to conduct additional trials; or

●	FDA placing a clinical trial on hold.

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

Any delays in our clinical trials may delay or preclude our ability to further develop or pursue regulatory approval for our product candidates. Changes in US and foreign regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may affect the costs, timing, and likelihood of a successful completion of a clinical trial.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or do not meet the standard for acceptability by regulatory authorities or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval or expedited marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the product removed from the market after obtaining marketing approval.

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

From time-to-time, we may publicly disclose preliminary, top-line or other data from clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We may also seek to publish additional ad-hoc, retrospective or exploratory data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, such results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line, or preliminary data should be viewed with caution until the final data are available. Such data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between such data and final data could significantly harm our business prospects. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of shares of our common stock and dramatic spikes in trading volume.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. FDA’s action to decline our initial request for EUA for lenzilumab in COVID-19 patients represents a manifestation of this risk. In addition, the information we choose to publicly disclose or to publish via a preprint publication regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate, or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any of our future product candidate, our business, operating results, prospects or financial condition may be harmed.

Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these incentives.

We may seek various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and Priority Review Vouchers (“PRVs”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not products qualify for such regulatory incentives and benefits. We cannot guarantee that we will be able to receive orphan drug status from FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with FDA to discuss the development plan, intensive guidance on an efficient drug development program, and potential eligibility for rolling review or priority review. Legislative developments in the US, including proposed legislation that would restrict eligibility for PRVs, may affect our ability to qualify for these programs in the future.

Even if we are successful in obtaining beneficial regulatory designations by FDA or any other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval and does not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which would adversely impact our business, financial condition or results of operations.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, may cause unanticipated delays, may prevent the receipt of the required approvals to commercialize our product candidates, or may result in substantial harm to our business if we fail to comply with these requirements.

The clinical development, approval, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by FDA in the US and by comparable authorities in foreign markets. In the US, we are not permitted to market our product candidates until we receive regulatory approval or other expedited authorization, such as EUA, from FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change, and FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our or any future development partners’ clinical trials;

●	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from the US;

●	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

●	we or any future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any future development partners contract for clinical and commercial supplies; or

●	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any future development partners’ clinical data insufficient for approval.

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

We face risks associated with clinical operations abroad, which may adversely affect our financial condition and results of operations, and we may not be able to receive conditional marketing or other approvals for our product candidates in markets outside the US.

Partners are conducting or planning to conduct clinical trials involving lenzilumab in the UK, Korea and Australia, as well as potentially in other countries. We have not received any authorization or approval to sell our product candidates in any country but would expect to commence commercial operations, through a partner or on our own, only after such authorization or approval were received. As with our development programs in the US, our product candidates must be approved for marketing and sale by regulatory authorities in each jurisdiction to which we may apply for approval and, once approved, are subject to extensive regulation by regulatory agencies in other countries. Any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved by any foreign regulators or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.

International operations involve risks that are different from those faced in the US and would subject us to complex and frequently changing laws and regulations, including differing labor laws, such as the United Kingdom (“UK”) Modern Slavery Act. In addition, operations abroad are accompanied by certain financial, political, economic and other risks, including those listed below:

●	Foreign Currency Exchange: Operations internationally may subject us to risks related to foreign currency exchange risks as we make payments, or incur obligations, denominated in foreign currencies. We cannot predict future fluctuations in the foreign currency exchange rates of the US dollar. If the US dollar appreciates significantly against certain currencies and our practices do not sufficiently offset the effects of such appreciation, our results of operations would be adversely affected, and our stock price may decline.

●	Anti-Bribery: We are subject to the US Foreign Corrupt Practices Act and similar worldwide anti-bribery laws that will govern our international operations with respect to payments to government officials. Our international operations would be heavily regulated and require significant interaction with foreign officials. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than local custom. In addition, despite our efforts, our policies and procedures may not protect us from reckless or criminal acts committed by persons who act on our behalf. Enforcement activities under anti-bribery laws could subject us to administrative and legal proceedings and actions, which could result in civil and criminal sanctions, including monetary penalties and exclusion from health care programs.

Other risks inherent in conducting foreign operations include:

●	International operations, including any use of third-party manufacturers, distributors, CROs and collaboration arrangements outside the US, expose us to increased risk of theft of our intellectual property and other proprietary technology, particularly in jurisdictions with less robust intellectual property protections than the US, as well as restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation or the imposition of compulsory licenses.

●	We may be subject to protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the US or other governments.

●	Our foreign operations, third-party manufacturers, CROs or strategic partners could be subject to business interruptions for which we or they may be uninsured or inadequately insured.

●	Our operations may also be adversely affected if there is political instability or disruption in any other geographic region where we may have operations, which could impact our ability to do business in those areas.

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

We will need to effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are heavily affected by turnover and highly dependent on the expertise of the members of our senior management. If we are unable to provide competitive compensation to these employees, it may be difficult to retain them. For 2022, the Board of Directors froze the salary levels of all employees; however, stock option grants were awarded for 2022 and were intended to enhance the Company’s ability to retain its executive officers and provide them continuing incentives to execute against our strategic realignment plan. There can be no assurance that these decisions will not have a negative impact on the retention of our employees. Furthermore, we rely on third party consultants for a variety of services. We cannot predict the impact of the loss of such individuals or the loss of services of any of our other senior management, should they occur, or the difficulty in replacing such individuals. Such losses could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

The process of manufacturing our products is complex, costly, highly regulated, and subject to several risks. As such, we have no present plan or intention of developing in-house manufacturing capabilities for nonclinical, clinical or commercial scale production, and are wholly dependent on third party contract manufacturers for the timely supply of adequate quantities of our products which meet or exceed requisite quality and production standards for use in clinical and nonclinical studies. Our dependence on CMOs increases our manufacturing risks, including the possible breach of the manufacturing agreement by the CMO, the possible cancellation, delay or modification of any contracted manufacturing slots by the CMO, or the termination or nonrenewal of the agreement by the CMO at a time that is costly or inconvenient for us, and could adversely affect our ability to develop and commercialize our product candidates on a timely basis. In addition, in order to balance risk and conserve financial and human resources, we have and may continue from time-to-time to defer commitment to production of product, which could result in delays to the continued progress of our clinical and nonclinical testing.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers, and the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on several factors, including:

●       the efficacy and safety as demonstrated in clinical trials;

●       the clinical indications for which the product candidate is approved;

●       acceptance by physicians, major operators of hospitals and clinics, and patients of the product candidate as a safe and effective treatment;

●       the potential and perceived advantages of product candidates over alternative treatments;

●       the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

●       the cost of treatment in relation to alternative treatments;

●       the availability of adequate reimbursement and pricing by payers;

●       relative convenience and ease of administration;

●       the prevalence and severity of adverse events;

●       the effectiveness of our sales and marketing efforts; and

●       the ability to manage any unfavorable publicity relating to the product candidate.

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

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payers for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payer may depend upon a number of factors including the third-party payer’s determination that use of a product candidate is:

●       a covered benefit under its health plan;

●       safe, effective, and medically necessary;

●       appropriate for the specific patient;

●       cost-effective; and

●       neither experimental nor investigational.

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

In the US and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our product candidates profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methods for many product candidates under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend toward managed health care in the US, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We could be subject to pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional, or local healthcare budget limitations. Similar concerns about the costs of treatment have been raised in Europe, the United Kingdom and Australia.

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

The use of our product candidates in clinical trials and the sale of any product candidates for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or any future development partners by participants enrolled in our clinical trials, patients, health care providers, or others using, administering, or selling our product candidates. If we cannot successfully defend ourselves against any such claims, or have insufficient insurance protection, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●       withdrawal of clinical trial participants;

●       termination of clinical trial sites or entire trial programs;

●       costs of related litigation;

●       substantial monetary awards to trial participants or other claimants;

●       decreased demand for our product candidates and loss of revenue;

●       impairment of our business reputation;

●       diversion of management and scientific resources from our business operations; and

●       the inability to commercialize our product candidates.

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

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities, and contract with third parties to provide these capabilities for us. If and as our operations expand, we may need to manage additional relationships with various development partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend in part on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively. We may not be able to accomplish these tasks and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Legislative or regulatory healthcare reforms in the countries where we may seek drug approval may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market, and distribute our products after approval is obtained.

From time-to-time, legislation is drafted and introduced in various countries that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulatory agency guidance may be revised or reinterpreted by such agencies in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our current product candidates or any future product candidates. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of health care and containing or lowering the overall cost of health care. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce costs of health care may adversely affect:

●       the demand for any drug products for which we may obtain regulatory approval;

●       our ability to set a price that we believe is fair for our product candidates;

●       our ability to gain reimbursement at commercially acceptable levels;

●       our ability to generate revenue and achieve or maintain profitability;

●       the level of taxes that we are required to pay; and

●       the availability of capital.

In addition, such changes could, among other things, require:

●       changes to manufacturing methods;

●       additional studies, including clinical studies;

●       recall, replacement, or discontinuance of one or more of our products; and

●       additional record-keeping.

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

If we and any future development partners are successful in commercializing our products, regulatory authorities would require that we and any future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any future development partners fail to comply with our reporting obligations, a regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We may in the future be subject to various US federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

If one or more of our product candidates is approved, we will likely be subject to the various US federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid, or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Many states have similar laws that apply to their state health care programs as well as private payers. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. The Tax Cuts and Jobs Act, enacted in 2017, limited the use of net operating loss carryforwards for periods beginning after 2017 to eighty percent of taxable income in the period to which the losses were carried. However, this limitation on the use of the carryforwards was eliminated by the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) for tax years beginning before January 1, 2021. In addition, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of net operating loss carryforwards. Under Section 382, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have recently and in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. If we experience further ownership changes our ability to utilize our net operating loss carryforwards could be further limited.

We rely completely on third parties to supply drug substance and manufacture drug product for our clinical trials and preclinical studies and intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

We are dependent on third-party suppliers. If our third-party suppliers do not supply sufficient quantities for product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements including Process Performance Qualification, or PPQ, we may be unable to supply our product candidates in development for clinical trials or ship them to customers, if authorized or approved for commercial use. We regularly evaluate potential alternate sources of supply of raw materials, various components used in production, drug substance and drug product, but there can be no assurance that any such suppliers would be available, acceptable, or successful.

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

In addition, a significant portion of the raw materials and intermediates used to manufacture our product candidates are supplied by third-party manufacturers and corporate partners outside of the US. As a result, any political or economic factors in a specific country or region, including any changes in or interpretations of trade regulations, compliance requirements or tax legislation, that would limit or prevent third parties outside of the US from supplying these materials could adversely affect our ability to conduct our pending or contemplated clinical trials.

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

If we fail to establish and maintain additional development partnerships related to our product candidates:

●	the development and commercialization of our current or future product candidates may be terminated or delayed;

●	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

●	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

●	we will bear all of the risk related to the development of any such product candidates.

Our or any new partner’s failure to develop, manufacture or effectively commercialize our product would result in a material adverse effect on our business and results of operations and would likely cause our stock price to decline.

We currently have no internal sales and marketing capabilities and will rely on third parties to market and sell our product candidates if we attain regulatory approval for commercialization. We or they may not be able to effectively market and sell any such product candidates.

We currently do not have internal sales and marketing infrastructure in place that would be necessary to sell and market products and we may choose to not build this capability in-house. As is the case with many, if not most, small companies seeking to commercialize their products and who have not yet partnered with a larger biotech or pharmaceutical company, we plan to outsource logistics and distribution services. There can be no assurance that any such partner will be effective in distributing any of our product candidates, if approved.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors and licensees to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have an active patent protection program that includes filing patent applications on new compounds, formulations, delivery systems and methods of making and using products and prosecuting these patent applications in the US and abroad. As patents issue, we also file continuation applications as appropriate. Although we have taken steps to build what we believe to be a strong patent portfolio, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties find ways to invalidate or otherwise circumvent our licensed patents;

●	if and when patents will issue in the US or any other country;

●	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;

●	whether we will need to initiate litigation or administrative proceedings to protect our intellectual property rights, which may be costly whether we win or lose;

●	whether any of our patents will be challenged by our competitors alleging invalidity or unenforceability and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability or scope;

●	whether a competitor will develop a similar compound that is outside the scope of protection afforded by a patent or whether the patent scope is inherent in the claims modified due to interpretation of claim scope by a court;

●	whether there were activities previously undertaken by a licensor that could limit the scope, validity or enforceability of licensed patents and intellectual property; or

●	whether a competitor will assert infringement of its patents or intellectual property, whether or not meritorious, and what the outcome of any related litigation or challenge may be.

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

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and any licensor’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or any licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the utility, written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the US and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We may be subject to competition from third parties with products in the same class of products as our product candidates, or products with the same active pharmaceutical ingredients as our product candidates in those jurisdictions in which we have no patent protection. Even if patents are issued to us or any licensor regarding our product or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable on a variety of grounds, including lack of utility, lack sufficient written description or enablement, utility, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these products without legally infringing our patents. The current US regulatory environment may have the effect of encouraging companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of ANDAs for generic substitutes. These same types of incentives encourage competitors to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

If we infringe the rights of third parties, we could be prevented from selling products and be forced to defend against litigation and pay damages.

There is a risk that we may be inadvertently infringing the proprietary rights of third parties because numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or any licensor’s pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or any licensor, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

●       obtain licenses, which may not be available on commercially reasonable terms, if at all;

●       redesign our products or processes to avoid infringement, which may not be possible or could require substantial funds and time;

●       stop using the subject matter claimed in patents held by others, which could cause us to lose the use of one or more of our drug candidates;

●       pay damages royalties, or other amounts; or

●       grant a cross license to our patents to another patent holder.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and we intend to seek patent protection only in selected countries. Our intellectual property rights in some countries outside the US can be less extensive than those in the US. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the US. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US, or from selling or importing products made using our inventions in and into the US or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the US. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In the US, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of protected health information and require the implementation of safeguards to protect the privacy, integrity and availability of protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 830 Morris Turnpike, 4th Floor, Short Hills, New Jersey 07078. We lease the office in Short Hills, New Jersey and another office in Burlingame, California, which leases will expire on August 31, 2023 and September 30, 2023, respectively. We believe these leased offices are in satisfactory condition and are suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS

From time-to-time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part II.—Item 8. Financial Statements and Supplementary Data—Note 11. Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “HGEN”. As of March 16, 2023, we had 119,080,135 shares of common stock outstanding held by approximately 31 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

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

Pursuant to our previously reported strategic realignment plan, we are developing our lead product candidate, lenzilumab (“LENZ®”). Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human GM-CSF, a cytokine that we believe leads to the overproduction of monocytes which are responsible for chronic myelomonocytic leukemia (“CMML”), a rare blood cancer and is of critical importance in acute graft versus host disease (“aGvHD”) associated with bone marrow transplants. Our strategic realignment plans include accelerating the development of LENZ in CMML, for which the PREACH-M study is already underway, and continuing our plans for the RATinG study in aGvHD, as these studies are majority funded by our partners. A leading network of centers, The Mayo Clinics, is currently progressing with an investigator-initiated trial (“IIT”) of lenzilumab in combination with CAR-T therapies. We are also developing iFab, an EpAh-3 targeted monoclonal antibody, currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors.

Our Pipeline

In addition to our lead product candidate, lenzilumab, our development portfolio features our other two product candidates, ifabotuzumab and HGEN005, all of which are Humaneered monoclonal antibodies. Please refer to “Item 1. Business—Our Pipeline” for a detailed discussion of our development programs.

2022 Developments

In July 2022, topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. The topline results show the trial did not achieve statistical significance on the primary endpoint, although the topline results did indicate that lenzilumab demonstrated a positive trend in mortality. A global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19, pending an uptick in ICU admissions. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in REMAP-CAP and RECOVERY having failed to do so in smaller studies.

We are executing the strategic realignment plan to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19 and currently do not plan to pursue regulatory pathways unless further data from ACTIV-5/BET-B or a future large-scale study merit such an approach. The Named Patient program in select European Countries has been terminated. With the exception of one lenzilumab batch in process, we have discontinued the manufacturing of lenzilumab and are consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

Through partners in Australia, we initiated a study of lenzilumab in cancer patients with COVID-19. The trial, known as C-SMART was a multi-center, four arm trial, which aimed to evaluate several different immune modulating drugs for prevention and treatment of COVID-19 in the cancer population. The investigational product is in the process of being destroyed, due to COVID-19 being deprioritized by us and the Australian Government.

In May 2022, our partners in South Korea dosed the final healthy volunteer of the 20 required for their Phase 1 bridging study. This study was conducted to explore the safety, tolerability, and pharmacokinetic (“PK”) properties of lenzilumab and compare it between Koreans and Caucasians. The clinical study report has been completed and the degree of exposure was observed to be higher in Koreans than in Caucasians. Lenzilumab was safe and well tolerated in both Koreans and Caucasians.

PREACH-M Study

We are currently evaluating lenzilumab for the treatment of high-risk CMML in patients with NRAS/ KRAS/CBL genetic mutations in an ongoing Phase 2 study, known as “PREcision Approach to Chronic Myelomonocytic Leukemia” or “PREACH-M.” The PREACH-M study is being conducted in partnership with the South Australian Health & Medical Research Institute (“SAHMRI”) and the University of Adelaide. The study is currently enrolling at sites in Australia with additional enrollment anticipated at sites in New Zealand. As of March 16, 2023, 13 lenzilumab-treated patients have been enrolled in the study of a total of 15 patients and followed for multiple cycles, with what are believed to be encouraging results. An abstract for the PREACH-M trial has been accepted to the American Association for Cancer Research with a poster presentation scheduled for April 17, 2023. We are providing lenzilumab for this study and the majority of the study costs are being borne by the partner and funded by a grant from the Medical Research Futures Fund, a research fund set up by the Australian Government.

RATinG Study

We are currently evaluating lenzilumab for the early treatment of aGvHD in patients undergoing bone marrow transplants in a Phase 2/3 potentially registrational trial, known as the “RATinG” study. The study is being conducted by the IMPACT Partnership, a collection of 22 stem cell transplant centers located in the United Kingdom. We anticipate the first patient dosing in this study to occur in the second quarter of 2023 . We are providing lenzilumab for the study including the cost of import, labeling and distribution of the study drug, and support certain laboratory tests related to the study, but the majority of the study costs will be borne by the IMPACT Partnership. The goal of the study is to determine the efficacy and safety of lenzilumab in reducing non-relapse mortality at six months.

Market Opportunity in CMML and Related Hematological Cancers

Clonal cytogenic abnormalities are commonly seen in CMML patients. RAS mutations, which make leukemic cells hyperresponsive to GM-CSF, are seen in approximately 50% of CMML patients and are the anticipated target patient population for lenzilumab. The incidence of new CMML patients in the US, UK, and Australia is about 1,700 patients annually. RAS mutations, which may drive GM-CSF hyperresponsiveness, are also seen in additional myeloid hematological malignancies including juvenile myelomonocytic leukemia (“JMML”), myelodysplastic syndromes (“MDS”) and acute myeloid leukemia (“AML”), totaling approximately 4,000 new cases annually in the US. We believe success with CMML may provide proof of principle for targeting RAS pathway mutations in myeloid leukemias with lenzilumab and allow us to develop, and if successful, commercialize lenzilumab ourselves or through a partner, in these additional patient populations. About 15 to 20% of CMML cases progress to AML. According to the American Cancer Society, approximately 1,100 individuals in the US are newly diagnosed annually with CMML, with the majority of these new patients being age 60 or older. These patients are typically unsuitable for stem cell transplants.

For FDA approval, a confirmatory study in the US may be required and we plan to seek regulatory guidance from the agency with interim results from PREACH-M. As a treatment for a rare disease, lenzilumab may qualify for certain regulatory and commercial benefits that may accelerate development and approval. Pricing and reimbursement for rare diseases are traditionally higher than treatments for more common diseases.

We are assessing regulatory pathways that may enable early results to support a regulatory submission and potential approval by the Therapeutic Goods Administration in Australia, which could be expanded through Project Orbis, an international regulatory agency collaboration, to the United States and the United Kingdom.

There have been no new therapeutic agents for patients with high-risk CMML in 30 years and independent publications have demonstrated the key role of GM-CSF and RAS pathway mutations in this and other cancers, including JMML, MDS, myeloproliferative neoplasms, and AML.

A clinical protocol has been developed for a study in JMML, an ultra-orphan and devastating condition affecting young children.

Review of Strategic Options and Alternatives

As previously reported, during 2022 we engaged SC&H Capital, an affiliate of SC&H Group, (“SC&H”) to advise us on exploration of strategic options. SC&H is an investment banking and advisory firm providing merger and acquisition (M&A), financial restructuring and related business advisory solutions. SC&H has acted as our advisor as we explore strategic options to maximize value around lenzilumab and ifabotuzumab. We also have considered and pursued a full range of options to raise additional capital and to address, satisfy, defer or restructure our accounts payable and accrued liabilities to manufacturing and other parties.

We have executed a non-binding letter of intent and are engaged in exclusive negotiations relating to a proposed business combination with a privately held biopharmaceutical company (the “Partner Company”). The proposed terms for the business combination contemplate a tax-free stock-for-stock merger, as a result of which we would issue shares of our capital stock to stockholders of the Partner Company which are expected to represent roughly two times the number of our currently outstanding shares of common stock.

We cannot assure you that we and the Partner Company will enter into a definitive agreement for the proposed transaction, and the final form and terms of any such transaction may be materially different from the terms described above. Our ability to enter into a definitive agreement is subject to conditions, including that we have received binding commitments for investment of additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange, as well as customary matters such as approval of the terms of the definitive agreement by the Partner Company’s board of directors and stockholders. Certain of these conditions will be out of our control. Accordingly, we cannot provide any assurance that we will effect the proposed business combination or related financing transactions. If we are unable to complete the proposed transactions or identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code. See Part I, Item 1A, “Risk Factors.”

Nasdaq Listing Deficiencies

As previously reported, we have received two notices from The Nasdaq Stock Market, LLC (“Nasdaq”) regarding our failures to satisfy the $1 minimum bid price and $35 million total market value of listed securities standards for continued listing. As disclosed, we had 180 days from the date of the applicable notice to cure each deficiency. On February 21, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we had not regained compliance with the minimum bid price requirement as of February 20, 2023 and that we were not eligible for a second 180-day extension period. The letter specifically noted that we do not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital Market. The total market value of our listed securities also remains below the $35 million requirement for continued listing on The Nasdaq Capital Market. On March 2, 2023, the Nasdaq Hearings Panel (the “Panel”) granted our request for a hearing to appeal the determination from the Staff. The hearing before the Panel has been scheduled for April 6, 2023. In addition, our common stock may be subject to immediate delisting from the Nasdaq Capital Market if our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days. See Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies and Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the US, or GAAP. The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

Revenue Recognition

Our revenue to date has been generated primarily through license agreements and research and development collaboration agreements. We have recorded revenue from licensing of $2.5 million and $3.6 million for the years ending December 31, 2022 and 2021, respectively. We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Results of Operations

At December 31, 2022, we had an accumulated deficit of $681.8 million. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees. Our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. Our ability to continue as a going concern depends on our ability to attain a significant amount of additional financing, as more fully described under “—Liquidity and Capital Resources” below and in “Risk Factors” in Item 1A of Part I above.

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Year Ended December 31,		Increase/ (Decrease)
	2022	2021	Amount	%
Revenue:
License revenue	$2,514	$3,595	$(1,081)	(30)
Total revenue	2,514	3,595	(1,081)	(30)

Operating expenses:
Research and development	55,210	213,115	(157,905)	(74)
General and administrative	15,608	23,252	(7,644)	(33)
Total operating expenses	70,818	236,367	(165,549)	(70)

Loss from operations	(68,304)	(232,772)	(164,468)	(71)

Other income (expense):
Interest expense	(2,918)	(2,264)	654	29
Other income (expense), net	492	(1,613)	2,105	131
Net loss	$(70,730)	$(236,649)	$(165,919)	(70)

Revenue

Revenue in the fiscal years ended December 31, 2022 and 2021 represents license revenue under the license agreement (the “South Korea Agreement”) with KPM and its affiliate, Telcon, (together with KPM, the “Licensee”), described in more detail in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. License revenue decreased $1.1 million in 2022 from $3.6 million for the year ended December 31, 2021 to $2.5 million for the year ended December 31, 2022. Through June 30, 2022, revenue was being amortized through March 31, 2023, the expected end of the performance period. During the quarter ended September 30, 2022, the performance period was reevaluated, and the estimated end date of the performance period was adjusted to December 31, 2025. The change in estimate resulted in a decrease of $0.8 million in quarterly license revenue as compared to amounts that would have been recorded under the previous timeline. Prospective periods will reflect the impact of this change in estimate.

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

The following table shows a summary of our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021
External Costs
Lenzilumab	$53,092	$210,129
Ifabotuzumab	542	112
Internal costs	1,576	2,874
Total research and development	$55,210	$213,115

Research and development expenses decreased by $157.9 million from $213.1 million for the year ended December 31, 2021 to $55.2 million for the year ended December 31, 2022. The decrease is primarily due to a $142.7 million decrease in lenzilumab manufacturing costs, a $8.3 million decrease in clinical trial expenses, primarily due to the completion of the LIVE-AIR study and the termination of the CAR-T trial in the third quarter of 2022, as part of our plan to reduce costs, and a $3.6 million decrease in consulting expenses.

We expect our development costs will decrease in 2023 as compared to 2022. In connection with our realignment to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19, with the exception of one lenzilumab batch in process, we have discontinued the manufacturing of lenzilumab and are consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use. We believe we have sufficient drug product for our currently planned clinical trials.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs (including stock-based compensation), professional fees for legal and patent expenses, insurance, consulting, audit, investor relations costs, and other general operating expenses not otherwise included in research and development.

General and administrative expenses decreased by $7.7 million from $23.3 million for the year ended December 31, 2021, to $15.6 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2022, is primarily due to decreases of $7.3 million in consulting expenses and $1.3 million in investor and public relations expenses partially offset by a $1.1 million increase in non-cash stock-based compensation expense. We expect that our overall general and administrative expenses may decrease in the near-term due to our realignment plan designed to significantly reduce our go-forward, cash-based general and administrative expenses; however, our ongoing litigation costs may more than offset any such expense reductions.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 is primarily related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). Interest expense increased $0.6 million from $2.3 million for the year ended December 31, 2021 to $2.9 million for the year ended December 31, 2022. Interest expense in the year ended December 31, 2022 included $1.2 million in unamortized loan fees recognized in connection with the loan payoff in July 2022. We drew the initial $25.0 million under the Term Loan on March 29, 2021. After giving effect to payment of fees and expenses associated with the draw, we received net proceeds of approximately $24.4 million.

Other Income (Expense), net

Other income (expense), net increased by $2.1 million for the year ended December 31, 2022, primarily due to litigation settlement costs incurred in the year ended December 31, 2021.

Income Taxes

As of December 31, 2022, we had net operating loss carryforwards of approximately $166.2 million to offset future federal income taxes which expire in the years 2024 through 2037, and approximately $542.9 million that may offset future state income taxes which expire in the years 2028 through 2042. We also have federal net operating loss carryforwards generated in the years 2018 through 2022 of $375.3 million that have no expiration date. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2022, we recorded a 100% valuation allowance against our deferred tax assets of approximately $171.4 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our deferred tax assets, an adjustment to our valuation allowance would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and with the proceeds under the South Korea Agreement. At December 31, 2022, we had cash and cash equivalents of $10.2 million. In the year ended December 31, 2022, we sold an aggregate of 55,052,506 shares of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), raising net proceeds of approximately $41.8 million after deducting underwriting discounts and offering costs. In the year ended December 31, 2021, we sold an aggregate of 6,408,087 shares of our common stock under the Sales Agreement, raising net proceeds of approximately $65.7 million. No shares have been sold under the Sales Agreement subsequent to December 31, 2022.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below ($000’s):

	Twelve Months Ended December 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(76,698)	$(184,045)
Financing activities	16,837	186,324
Net (decrease) increase in cash and cash equivalents	$(59,861)	$2,279

 Net cash used in operating activities was $76.7 million and $184.0 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operating activities of $76.7 million for the year ended December 31, 2022, primarily related to our net loss of $70.7 million, adjusted for non-cash items, such as $5.8 million in stock-based compensation, and a net change in operating assets and liabilities of $11.8 million, including a $4.2 million decrease in accounts payable, a $5.1 million decrease in accrued expenses and a $2.5 million decrease in deferred revenue. Cash used in operating activities of $184.0 million for the year ended December 31, 2021, primarily related to our net loss of $236.6 million, adjusted for non-cash items, such as $5.4 million in stock-based compensation, a net increase in operating assets and liabilities of $46.6 million and other non-cash items of $0.6 million.

Net cash provided by financing activities was $16.8 million for the year ended December 31, 2022 and consists of net proceeds of $41.8 million from the issuance of common stock in connection with the Sales Agreement with Cantor, offset by the Hercules loan repayment of $25.0 million.

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

Recent Financings

Controlled Equity Offering

On December 31, 2020, we entered into the Sales Agreement with Cantor, under which we could issue and sell shares of our common stock, having an aggregate gross sales price of up to $100 million through Cantor, as sales agent. On April 14, 2022, we filed a prospectus in respect of the Sales Agreement which provides us with the ability to offer and sell shares of common stock having an aggregate offering price of up to an additional $75.0 million. As mentioned above, for the year ended December 31, 2022, we issued and sold 55,052,506 shares of our common stock under the Sales Agreement, raising net proceeds of $41.8 million, and for the year ended December 31, 2021, we issued and sold 6,408,087 shares of our common stock under the Sales Agreement, raising net proceeds of $65.7 million. Our ability to continue to utilize the Sales Agreement at terms acceptable to us and in sufficient quantities will be subject to the Baby Shelf Rule (as defined and described in “Risk Factors” in Item 1A of Part I above), and also relies on future market conditions that are uncertain and cannot be relied upon. See “Risk Factors” in Item 1A of Part I above.

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

Liquidity and Manufacturing Commitments

As of December 31, 2022, we had cash and cash equivalents of $10.2 million; combined accounts payable and accrued expenses of $55.3 million, certain of which were in dispute; and manufacturing commitments of $2.6 million for the remainder of 2023 with no significant commitments thereafter, as further described below (see “– Contracts”). We intend to seek to defer these disputed payment obligations, negotiate lower amounts or seek other courses of action, which may include legal recourse for the amounts in question.

Subsequent to December 31, 2022, as previously reported we paid $3.0 million to conditionally resolve previously reported disputes between the Company and Avid arising pursuant to the commercial agreements between the two parties. See Note 11 to the Consolidated Financial Statements for additional information. Our cash and cash equivalents were approximately $3 million as of March 30, 2023, after giving effect to this payment and other uses of funds in conducting our business and pursuing strategic alternatives. Our capital resources are not sufficient to fund our operations for the remainder of 2023.

Our ability to enter into a definitive agreement with the Partner Company for the strategic transaction described above is subject to numerous conditions, including (among others) that we have received binding commitments for investment of additional capital that will be necessary to enable us to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange. We cannot provide any assurance that we will be able to raise sufficient funds to permit us to effect the proposed business combination. If we are unable to complete the proposed transactions or identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code. If the proposed business combination with the Partner Company and related financing is completed, we would expect to issue a significant number of shares of common stock and/or convertible equity securities to the stockholders of the Partner Company as discussed above and to new investors in the financing, each of which would have a significant dilutive effect on our existing stockholders.

See Part I, Item 1A, “Risk Factors” in this Form 10-K for further discussion of the risks surrounding the proposed transaction and our company.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

On September 21, 2021, we notified Eversana that due to the EUA status in the US, we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.5 million it has asserted we owe for services rendered from April 1, 2021 to September 30, 2021. We have disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Manufacturing Agreements

We entered into agreements with several CMOs to manufacture BDS and fill/finish DP for our lenzilumab clinical trial activities . We also entered into agreements for packaging of the drug. These agreements provided for upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. Certain of these CMOs were unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. We have amended, and in some cases canceled, certain of these agreements. In addition, we have sought to mitigate our financial commitments by ceasing additional manufacturing of lenzilumab in connection with our realignment plan and, more recently, we have settled our disputes with two of our CMOs. See Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information on these settlement agreements.

We believe we have sufficient supply to conduct our contemplated clinical development efforts. We have discontinued the manufacturing of lenzilumab, with the exception of one batch in process at one of our CMOs, Catalent Pharma Solutions, LLC (“Catalent”). If we are unable to obtain regulatory approval for lenzilumab prior to the expiration of the shelf life at that time, the remaining inventory will not be available for commercial use.

There is significant drug product that was in production at one of our other CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by us because the batches produced are out of specification. Nonetheless, Thermo has notified us that they have stopped production and have recently filed a lawsuit against us in Delaware Superior Court for $25.9 million. We have filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. We deny Thermo’s claims and assertions and will vigorously defend against them. See Notes 7 and 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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

Out-licensing Agreements

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

As consideration for the license, the Licensee has agreed to pay us (i) an up-front license fee of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties), payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on our achievement of two specified milestones in the US, of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021,and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that we will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

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

Litigation

Eversana Arbitration

On May 19, 2022, Eversana filed a Demand for Arbitration claiming approximately $4.5 million in damages against the Company with the American Arbitration Association entitled Eversana Life Sciences, LLC v. Humanigen, Inc. (AAA Case No. 01-22-0002-1591). The Demand contains two breach of contract claims related to the Eversana Agreement between the parties and a related agreement between the companies’ European subsidiaries, and a claim for unjust enrichment. Eversana asserts that the Company failed to pay it amounts due for work preparing for the potential commercializing of lenzilumab performed between April 1, 2021 and September 30, 2021. To date, requests for production and objections thereto have been exchanged. The arbitration hearing is currently set for August 2023. The Company denies Eversana’s claims and assertions and will continue to vigorously defend against them.

Avid Settlement

On February 21, 2023, the Company and Avid Bioservices, Inc. (“Avid”) entered into a Settlement Agreement (the “Settlement Agreement”) providing for a conditional resolution of certain previously reported disputes between the Company and Avid arising pursuant to the commercial agreements between the two parties (collectively, the “Lenzilumab Disputes”).

Pursuant to the Settlement Agreement, the Company made a one-time payment of $3.0 million to Avid (the “Settlement Payment”). In addition, the parties mutually agreed that, effective upon the expiration of 120 days from the date of the Settlement Agreement and only if Humanigen has not by such date filed for or been placed into bankruptcy or commenced an assignment for the benefit of creditors or other insolvency proceeding, the parties will dismiss the pending Lenzilumab Disputes and release and discharge each other from all existing claims, demands, causes of actions, charges and grievances of any kind arising out of, or relating to, the Lenzilumab Disputes and the commercial agreements between the parties, which were terminated in accordance with their respective terms.

Catalent Settlement

On December 16, 2022, the Company and Catalent entered into a Settlement Agreement (the “Settlement Agreement”) resolving certain previously reported disputes between the Company and Catalent that had arisen under the Multiple Facility Clinical Supply and Services Agreement (the “MSA”) dated July 31, 2020, by and between Catalent and the Company, pursuant to which Catalent had agreed to perform certain services relating to the manufacturing of lenzilumab, the Company’s lead product candidate.

Pursuant to the Settlement Agreement, the Company agreed to make a one-time payment of $12 million (the “Settlement Payment”) to Catalent in full satisfaction of all of the Company’s payment obligations under the MSA for products and prior services, as well as cancellation fees Catalent claimed to be owed. In consideration of its receipt of the Settlement Payment, which the Company made on December 22, 2022, Catalent waived and released Catalent’s rights to pursue all payments, claims, or invoices for such products and services and cancellation fees, as well as for some limited additional work to be performed by Catalent, quantified at approximately $23.5 million in the aggregate.

The terms and conditions of the MSA generally will remain in full force and effect with respect to any ongoing activities and additional work to be performed by Catalent.

Savant Litigation

The Company was previously involved in litigation against Savant Neglected Diseases, LLC (“Savant”). In March 2022, the Company and Savant reached a confidential settlement. Accordingly, the litigation involving Savant was dismissed on March 31, 2022.

Thermo Litigation

Thermo has notified the Company that they have stopped production and have issued a demand for payment for unreleased batches of product. There is significant drug product that was in production at Thermo for which material has not yet been released by the Company because the batches produced are out of specification. On October 24, 2022, Thermo filed a lawsuit against the Company in Delaware Superior Court (Patheon Biologics, Inc. v. Humanigen, Inc., Case No. N22C-10-185 MMJ) for $25.9 million. The Company has filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. The Company denies Thermo’s claims and assertions and will vigorously defend against them.

Securities Class Action Litigation

On August 26, 2022, a putative securities class action complaint captioned Pieroni v. Humanigen Inc., et al., Case No. 22-cv-05258, was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer, Dr. Cameron Durrant, and its former Chief Financial Officer, Timothy Morris. On October 17, 2022, a second putative securities class action complaint captioned Greenbaum v. Humanigen Inc., et al., Case No. 22-cv-06118, was filed in the United States District Court for the District of New Jersey against the Company, Dr. Durrant, Mr. Morris, and the Company’s Chief Scientific Officer, Dale Chappell. The complaints assert claims and seek damages for alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The two actions have been consolidated and a single lead plaintiff and co-lead law firms have been appointed. The Company anticipates filing a Motion to Dismiss in late May 2023. The Company believes that the allegations in the putative complaints are without merit and will vigorously defend against them.

Shareholder Derivative Litigation

On January 19, 2023, a derivative lawsuit captioned Chul Yang derivatively on behalf of Humanigen, Inc. v. Durrant, et al., Case No. 2:23-cv-00235, was filed in the United States District Court for the District of New Jersey against the company’s Chief Executive Officer, Dr. Cameron Durrant, its former Chief Financial Officer, Timothy Morris, and each of its Directors. The complaint asserts claims and seeks damages against all of the defendants for alleged violations of section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and against Dr. Durrant and Mr. Morris for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company anticipates this matter being stayed pending initial rulings in the consolidated securities class action matter. The Company believes that the allegations in the derivative action are without merit and will vigorously defend against them.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also acting as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also acting as our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer, who is also acting as our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer, who is also acting as our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our Chief Executive Officer, who is also acting as our Chief Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer, who is also acting as our Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive proxy statement for our 2023 annual meeting of stockholders under the captions “ELECTION OF DIRECTORS”, “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” and “INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE” is hereby incorporated by reference, or if the 2023 definitive proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe. Certain other information relating to our Executive Officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in our definitive proxy statement for our 2023 annual meeting of stockholders under the caption “EXECUTIVE COMPENSATION” is hereby incorporated by reference, or if the 2023 definitive proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our definitive proxy statement for our 2023 annual meeting of stockholders under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is hereby incorporated by reference, or if the 2023 definitive proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our definitive proxy statement for our 2023 annual meeting of stockholders under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE” is hereby incorporated by reference, or if the 2023 definitive proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our definitive proxy statement for our 2023 annual meeting of stockholders under the caption “RATIFICATION OF HORNE LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is hereby incorporated by reference, or if the 2023 definitive proxy statement is not filed within 120 days after December 31, 2022, then we will include such information in a Form 10-K/A we will file with the SEC within such timeframe.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements—See Index to Consolidated Financial Statements at Part I, Item 8 on page F-1 of this Annual Report on Form 10-K.

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	September 11, 2020	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.	8-K	June 24, 2013	10.2
4.2	Registration Rights Agreement, dated as of February 27, 2018, by and among the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.	10-Q	May 8, 2018	4.6
4.3	Registration Rights Agreement, dated as of June 2, 2020, by and among the Registrant and the investors party thereto.	S-1	June 15, 2020	10.21
4.4	Description of Securities.	10-K	March 10, 2021	4.5
10.1**	2012 Equity Incentive Plan, as amended and restated.	10-Q	August 10, 2015	10.2
10.1.1**	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016.	S-8 (File No. 333-214110)	October 14, 2016	10.2
10.1.2**	Amendment to the 2012 Equity Incentive Plan, effective March 9, 2018.	10-Q	May 8, 2018	10.2
10.2**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-12G (File No. 000-54735)	June 12, 2012	10.8
10.3**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors).	10-K	March 13, 2014	10.37
10.4**	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan.	8-K	April 24, 2015	10.1

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.5**	Form of Director and Officer Indemnification Agreement.	10-K	March 10, 2021	10.5
10.6	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.13
10.7	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.14
10.7.1	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.8
10.7.2	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.9
10.8†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG.	10-12G/A (File No. 000-54735)	September 12, 2012	10.16
10.9	Clinical Trial Agreement, dated as of July 24, 2020, by and between the Registrant and The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), as represented by the Division of Microbiology and Infectious Diseases (DMID).	8-K	July 30, 2020	10.1
10.10**	Humanigen, Inc. 2020 Omnibus Incentive. Compensation Plan, effective September 11, 2020.	8-K	September 11, 2020	10.1
10.11**	Form of Incentive Stock Option Award Agreement under 2020 Omnibus Incentive Plan.	10-Q	August 12, 2021	10.1
10.12**	Form of Non-qualified Stock Option Award. Agreement under 2020 Omnibus Incentive Plan.	10-Q	August 12, 2021	10.2
10.13**	Amended and Restated Employment Agreement, dated as of October 29, 2020, by and between the Registrant and Dr. Cameron Durrant.	10-K	March 10, 2021	10.14
10.14**	Amended and Restated Employment Agreement, dated as of September 24, 2020, by and between the Registrant and Dr. Dale Chappell.	10-K	March 10, 2021	10.17
10.15††	License Agreement, dated as of November 3, 2020, by and among the Registrant, KPM Tech Co., Ltd and Telcon RF Pharmaceutical, Inc.	10-K	March 10, 2021	10.18
10.16††	Master Services Agreement effective as of January 8, 2021 between the Registrant and EVERSANA Life Science Services, LLC.	8-K	January 14, 2021	10.1

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.17§	Loan and Security Agreement, dated March 10, 2021, by and between the Registrant and Hercules Capital, Inc.	10-Q	May 13, 2021	10.3
10.18§	First amendment to Loan and Security Agreement, dated as of April 23, 2022, by and between the Registrant and Hercules Capital, Inc.	10-Q	May 5, 2022	10.1
10.19**	Description of Registrant’s Director Compensation Policy.
10.20††	Settlement Agreement dated as of December 16, 2022, by and between the Registrant and Catalent Pharma Solutions, LLC				X
21.1	List of Subsidiaries.				X
23.1	Consent of Horne LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1***	Certification of Chief Executive Officer pursuant to 18 USC. §1350.				X
32.2***	Certification of Chief Financial Officer pursuant to 18 USC. §1350.				X

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2023.

Humanigen, Inc.

By:	/s/ Cameron Durrant, M.D., MBA
Cameron Durrant, M.D., MBA Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Durrant
Cameron Durrant, M.D., MBA	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2023

/s/ Cameron Durrant
Cameron Durrant, M.D., MBA	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023

/s/ Ronald Barliant
Ronald Barliant, JD	Director	March 30, 2023

/s/ Rainer Boehm
Rainer Boehm, M.D.	Director	March 30, 2023

/s/ Cheryl Buxton
Cheryl Buxton	Director	March 30, 2023

/s/ Dale Chappell
Dale Chappell, M.D., MBA	Director	March 30, 2023

/s/ John Hohneker
John Hohneker, M.D.	Director	March 30, 2023

/s/ Kevin Xie, Ph.D.
Kevin Xie, Ph.D.	Director	March 30, 2023

Index to Consolidated Financial Statements

Humanigen, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Humanigen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Humanigen, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2022. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

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

Completeness of Accrual for Contract Manufacturing Costs

As disclosed in Note 4 to the financial statements, the Company has accrued contract manufacturing costs of $13.3 million as of December 31, 2022. The Company's consolidated statement of operations includes contract manufacturing costs within research and development expenses of $46.1 million for the year ended December 31, 2022. The Company's determination of accrued contract manufacturing costs at each reporting period requires significant judgment by management, as estimates are based on a number of factors, including management's knowledge of the contracts and associated timelines, invoicing to date from third party vendors, and the provisions in the contracts, including cancellation and termination charges and charges for product that do not meet specifications. The completeness of the contract manufacturing cost accrual is subject to risk of estimation uncertainty for services provided for which invoices are not received from third party vendors prior to the time the consolidated financial statements are issued as well as the uncertainty related to the outcome of any contracts with contract manufacturing organizations ("CMOs") currently in litigation or arbitration as described in Note 11 to the financial statements.

Auditing the completeness of the Company's accrual for contract manufacturing costs requires significant auditor judgment, subjectivity and effort in performing appropriate procedures to evaluate the completeness and accuracy of the audit evidence management utilizes in these estimates.

To evaluate the completeness of the accrual, our audit procedures included, among others, inspecting the contracts with CMOs and evaluating the underlying data used in the estimates of the services provided. We also verified the progress of the contracts with the Company's management and with confirmations obtained directly from CMOs, as well as tested invoices received from vendors throughout the Company's fiscal year and subsequent to the balance sheet date. For any contracts with CMOs that are in litigation or arbitration, our audit procedures also included obtaining and evaluating letters of audit inquiry with external legal counsel and notices of arbitration and litigation to corroborate our inquiries with management and the related accruals recorded.

/s/ HORNE LLP

We have served as the Company's auditor since 2016.

Ridgeland, Mississippi

March 30, 2023

Humanigen, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,155	$70,016
Prepaid expenses and other current assets	950	955
Total current assets	11,105	70,971

Other assets	90	90
Total assets	$11,195	$71,061

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$40,520	$44,698
Accrued expenses	14,791	19,882
Deferred revenue	883	4,145
Total current liabilities	56,194	68,725
Non-current liabilities:
Deferred revenue	1,766	1,018
Long-term debt	-	25,006
Total liabilities	57,960	94,749

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 225,000,000 shares authorized at December 31, 2022 and December 31, 2021; 119,080,135 and 64,027,629 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	119	64
Additional paid-in capital	634,925	587,327
Accumulated deficit	(681,809)	(611,079)
Total stockholders’ deficit	(46,765)	(23,688)
Total liabilities and stockholders’ deficit	$11,195	$71,061

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2022	2021
Revenue:
License revenue	$2,514	$3,595
Total revenue	2,514	3,595

Operating expenses:
Research and development	55,210	213,115
General and administrative	15,608	23,252
Total operating expenses	70,818	236,367

Loss from operations	(68,304)	(232,772)

Other income (expense):
Interest expense	(2,918)	(2,264)
Other income (expense), net	492	(1,613)
Net loss	$(70,730)	$(236,649)

Basic and diluted net loss per common share	$(0.79)	$(4.04)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	89,236,429	58,533,637

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2021	51,626,508	$52	$419,923	$(374,430)	$45,545
Issuance of common stock, net of expenses	11,835,104	12	159,903	-	159,915
Issuance of stock options for payment of compensation	-	-	168	-	168
Issuance of common stock upon option exercise	566,017	-	1,965	-	1,965
Stock-based compensation expense	-	-	5,368	-	5,368
Net loss	-	-	-	(236,649)	(236,649)
Balances at December 31, 2021	64,027,629	64	587,327	(611,079)	(23,688)
Issuance of common stock, net of expenses	55,052,506	55	41,788	-	41,843
Stock-based compensation expense	-	-	5,810	-	5,810
Net loss	-	-	-	(70,730)	(70,730)
Balances at December 31, 2022	119,080,135	$119	$634,925	$(681,809)	$(46,765)

See accompanying notes.

Humanigen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2022	2021
Operating activities:
Net loss	$(70,730)	$(236,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	5,810	5,368
Non-cash interest expense related to debt financing	-	562
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5	(480)
Accounts payable	(4,178)	29,332
Accrued expenses	(5,091)	16,875
Deferred revenue	(2,514)	947
Net cash used in operating activities	(76,698)	(184,045)

Financing activities:
Net proceeds from issuance of common stock	41,843	159,915
Proceeds from exercise of stock options	-	1,965
Net proceeds from issuance of long-term debt	-	24,444
Principal payments on long-term debt	(25,006)	-
Net cash provided by financing activities	16,837	186,324

Net increase (decrease) in cash and cash equivalents	(59,861)	2,279
Cash and cash equivalents, beginning of period	70,016	67,737
Cash and cash equivalents, end of period	$10,155	$70,016

Supplemental cash flow disclosure:
Cash paid for interest	$1,319	$1,519
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in lieu of cash compensation	$-	$168

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

The Company is a clinical stage biopharmaceutical company, developing its portfolio of proprietary Humaneered® anti-inflammatory immunology and immuno-oncology monoclonal antibodies. The Company’s proprietary, patented Humaneered technology platform is a method for converting existing antibodies (typically murine) into engineered, high-affinity human antibodies designed for therapeutic use, particularly with acute and chronic conditions. Humanigen has developed or in-licensed targets or research antibodies, typically from academic institutions, and then applied its Humaneered technology to optimize them. The Company’s lead product candidate, lenzilumab, (“LENZ®”), and its other product candidate, ifabotuzumab (“iFab”), are Humaneered monoclonal antibodies. The Company’s Humaneered antibodies are closer to human antibodies than chimeric or conventionally humanized antibodies and have a high affinity for their target. In addition, the Company believes its Humaneered antibodies offer further important advantages, such as high potency, a slow off-rate and a lower likelihood to induce an inappropriate immune response or infusion related reactions.

In July 2022, topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, were released. The study was sponsored and funded by the National Institutes of Health (“NIH”) and evaluated lenzilumab in combination with remdesivir, compared to placebo and remdesivir, in hospitalized COVID-19 patients. The topline results showed the trial did not achieve statistical significance on the primary endpoint, although the topline results did indicate that lenzilumab demonstrated a positive trend in mortality. A global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19, pending an uptick in ICU admissions. Tocilizumab and baricitinib demonstrated mortality benefit following inclusion in REMAP-CAP and RECOVERY, despite having failed to do so in smaller studies.

Pursuant to the Company’s previously reported strategic realignment plan, the Company is developing lenzilumab in chronic myelomonocytic leukemia (“CMML”), a rare blood cancer, for which the PREACH-M study is already underway, and is continuing its plans for the RATinG study in acute graft versus host disease (“aGvHD”) that occurs in patients undergoing bone marrow transplant, as these studies are majority funded by its partners. The Company anticipates the first patient dosing in the RATinG study to occur in the second quarter of 2023. These studies are majority funded by the Company’s partners. A leading network of centers, The Mayo Clinics, is currently progressing with an investigator-initiated trial (“IIT”) of lenzilumab in combination with CAR-T therapies. The Company is also developing iFab, an EpAh-3 targeted monoclonal antibody, currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors. Under the realignment plan, the Company has deemphasized the deployment of resources for the development of lenzilumab for COVID-19 and currently does not plan to pursue regulatory pathways, unless further data from ACTIV-5/BET-B or a future large-scale study merit such an approach. The Named Patient program in select European Countries has been terminated. With the exception of the one lenzilumab batch in process, the Company has discontinued the manufacturing of lenzilumab and is consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Consolidated Financial Statements for the years ended December 31, 2022 and 2021 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2022, the Company had cash and cash equivalents of $10.2 million. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, which includes combined accounts payable and accrued expenses recorded in the Company’s consolidated balance sheets as of December 31, 2022 of $55.3 million, certain of which are in dispute, and manufacturing commitments of $2.6 million for 2023, with no significant commitments thereafter (see Note 7 below), the Company requires additional capital to fund the Company’s planned operations. The Company intends to seek to defer payments, negotiate lower amounts or pursue other courses of action for certain amounts owed to manufacturing and other partners at December 31, 2022. In order to remain a going concern and execute its strategic realignment plan, the Company must successfully renegotiate these amounts owed, and settle disputes, including current and potential future arbitration and litigation. The Company recently engaged SC&H Capital, an affiliate of SC&H Group, (“SC&H”), to advise the Company on exploration of strategic options to maximize value around its development pipeline. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and there can be no assurance that this process will result in any transaction. The Company also may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements involving LENZ and iFab. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs and may not be able to continue as a going concern. In addition, if the Company raises additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company. While management believes its realignment plans and its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) and include all adjustments necessary for the presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the determination of revenue recognition, the fair value-based measurement of stock-based compensation and accruals. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Consolidated Financial Statements.

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

Revenue Recognition

The Company’s revenue to date has been generated primarily through license agreements and research and development collaboration agreements. The Company recorded $2.5 million and $3.6 million in revenue for the years ended December 31, 2022 and 2021, respectively, related to the November 3, 2020 License Agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (“Telcon”), as further described in Note 3. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its operating right-of-use asset and operating lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term.

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

The Company’s potentially dilutive securities, which include stock options, warrants and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares subject to outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	As of December 31,
	2022	2021
Options to purchase common stock	7,472,056	4,429,906
Warrants to purchase common stock	31,238	31,238
Convertible debt	-	510,986
	7,503,294	4,972,130

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company operates in only one segment, which is related to the development of pharmaceutical products.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

As consideration for the license, the Licensee has agreed to pay the Company (i) an up-front license fee of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties), payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on achievement by the Company of two specified milestones in the US, of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021, and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that the Company will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

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

Since the provision of the license and the Services are considered a single performance obligation, the $4.5 million upfront payment ($6.0 million net of withholding taxes and other fees and royalties) was initially being recognized as revenue ratably over the 29-month period through March of 2023 (the “Performance Period”), the expected period over which the Company conservatively expected the Services to be performed with approval in the Territory originally expected by the end of March 2023. In addition, since the milestone was achieved during the Performance Period, the Company recognized revenue to the extent of the proportion of the straight-line basis achieved as of the first quarter of 2021, with the remainder recorded as deferred revenue to be amortized over the remaining Performance Period. During the quarter ended September 30, 2022, the performance period was reevaluated, and the estimated end date of the performance period was adjusted to December 31, 2025. The change in estimate resulted in a decrease of $0.8 million in quarterly license revenue as compared to amounts that would have been recorded under the previous timeline. In the years ended December 21, 2022 and 2021, the Company has recognized license revenue totaling approximately $2.5 million and $3.6 million, respectively. Prospective periods will reflect the impact of this change in estimate.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $2.6 million, $0.9 million of which represented the current portion, was recorded on the Consolidated Balance Sheets as deferred revenue as of December 31, 2022 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of December 31, 2022 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the years ended December 31, 2022 and 2021 (in thousands):

Balance at January 1, 2021	$4,216
Additions(1)	4,542
Deductions for performance obligations satisfied:
In current period	(1,721)
In prior period	(1,874)
Balance at December 31, 2021	5,163
Deductions for performance obligations satisfied:
In current period	(2,514)
Balance at December 31, 2022	$2,649
(1) Milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties).

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued contract manufacturing-related	$13,325	$16,174
Accrued milestone and royalties	736	2,736
Accrued clinical trial-related	205	160
Accrued compensation-related	106	44
Accrued other	419	768
	$14,791	$19,882

5. Debt

Secured Term Loan Facility

On March 10, 2021, the Company executed the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”) which provided a loan in the aggregate principal amount of up to $80.0 million, in three tranches. On March 29, 2021, the Company drew the initial $25.0 million tranche under the Term Loan. After giving effect to payment of fees and expenses associated with the draw, the Company received net proceeds of approximately $24.4 million. The Term Loan bore interest at a floating rate equal to the greater of either (i) 8.75% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 8.75%. The Company was initially obligated to make monthly payments of accrued interest under the Term Loan commencing on the initial borrowing date and continuing to April 1, 2023, followed by monthly installments of principal and interest until March 1, 2025. In July 2022, the Company prepaid $25.0 million of outstanding principal, together with approximately $1.7 million of accrued interest, fees and other amounts, due under the Term Loan. In connection with the prepayment, the Term Loan with Hercules was terminated, and all obligations, liens and security interests under the Term Loan were released, discharged and satisfied. By retiring the Term Loan, the Company reduced future cash payments for interest and enhanced its ability to generate additional liquidity from its intellectual property by removing the loan’s collateral requirements.

Interest expense related to the Term Loan, for the years ended December 31, 2022 and 2021 was approximately $2.9 million and $2.3 million, respectively, and the effective interest rate was 9.3% and 9.0%, respectively. Interest expense in the year ended December 31, 2022 included $1.2 million in unamortized loan fees recognized in connection with the loan payoff.

6. Warrants to Purchase Common Stock

On June 19, 2013, the Company issued a warrant to purchase up to an aggregate of 1,238 shares of common stock at an exercise price of $484.80 per share. The warrant expires on the tenth anniversary of its issuance date. As of December 31, 2022, these warrants were fully vested and unexercised.

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

On May 20, 2020, in connection with manufacturing consulting services, the Company issued a warrant to purchase up to an aggregate of 30,000 shares of common stock at an exercise price of $4.30 per share. The warrants were fully vested on the date of issue and expire ten years from the issuance date. These warrants remained unexercised as of December 31, 2022.

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

On September 21, 2021, the Company notified Eversana that due to the Emergency Use Authorization (“EUA”) status in the US, it was terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana is disputing the termination notice and has requested payment of approximately $4.5 million it has asserted the Company owes for services rendered from April 1, 2021 to September 30, 2021. The Company has disputed this assertion and Eversana has filed for arbitration to resolve this dispute. See Note 11 below for more information on this dispute.

Manufacturing Agreements

The Company has entered into agreements with several contract manufacturing organizations (“CMOs”) to manufacture bulk drug substance (“BDS”) and to provide fill/finish services or drug product (“DP”) for lenzilumab for a potential launch of lenzilumab in anticipation of an EUA or CMA. The Company has also entered into agreements for packaging of the drug. These agreements include upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. The Company has amended, and in some cases canceled, certain of these agreements. In addition, the Company has sought to mitigate its financial commitments by ceasing additional manufacturing of lenzilumab in connection with its realignment plan, and more recently, it has settled its disputes with two of its CMOs. See Note 11 below for more information on these settlement agreements. As of December 31, 2022, the Company estimates that its commitments remaining to be incurred under its CMO agreements are approximately $2.6 million for 2023 with no significant commitments thereafter.

In connection with the Company’s realignment to deemphasize the deployment of certain resources for the development of lenzilumab for COVID-19, with the exception of one lenzilumab batch in process at one of its CMOs, Catalent Pharma Solutions, LLC (“Catalent”), the Company has discontinued the manufacturing of lenzilumab and is consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use. The Company believes it has sufficient drug product for its currently planned clinical trials. If the Company is unable to obtain regulatory approval for lenzilumab prior to the expiration of the shelf life at that time, the remaining inventory will not be available for commercial use.

There is significant drug product that was in production at one of the Company’s other CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by the Company because the batches produced are out of specification. Nonetheless, Thermo has notified the Company that they have stopped production and have recently filed a lawsuit against the Company in Delaware Superior Court for $25.9 million. The Company has filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. The Company denies Thermo’s claims and assertions and intends to vigorously defend against them. See Note 11 below for more information on this dispute.

Operating Leases

On September 1, 2021, the Company entered into a one-year lease for a small office a building in Burlingame, California for $1,200 per month which expired on August 31, 2022. On September 1, 2022, the Company entered into a new one-year lease with one-month free rent for a small office in the same building in Burlingame, California for $1,200 per month which will expire on September 30, 2023. On February 3, 2022, the Company entered into an eighteen-month lease for an office in Short Hills, New Jersey for approximately $300 per month which will expire on August 31, 2023. Management determined the lease term for each of the leases to be less than 12 months, or immaterial, including renewals, and therefore did not record a right-of-use asset and corresponding liability under the short-term lease recognition exemption.

Lease costs for the years ended December 31, 2022 and 2021 totaled approximately $20 thousand and $14 thousand, respectively, and are included in the Consolidated Statements of Operations. As of December 31, 2022, the Company had future minimum lease payments of approximately $15 thousand.

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

Controlled Equity Offering

On December 31, 2020, the Company entered into a Sales Agreement with Cantor, under which the Company could issue and sell, from time-to-time, shares of the Company’s common stock, having an aggregate gross sales price of up to $100.0 million through Cantor, as the sales agent. On April 14, 2022, the Company filed a prospectus in respect of the Sales Agreement which provides the Company with the ability to offer and sell shares of common stock having an aggregate offering price of up to an additional $75.0 million. During the year ended December 31, 2022, under the Sales Agreement, the Company issued and sold 55,052,506 shares of its common stock for net proceeds of $41.8 million, after deducting fees and expenses. During the year ended December 31, 2021, the Company issued and sold 6,408,087 shares of common stock pursuant to the Sales Agreement and received net proceeds of approximately $65.7 million. No shares have been sold under the Sales Agreement subsequent to December 31, 2022.

2020 Equity Plan

On July 27, 2020, the Board unanimously approved, and recommended that the Company’s stockholders approve, the 2020 Equity Plan, to ensure that the Board and its compensation committee (the “Compensation Committee”) will be able to make the types of awards, and covering the number of shares, as necessary to meet the Company’s compensatory needs. On July 29, 2020, the 2020 Equity Plan was approved by the holders of approximately 63% of the Company’s outstanding shares of common stock on that date. The 2020 Equity Plan became effective on September 11, 2020.

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

As of December 31, 2022, there were 1,948,135 shares available for grant under the 2020 Equity Incentive Plan.

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

As of December 31, 2022, there were no shares available for grant under the 2012 Equity Incentive Plan.

The Company has reserved the following shares of common stock for issuance as of December 31, 2022:

Warrants to purchase common stock	31,238
Options:
Outstanding under the 2020 Equity Incentive Plan	5,018,389
Outstanding under the 2012 Equity Incentive Plan	2,453,667
Available for future grants under the 2020 Equity Incentive Plan	1,948,135
9,451,429

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price (per share) (1)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000's) (2)
Outstanding at January 1, 2021	3,732,149	$5.57
Granted	1,444,176	12.58
Exercised	(582,936)	3.98
Cancelled (forfeited)	(81,711)	7.09
Cancelled (expired)	(81,772)	13.71
Outstanding at December 31, 2021	4,429,906	$7.89
Granted	4,708,969	0.57
Exercised	-	-
Cancelled (forfeited)	(1,568,912)	2.94
Cancelled (expired)	(97,907)	14.45
Outstanding at December 31, 2022	7,472,056	$4.23	7.6	$-

Options vested and expected to vest	7,237,665	$4.32	7.6	$-
Exercisable	3,435,577	$6.70	5.6	$-
______________________

(1)	The weighted average price per share is determined using exercise price per share for stock options.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of the Company’s common stock for in-the-money options at December 31, 2022.

The stock options outstanding and exercisable by exercise price at December 31, 2022 are as follows:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.38 - $0.38	3,221,367	9.6	$0.38	0	-
$1.90 - $2.99	455,915	8.1	$2.60	216,795	2.16
$3.33 - $3.33	1,894,168	4.8	3.33	1,894,168	3.33
$3.5 - $16.07	1,607,002	7.6	11.12	1,051,427	11.02
$16.90 - $16.90	248,604	3.4	16.90	248,604	16.90
$17.79 - $17.79	25,000	8.2	17.79	14,583	17.79
$20.00 - $20.00	20,000	8.4	20.00	10,000	20.00
	7,472,056	7.6	$4.23	3,435,577	$6.70

The total fair value of options vested for the years ended December 31, 2022 and 2021 was $0.7 million and $2.3 million, respectively.

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

The weighted-average fair value-based measurement of stock options granted under the Company’s stock plans in the years ended December 31, 2022 and 2021 was $0.47 and $10.32 per share, respectively. The fair value-based measurement of stock options granted under the Company’s stock plans was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term	6 years	5 - 6 years
Expected volatility	104% - 109%	104% - 109%
Risk-free interest rate	1.59% - 2.89%	0.98% - 1.35%
Expected dividend yield	0%	0%

Total expense for stock option grants recognized was as follows:

	Year Ended December 31,
	2022	2021
General and administrative	$5,111	$4,028
Research and development	699	1,340
Total stock-based compensation	$5,810	$5,368

At December 31, 2022, the Company had $5.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.4 years.

9. Income Taxes

No provision for federal income taxes has been recorded for the years ended December 31, 2022 and 2021 due to net losses and the valuation allowance established.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$151,433	$143,732
Research and other credits	2,178	2,178
Stock based compensation	4,087	3,354
In-Process research and development	511	1,132
Capitalized research and development costs	12,686	-
Other	468	230
Total deferred tax assets	171,363	150,626
Valuation allowance	(171,363)	(150,626)
Net deferred tax assets	$-	$-

A reconciliation of the statutory tax rates to the effective tax rates for the years ended December 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
Valuation allowance	(29.8)%	(28.5)%
Nondeductible stock compensation	1.9%	0.4%
Other	6.9%	7.1%
Effective tax rate	-%	-%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $20.7 million and $68.2 million during the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $166.2 million, which expire in the years 2024 through 2037, and state net operating loss carryforwards of approximately $542.9 million, which expire in the years 2028 through 2042. The Company also has federal net operating loss carryforwards generated in the years 2018 through 2022 of $375.3 million that have no expiration date.

At December 31, 2022, the Company had federal research and development credit carryforwards of approximately $1.3 million, which expire in the years 2022 through 2035 and state research and development credit carryforwards of approximately $2.2 million. The state research and development credit carryforwards can be carried forward indefinitely.

During 2013, the Company completed a Section 382 study in accordance with the Internal Revenue Code of 1986, as amended, and similar state provisions. The study concluded that the Company has experienced several ownership changes since inception. This causes the Company’s utilization of its net operating loss and tax credit carryforwards to be subject to substantial annual limitations. These results are reflected in the above carryforward amounts and deferred tax assets. The Company’s ability to utilize its net operating loss and tax credit carryforwards are further limited as a result of subsequent ownership changes. All such limitations could result in the expiration of carryforwards before they are utilized. An ownership change may have occurred in periods subsequent to the completion of the Section 382 study. As a result, tax attributes such as net operating losses and research and development credits may be subject to further limitation.

ASC 740 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2020	$1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2021	1,060
Additions based on tax positions related to prior year	-
Additions based on tax positions related to current year	-
Balance at December 31, 2022	$1,060

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

The Company files income tax returns in the US federal jurisdiction, California and Florida. Federal and Florida corporate income tax returns beginning with 2019 remain subject to examination by the Internal Revenue Service and Florida Department of Revenue, respectively. California corporation income tax returns beginning with the 2018 tax year remain subject to examination the California Franchise Tax Board.

10. Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company contributed $24 thousand and $23 thousand in matching contributions to the 401(k) Plan for the years ended December 31, 2022 and 2021, respectively.

11. Litigation

Eversana Arbitration

On May 19, 2022, Eversana filed a Demand for Arbitration claiming approximately $4.5 million in damages against the Company with the American Arbitration Association entitled Eversana Life Sciences, LLC v. Humanigen, Inc. (AAA Case No. 01-22-0002-1591). The Demand contains two breach of contract claims related to the Eversana Agreement between the parties and a related agreement between the companies’ European subsidiaries, and a claim for unjust enrichment. Eversana asserts that the Company failed to pay it amounts due for work preparing for the potential commercializing of lenzilumab performed between April 1, 2021 and September 30, 2021. To date, requests for production and objections thereto have been exchanged. The arbitration hearing is currently set for August 2023. The Company denies Eversana’s claims and assertions and will continue to vigorously defend against them.

Avid Settlement

On February 21, 2023, the Company and Avid Bioservices, Inc. (“Avid”) entered into a Settlement Agreement (the “Settlement Agreement”) providing for a conditional resolution of certain previously reported disputes between the Company and Avid arising pursuant to the commercial agreements between the two parties (collectively, the “Lenzilumab Disputes”).

Pursuant to the Settlement Agreement, the Company made a one-time payment of $3.0 million to Avid (the “Settlement Payment”). In addition, the parties mutually agreed that, effective upon the expiration of 120 days from the date of the Settlement Agreement and only if Humanigen has not by such date filed for or been placed into bankruptcy or commenced an assignment for the benefit of creditors or other insolvency proceeding, the parties will dismiss the pending Lenzilumab Disputes and release and discharge each other from all existing claims, demands, causes of actions, charges and grievances of any kind arising out of, or relating to, the Lenzilumab Disputes and the commercial agreements between the parties, which were terminated in accordance with their respective terms.

Catalent Settlement

On December 16, 2022, the Company and Catalent entered into a Settlement Agreement (the “Settlement Agreement”) resolving certain previously reported disputes between the Company and Catalent that had arisen under the Multiple Facility Clinical Supply and Services Agreement (the “MSA”) dated July 31, 2020, by and between Catalent and the Company, pursuant to which Catalent had agreed to perform certain services relating to the manufacturing of lenzilumab, the Company’s lead product candidate.

Pursuant to the Settlement Agreement, the Company agreed to make a one-time payment of $12 million (the “Settlement Payment”) to Catalent in full satisfaction of all of the Company’s payment obligations under the MSA for products and prior services, as well as cancellation fees Catalent claimed to be owed. In consideration of its receipt of the Settlement Payment, which the Company made on December 22, 2022, Catalent waived and released Catalent’s rights to pursue all payments, claims, or invoices for such products and services and cancellation fees, as well as for some limited additional work to be performed by Catalent, quantified at approximately $23.5 million in the aggregate.

The terms and conditions of the MSA generally will remain in full force and effect with respect to any ongoing activities and additional work to be performed by Catalent.

Savant Litigation

The Company was previously involved in litigation against Savant Neglected Diseases, LLC (“Savant”). In March 2022, the Company and Savant reached a confidential settlement. Accordingly, the litigation involving Savant was dismissed on March 31, 2022.

Thermo Litigation

Thermo has notified the Company that they have stopped production and have issued a demand for payment for unreleased batches of product. There is significant drug product that was in production at Thermo for which material has not yet been released by the Company because the batches produced are out of specification. On October 24, 2022, Thermo filed a lawsuit against the Company in Delaware Superior Court (Patheon Biologics, Inc. v. Humanigen, Inc., Case No. N22C-10-185 MMJ) for $25.9 million. The Company has filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. The Company denies Thermo’s claims and assertions and will vigorously defend against them.

Securities Class Action Litigation

On August 26, 2022, a putative securities class action complaint captioned Pieroni v. Humanigen Inc., et al., Case No. 22-cv-05258, was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer, Dr. Cameron Durrant, and its former Chief Financial Officer, Timothy Morris. On October 17, 2022, a second putative securities class action complaint captioned Greenbaum v. Humanigen Inc., et al., Case No. 22-cv-06118, was filed in the United States District Court for the District of New Jersey against the Company, Dr. Durrant, Mr. Morris, and the Company’s Chief Scientific Officer, Dale Chappell. The complaints assert claims and seek damages for alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The two actions have been consolidated and a single lead plaintiff and co-lead law firms have been appointed. The Company anticipates filing a Motion to Dismiss in late May 2023. The Company believes that the allegations in the putative complaints are without merit and will vigorously defend against them.

Shareholder Derivative Litigation

On January 19, 2023, a derivative lawsuit captioned Chul Yang derivatively on behalf of Humanigen, Inc. v. Durrant, et al., Case No. 2:23-cv-00235, was filed in the United States District Court for the District of New Jersey against the company’s Chief Executive Officer, Dr. Cameron Durrant, its former Chief Financial Officer, Timothy Morris, and each of its Directors. The complaint asserts claims and seeks damages against all of the defendants for alleged violations of section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and against Dr. Durrant and Mr. Morris for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company anticipates this matter being stayed pending initial rulings in the consolidated securities class action matter. The Company believes that the allegations in the derivative action are without merit and will vigorously defend against them.

12. License and Collaboration Agreements

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

Clinical Trial Agreement with the National Institute of Allergy and Infectious Diseases

On July 24, 2020, the Company entered into a clinical trial agreement (the “ACTIV-5 Clinical Trial Agreement”) with the National Institute of Allergy and Infectious Diseases (“NIAID”), part of NIH, which is part of the US Government Department of Health and Human Services, as represented by the Division of Microbiology and Infectious Diseases. Pursuant to the ACTIV-5 Clinical Trial Agreement, lenzilumab was evaluated in the NIAID-sponsored Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, in hospitalized patients with COVID-19.

In July 2022, topline results from the ACTIV-5/BET-B trial were released. Based on the topline results, the trial did not achieve statistical significance on the primary endpoint, although the topline results did indicate that lenzilumab demonstrated a positive trend in mortality. A global group of leading institutions and research networks has indicated interest in including lenzilumab in their large-scale, multinational studies of COVID-19, pending an uptick in ICU admissions.

13. Subsequent Events

The Company has executed a non-binding letter of intent and is engaged in exclusive negotiations relating to a proposed business combination with a privately held biopharmaceutical company (the “Partner Company”). The proposed terms for the business combination contemplate a tax-free stock-for-stock merger, as a result of which Humanigen would issue shares of its capital stock to stockholders of the Partner Company which are expected to represent roughly two times the number of Humanigen’s currently outstanding shares of common stock.

The Company cannot assure you that Humanigen and the Partner Company will enter into a definitive agreement for the proposed transaction, and the final form and terms of any such transaction may be materially different from the terms described above. The Company’s ability to enter into a definitive agreement is subject to conditions, including that the Company has received binding commitments for investment of additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange, as well as customary matters such as approval of the terms of the definitive agreement by the Partner Company’s board of directors and stockholders. Certain of these conditions will be out of the Company’s control. Accordingly, the Company cannot provide any assurance that it will effect the proposed business combination and related financing transactions. If the Company is unable to complete the proposed transactions or identify and complete another strategic or financing transaction in the first half of 2023, the Company may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code.

See “Risk Factors” beginning on page 22 of this Form 10-K for further discussion of the risks surrounding the proposed transaction and the Company.

