Form 10-K/A
period 2022-12-31
HUMANIGEN, INC
filed 2023-04-25
CIK 1293310

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 30, 2023, Humanigen, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report. The 2022 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

As further described in the 2022 Annual Report, we are currently engaged in exclusive negotiations relating to a proposed business combination with a privately held biopharmaceutical company and are also pursuing additional financing. In addition, as previously reported in the Company’s Current Report on Form 8-K filed on April 19, 2023, on April 18, 2023, the Nasdaq Hearings Panel (the “Panel”) granted the Company an extension until August 21, 2023, to execute its compliance plan and to demonstrate compliance with all applicable criteria for listing on The Nasdaq Capital Market, subject to the Company’s compliance with the Panel’s requirements for periodic updates relating to the status of the Company’s progress against achievement of the compliance plan presented at the April 6, 2023 hearing with the Panel. In light of these recent developments, we currently expect that our definitive proxy statement for our 2023 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the 2022 Annual Report to include the information required by such items;

•	delete the reference on the cover of the 2022 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2022 Annual Report;

•	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•	file the Company’s employment agreement with Edward Jordan, the Company’s Chief Commercial Officer, as Exhibit 10.21, as Mr. Jordan has been identified as a “named executive officer” for fiscal year 2022, as further described in Item 11 herein.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2022 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2022 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2022 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report and our other filings with the SEC.

Unless the context indicates otherwise, the terms “Humanigen,” “we,” “us” and “our” refer to Humanigen, Inc., and its consolidated subsidiaries. This Amendment also may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations and plans to further pursue and complete the proposed business combination and related financing transactions as further described in the 2022 Annual Report; our expectations and plans to execute our compliance plan to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market during the extension period granted by the Panel; our plans to continue to execute our strategic realignment plan as further described in the 2022 Annual Report; our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the 2022 Annual Report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment or the 2022 Annual Report. You should be aware that the forward-looking statements contained in this Amendment and the 2022 Annual Report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Amendment or the 2022 Annual Report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

Humanigen, Inc.

2022 Annual Report on Form 10-K

Amendment No. 1

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages and current positions of our directors, as of April 11, 2023. Following the table is biographical information for each director.

Name	Age	Principal Occupation

Cameron Durrant, M.D., MBA	62	Chairman, Chief Executive Officer, and Acting Chief Financial Officer, Humanigen, Inc.
Dale Chappell, M.D., MBA	52	Director and Chief Scientific Officer, Humanigen, Inc.
Ronald Barliant, JD(3)	77	Of Counsel, Goldberg Kohn, Ltd.
Rainer Boehm, M.D., MBA(1)(3)	63	Former Chief Commercial and Medical Officer and interim Chief Executive Officer at Novartis Pharmaceuticals
Cheryl Buxton, MA(1)(2)	63	Former Vice Chairman, Global Sector Leader, Pharmaceuticals, Korn Ferry International
John Hohneker, M.D.(2)(3)	63	Former President and Chief Executive Officer of Anokion SA
Kevin Xie, Ph.D.(1)(2)	52	Chief Financial Officer, Gracell Biotechnologies

_____________________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Cameron Durrant, M.D., MBA, has served as our Chairman of our board of directors (the “Board”) since January 2016, as our Chief Executive Officer since March 2016 and as our Acting Chief Financial Officer since October 2022. In addition, Dr. Durrant served as our Interim Chief Financial Officer from July 1, 2019 to July 31, 2020. He previously has been a senior executive at Johnson and Johnson, Pharmacia Corporation, GSK and Merck. Dr. Durrant currently serves on the boards of directors of two privately held healthcare companies. Dr. Durrant earned his medical degree from the Welsh National School of Medicine, Cardiff, UK, his DRCOG from the Royal College of Obstetricians and Gynecologists, London, UK, his MRCGP from the Royal College of General Practitioners, London, UK, and his MBA from Henley Management College, Oxford, UK. He was elected as a Fellow of the Learned Society of Wales in 2022. Dr. Durrant brings to the Board extensive experience as a pharma/biotech entrepreneur, operating executive and board member, as well as his day-to-day operating experience as our Chief Executive Officer.

Dale Chappell, M.D., MBA, has served as a member of our Board since February 2021 and was appointed as our Chief Scientific Officer on July 6, 2020. Dr. Chappell is the managing member of BH Management, a private investment manager that specializes in biopharmaceuticals and a significant stockholder, a position he has held since 2002. Since April 2015, Dr. Chappell has served as CEO, President and CFO of Cheval US Holdings, Inc., a private investment company with holdings in the hospitality industry. Previously, Dr. Chappell was an associate with Chilton Investment Company, covering healthcare, and an analyst at W.P. Carey & Company. Dr. Chappell, who received his MD from Dartmouth Medical School and his MBA from Harvard Business School, began his career as a Howard Hughes Medical Institute fellow at the National Cancer Institute where he studied tumor immunology, worked as a researcher in the labs of Dr. Steven A. Rosenberg (widely thought of as one of the pioneers in CAR-T therapy) and Dr. Nicholas P. Restifo (a leading researcher in the field of immunology) and is published in the field of GM-CSF. Dr. Chappell served as a member of the Board from June 2016 to November 2017. Prior to joining Humanigen in a full-time role as our Chief Scientific Officer, Dr. Chappell advised and consulted with management as our ex-officio chief scientific officer. Dr. Chappell brings to the Board valuable experience in the biopharmaceuticals industry and unparalleled insight into the Company’s development pipeline in his capacity as Chief Scientific Officer, as well as the perspective of a significant stockholder in the Company.

Ronald Barliant, JD, has served as a member of our Board since January 2016. Mr. Barliant has been Of Counsel to Goldberg Kohn, Ltd. since January 2016, and immediately prior to that had served as a principal in Goldberg Kohn’s Bankruptcy & Creditors’ Rights Group since September 2002. He previously served as U.S. bankruptcy judge for the Northern District of Illinois from 1988 to 2002. Mr. Barliant has represented debtors and creditors in complex bankruptcy cases, and counseled major financial institutions, business firms and boards of directors in connection with workouts. Mr. Barliant brings to the Board valuable experience gained from a distinguished legal career as a counselor to numerous boards, considered judgment and financial sophistication.

Rainer Boehm, M.D., MBA, has served as a member of our Board since February 2018. Mr. Boehm has been a biopharmaceutical industry leader for more than three decades. At Novartis for 29 years, he held roles of increasing responsibility culminating with his position as Chief Commercial and Medical Affairs Officer and as ad interim CEO of Novartis’ pharmaceuticals division. His background spans senior leadership, marketing, sales and medical affairs positions in both oncology and pharmaceuticals and he has led regions around the world, including North America, Asia and all emerging markets. Mr. Boehm has overseen the launch and commercialization of many new drugs in his career, including blockbuster breakthroughs Cosentyx and Entresto, and major oncology brands including Afinitor, Exjade, Tasigna, Femara, Zometa and Glivec. Mr. Boehm also currently serves on the board of directors for the following companies: Cellectis SA, a clinical-stage biopharmaceutical company focused on immunotherapies based on gene-edited CAR-T cells; Omega Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on epigenetics; BioCopy AG, a preclinical-stage company focused on copying of biomolecules; Berlin Cures AG, a clinical-stage biopharmaceutical company focused on the development of therapies against auto-antibodies. He graduated from the medical school at the University of Ulm in Germany and received his MBA from Schiller University at the Strasbourg campus in France. Mr. Boehm brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as financial acumen and operational experience.

Cheryl Buxton, MA, has served as a member of our Board since December 2019. Until her retirement in December 2020, Ms. Buxton worked for over 25 years at Korn/Ferry International, the world’s largest executive search company. Most recently, she served as the Korn Ferry Vice Chairman, Global Sector Leader, Pharmaceuticals, based in the Princeton office. Ms. Buxton conducted senior level assignments, with a special focus on research driven organizations. She also led the R&D sector for the Pharmaceutical and Consumer divisions within Korn Ferry. Ms. Buxton joined Korn Ferry’s London office and European headquarters before spending time in Paris and then relocating to Princeton in 1997. Prior to joining Korn Ferry, Ms. Buxton was human resources director for Johnson & Johnson Pharmaceuticals (Cala Ltd), based in the U.K., where her focus was on organizational issues and strategic resourcing and guidance on European directives. She also provided human resources support to three smaller companies in the group for Europe. Her human resources career started at Bristol Myers Ltd., where she was responsible for its consumer and pharmaceutical business. Ms. Buxton holds a master’s degree in employment law and industrial relations from Leicester University, a degree in Nursing, a diploma in personnel management and is a member of the Institute of Personnel and Development. and the Advisory Board for South Asia Pharmaceutical Council. She previously was on the board of directors of SIFE. Ms. Buxton brings to the Board significant knowledge and experience within the biopharmaceutical industry, as well as leadership experience and an extensive executive network.

John Hohneker, M.D., has served as a member of our Board since October 2021 and has over 30 years of drug development and leadership experience in the biopharmaceutical industry. Dr. Hohneker most recently served as President and CEO of Anokion SA, a Swiss biotechnology company, from January 2018 to January 2021. Prior to Anokion SA, he led Research and Development at Forma Therapeutics, a biotechnology company, from August 2015 to January 2018. Prior to Forma, Dr. Hohneker held various leadership roles during his 14 years at Novartis AG, from 2001 to 2015, where he last served as Senior Vice President and Global Head of Development, Immunology and Dermatology. Prior to Novartis, he held several positions of increasing responsibility over a nearly 11-year period beginning at Burroughs Wellcome and then with its successor Glaxo Wellcome. Dr. Hohneker also currently serves on the board of directors for the following companies: Curis, Inc.(Nasdaq: CRIS), a publicly traded biotechnology company focused on the development and commercialization of innovative therapeutics for the treatment of cancer; BioTheryX, Inc., a private clinical-stage biopharmaceutical company focused on restoring protein homeostasis; Aravive, Inc. (Nasdaq: ARAV), a publicly traded biotechnology company focused on cancer treatments; Evelo Biosciences (Nasdaq: EVLO), a publicly traded clinical-stage biotechnology company developing orally delivered product candidates; Inzen Therapeutics, a private research stage biotechnology company, and Trishula Therapeutics, a private clinical-stage biotechnology company targeting cancer immunotherapy. He also served as a director of Dimension Therapeutics, Inc., which was a publicly traded biotechnology company, from January 2017 until it was acquired by Ultragenyx Pharmaceutical Inc. in October 2017. Dr. Hohneker received a bachelor’s degree in chemistry from Gettysburg College and a medical degree from the University of Medicine and Dentistry of New Jersey at Rutgers Medical School. He completed his internship and residency in internal medicine and his fellowship in medical oncology, all at the University of North Carolina at Chapel Hill. In addition to his operational experience and expertise in the biopharmaceutical industry, Dr. Hohneker brings to the Board his direct experience leading business development and licensing deals, raising capital, and serving on corporate boards through acquisitions.

Kevin Xie, Ph.D., has served as a member of our Board since October 2021. Dr. Xie has nearly twenty years of experience evaluating and investing in companies across an array of healthcare-related industries, first for 13 years on the buy-side and then for six years in industry where he also demonstrated the ability to add value through operational improvements. He is currently the Chief Financial Officer of Gracell Biotechnologies Inc. (Nasdaq: GRCL), a global clinical-stage biopharmaceutical company dedicated to discovering and developing breakthrough cell therapies intended to disrupt conventional approaches to CAR-T cell therapies, a position he has held since July 2020. Prior to Gracell, Dr. Xie was the President of Healthcare Holdings for Fosun Group from March 2015 to July 2020, where he focused on investment projects in biotechnology, pharmaceutical, healthcare information technology, and healthcare services industries. Dr. Xie co-founded and served as Portfolio Manager of Locust Walk Capital from April 2010 to January 2012. Dr. Xie had previously served as Healthcare Sector Head at Scopia Capital, and as a Managing Director at Great Point Partners. He previously served on the Board of Directors for ViewRay, Inc. (Nasdaq: VRAY), a publicly traded medical device company that develops advanced radiation therapy technology for the treatment of cancer, from October 2019 to March 2022. In addition, from July 2020 to September 2021, Dr. Xie served on the Board of Directors of Alpha Healthcare Acquisition Corp., a publicly traded special purpose acquisition company, leading up to its business combination with Humacyte, Inc. Dr. Xie has a Bachelor of Science in Material Science and Engineering from Tianjin University, an MBA in Finance from The Wharton School of the University of Pennsylvania, and a PhD in Chemistry from The City University of New York. Dr. Xie brings to the Board his extensive experience in raising capital and serving on boards within the biopharmaceutical and biotechnology industries.

Executive Officers

The information required by this item regarding our executive officers is incorporated by reference to Part I of the 2022 Annual Report under the caption “Information About our Executive Officers.”

Process for Recommending and Nominating Candidates for Election to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures. However, in addition to satisfying the requirements under our Second Amended and Restated Bylaws, to comply with the SEC’s universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at any annual meeting of stockholders must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than 60 days prior to the anniversary of the previous year's annual meeting date, except that, if we did not hold an annual meeting during the previous year, or if the date of the meeting has changed by more than 30 calendar days from the previous year, then notice must be provided by the later of 60 calendar days prior to the date of the annual meeting or the 10th calendar day following the day on which we first announce the date of the annual meeting. For the 2023 annual meeting of stockholders, stockholders must have provided notice that sets forth the information required by Rule 14a-19 under the Exchange Act prior to April 10, 2023. However, if the date of our 2023 annual meeting of stockholders is not held between May 10, 2023 and July 9, 2023, to be timely, such notice must be received in accordance with the alternative timing requirements of Rule 14a-19, as described above.

Audit Committee

Pursuant to the audit committee charter, the functions of the audit committee include, among other things:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting and our disclosure controls and procedures;

●	meeting independently with our registered public accounting firm and management;

●	preparing the audit committee report required by SEC rules;

●	reviewing and approving or ratifying any related person transactions; and

●	overseeing our risk assessment and risk management policies.

Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements and is also independent under Nasdaq’s heightened independence standards for audit committee members. In arriving at this determination, our Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Additionally, our Board has determined that each of Dr. Xie (who currently serves as chairman) and Mr. Boehm qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Our audit committee also has the authority to retain special legal, accounting or other advisors or consultants as it deems necessary or appropriate to carry out its duties. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and Nasdaq listing rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at www.humanigen.com/governance. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

To the Company’s knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and individuals who are greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during the fiscal year ended December 31, 2022, except for a Form 4 for Adrian Kilcoyne, our former Chief Medical Officer, filed late on March 14, 2022 to report a series of purchases of the Company’s common stock that occurred on March 8, 2022 and March 9, 2022.

ITEM 11.  EXECUTIVE COMPENSATION

Our “named executive officers” for the year ended December 31, 2022, consisting of our chief executive officer, the two other most highly compensated executive officers serving as of December 31, 2022 and one other former executive officer who would have been included as one of the two most highly compensated executive officers if such person had remained employed by us through December 31, 2022, were:

●	Cameron Durrant, our Chairman, Chief Executive Officer, and Acting Chief Financial Officer

●	Dale Chappell, a director and Chief Scientific Officer

●	Edward Jordan, Chief Commercial Officer

●	Timothy Morris, Former Chief Operating and Financial Officer

Mr. Morris resigned from his position as Chief Operating and Financial Officer on October 23, 2022.

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2022 and December 31, 2021, information regarding the compensation awarded to, earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Cameron Durrant(1)	2022	640,000	—	459,058	—	—		1,099,058
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2021	640,000	—	8,874,712	203,039	—		9,717,751
Dale Chappell	2022	410,000	—	251,955	—	—		661,955
Director and Chief Scientific Officer
Edward Jordan	2022	360,000	—	249,309	—	4,750	(5)	614,059
Chief Commercial Officer
Timothy Morris(2)	2022	385,038	—	333,997	—	5,800	(5)	724,835
Former Chief Operating and Financial Officer	2021	475,000	—	152,487	143,983	5,800	(5)	777,270

(1)	Dr. Durrant has served as our Acting Chief Financial Officer since October 24, 2022.

(2)	Mr. Morris resigned from his position as Chief Operating and Financial Officer on October 23, 2022. Compensation reported in 2022 is for a partial year of employment.

(3)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718, as further described in Note 8 of the notes to our Consolidated Financial Statements included our 2022 Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. See “—Narrative to Summary Compensation Table” for additional information about the option awards granted in 2022.

(4)	The amounts in this column represent the payouts under our annual cash incentive plan.

(5)	Reflects matching contributions made by the Company under its 401(k) Plan.

Narrative to Summary Compensation Table

Our executive compensation and corporate governance programs are designed to attract, motivate and retain our executive talent, aligning the interests of our executives with the interests of our stockholders to ensure prudent actions that will drive long-term value. Our executive compensation program includes three primary components: 1) base salary, 2) annual cash incentive opportunities geared toward achievement of goals set by the compensation committee, and 3) long-term incentives in the form of stock option grants.

As described in more detail in the 2022 Annual Report, topline results from the Accelerating COVID-19 Therapeutic Interventions and Vaccines-5 (“ACTIV-5”) and Big Effect Trial, in the “B” arm of the trial (“BET-B”), referred to as the ACTIV-5/BET-B trial, did not achieve statistical significance on the primary endpoint, as announced in July 2022. Our forward-looking business operations are dependent on our ability to successfully execute our strategic realignment plan, as announced in July 2022, raise additional capital and manage our liabilities in a way that permits us to continue as a going concern. As described in more detail in the 2022 Annual Report, we are currently focused on executing our strategic realignment plan.

In light of the topline results from the ACTIV-5/BET-B trial and resulting failure to attain a regulatory approval and commence revenue generating sales of lenzilumab, our cash position has been constrained to such a degree that our Board and compensation committee determined not to award any salary increases or payouts under the Company's 2022 annual incentive plan. In July 2022, the Board approved the grant of stock option awards to the named executive officers. The grants were intended to enhance the Company’s ability to retain its executive officers and provide them continuing incentives to execute against our strategic realignment plan. The Company granted stock options to purchase 808,906; 518,205; 455,010; and 600,360 shares of common stock to Dr. Durrant, Dr. Chappell, Mr. Jordan and Mr. Morris, respectively, on July 27, 2022. The options have an exercise price of $0.38 and will vest pursuant to their terms in two equal tranches on the first and second anniversaries of the grant date. The grant date fair values of the awards made to the Company’s named executive officers were approximately 40% of the respective named executive officers’ base salaries for 2022.

 For further detail regarding the compensation of our named executive officers, see “—Employment Arrangements.”

Outstanding Equity Awards at 2022 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name		(#) Exercisable	(#) Unexercisable	Price ($)	Date
Cameron Durrant	(1)	208,604	—	$16.90	9/12/2026
	(2)	1,463,349	—	$3.33	3/8/2028
	(3)	28,571	—	$4.20	1/24/2029
	(4)	63,620	—	$2.00	1/27/2030
	(5)	50,000	—	$4.30	5/19/2030
	(6)	82,622	—	$12.14	10/4/2030
	(7)	380,706	271,934	$16.07	3/11/2031
	(8)	25,333	50,667	$3.72	12/30/2031
	(9)	—	84,385	$2.99	1/12/2032
	(10)	—	808,906	$0.38	7/27/2032
Dale Chappell	(11)	100,320	33,440	$9.65	9/17/2030
	(12)	22,626	—	$5.93	9/30/2031
	(13)	44,600	29,734	$3.72	12/30/2031
	(14)	—	36,550	$2.99	1/12/2032
	(15)	—	518,205	$0.38	7/27/2032

Edward P. Jordan	(16)	51,450	33,440	$9.65	9/17/2030
	(17)	9,800	19,600	$3.72	12/30/2031
	(18)	—	43,763	$2.99	1/12/2032
	(19)	—	455,010	$0.38	7/27/2032
Timothy Morris	(20)	20,000	—	$16.90	1/21/2023
	(21)	17,647	—	$3.33	1/21/2023
	(22)	143,175	—	$3.33	1/21/2023
	(23)	100,879	—	$9.65	1/21/2023
	(24)	12,750	—	$3.72	1/21/2023

(1)	On September 13, 2016, Dr. Durrant was issued stock options to purchase 208,604 shares of common stock at an exercise price of $16.90. As of December 31, 2022, the options were fully vested.
(2)	On March 9, 2018, Dr. Durrant was issued stock options to purchase 1,493,349 shares of common stock at an exercise price of $3.33, of which 30,000 have since been exercised. As of December 31, 2022, all of these options were fully vested.
(3)	On January 25, 2019, Dr. Durrant was issued stock options to purchase 28,571 shares of common stock at an exercise price of $4.20 in lieu of cash in respect of 50% of Dr. Durrant’s 2018 bonus. These options were fully vested on the grant date.
(4)	On January 28, 2020, Dr. Durrant was issued stock options to purchase 63,620 shares of common stock at an exercise price of $2.00. These stock options were granted in lieu of a portion of the cash bonus payable to Dr. Durrant in respect of his services as Chief Executive Officer in 2019. These options were fully vested on the grant date.
(5)	On May 20, 2020, Dr. Durrant was issued stock options to purchase 50,000 shares of common stock at an exercise price of $4.30. As of December 31, 2022, these options were fully vested.
(6)	On October 5, 2020, Dr. Durrant was issued stock options to purchase 82,622 shares of common stock at an exercise price of $12.14. These stock options were granted to Dr. Durrant as part of his fiscal year 2020 bonus pursuant to our 2020 annual incentive plan. These options were fully vested on the grant date.
(7)	On March 12, 2021, Dr. Durrant was issued stock options to purchase 652,640 shares of common stock at an exercise price of $16.07. These stock options vest in 12 ratable quarterly installments commencing June 30, 2021.
(8)	On December 31, 2021, Dr. Durrant was issued stock options to purchase 76,000 shares of common stock at an exercise price of $3.72. These stock options vest in 12 ratable quarterly installments commencing March 31, 2022.
(9)	On January 12, 2022, Dr. Durrant was issued stock options to purchase 84,385 shares of common stock at an exercise price of $2.99. These stock options were issued in satisfaction of amounts earned under the Company's 2021 annual incentive plan. Subsequent to December 31, 2022, these stock options vested in full on January 12, 2023.
(10)	On July 27, 2022, Dr. Durrant was issued stock options to purchase 808,906 shares of common stock at an exercise price of $0.38. The stock options were issued as part of the Company’s retention plan in connection with its strategic realignment and vest in two equal installments on the first and second anniversaries of the grant date, on July 27, 2023 and July 27, 2024, respectively.
(11)	On September 18, 2020, Dr. Chappell was issued stock options to purchase 133,760 shares of common stock at an exercise price of $9.65. These stock options vest in 12 ratable quarterly installments commencing December 31, 2020.
(12)	On September 30, 2021, Dr. Chappell was issued stock options to purchase 22,626 shares of common stock at an exercise price of $5.93. These stock options were granted in lieu of Dr. Chappell’s base salary for the fourth quarter of 2021. The options vested in three ratable installments on each of October 31, 2021, November 30, 2021 and December 31, 2021, and were fully vested as of December 31, 2022.
(13)	On December 31, 2021, Dr. Chappell was issued stock options to purchase 44,600 shares of common stock at an exercise price of $3.72. These stock options vest in 12 ratable quarterly installments commencing March 31, 2022.
(14)	On January 12, 2022, Dr. Chappell was issued stock options to purchase 36,550 shares of common stock at an exercise price of $2.99. These stock options were issued in satisfaction of amounts earned under the Company's 2021 annual incentive plan. Subsequent to December 31, 2022, these stock options vested in full on January 12, 2023.
(15)	On July 27, 2022, Dr. Chappell was issued stock options to purchase 518,205 shares of common stock at an exercise price of $0.38. The stock options were issued as part of the Company’s retention plan in connection with its strategic realignment and vest in two equal installments on the first and second anniversaries of the grant date, on July 27, 2023 and July 27, 2024, respectively.
(16)	On September 18, 2020, Mr. Jordan was issued stock options to purchase 88,200 shares of common stock at an exercise price of $9.65, of which 14,700 have since been exercised. These stock options vest in 12 ratable quarterly installments commencing December 31, 2020.
(17)	On December 31, 2021, Mr. Jordan was issued stock options to purchase 29,400 shares of common stock at an exercise price of $3.72. These stock options vest in 12 ratable quarterly installments commencing March 31, 2022.
(18)	On January 12, 2022, Mr. Jordan was issued stock options to purchase 43,763 shares of common stock at an exercise price of $2.99. These stock options were issued in satisfaction of amounts earned under the Company's 2021 annual incentive plan. Subsequent to December 31, 2022, these stock options vested in full on January 12, 2023.
(19)	On July 27, 2022, Mr. Jordan was issued stock options to purchase 455,010 shares of common stock at an exercise price of $0.38. The stock options were issued as part of the Company’s retention plan in connection with its strategic realignment and vest in two equal installments on the first and second anniversaries of the grant date, on July 27, 2023 and July 27, 2024, respectively.
(20)	On September 13, 2016, Mr. Morris was issued stock options to purchase 20,000 shares of common stock at an exercise price of $16.90. As of December 31, 2022, these options were fully vested. The 20,000 vested options remained unexercised and were forfeited in January 2023 following Mr. Morris’s resignation.

(21)	On March 9, 2018, Mr. Morris was issued stock options to purchase 17,647 shares of common stock at an exercise price of $3.33. These stock options were granted in lieu of 50% of the cash compensation payable to Mr. Morris in respect of his services as a director during 2017. These options were fully vested on the grant date. The 17,647 vested options remained unexercised and were forfeited in January 2023 following Mr. Morris’s resignation.
(22)	On March 9, 2018, Mr. Morris was issued stock options to purchase 143,175 shares of common stock at an exercise price of $3.33. As of December 31, 2021, the options were fully vested. The 143,175 vested options remained unexercised and were forfeited in January 2023 following Mr. Morris’s resignation.
(23)	On September 18, 2020, Mr. Morris was issued stock options to purchase 151,316 shares of common stock at an exercise price of $9.65, of which 50,437 were cancelled upon his resignation in October 2022. These stock options vested in 12 ratable quarterly installments commencing December 31, 2020. The 100,879 vested options remained unexercised and were forfeited in January 2023 following Mr. Morris’s resignation.
(24)	On December 31, 2021, Mr. Morris was issued stock options to purchase 51,000 shares of common stock at an exercise price of $3.72, of which 38,250 were cancelled upon his resignation in October 2022. These stock options vest in 12 ratable quarterly installments commencing March 31, 2022. The 12,750 vested options remained unexercised and were forfeited in January 2023 following Mr. Morris’s resignation.

Retirement Benefits

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) Plan. We may, in our discretion, make matching contributions to the 401(k) Plan. We contributed a total of $24,000 in matching contributions to the 401(k) Plan for the year ended December 31, 2022.

Employment Arrangements

Dr. Durrant

On October 29, 2020, the Company entered into an amended and restated employment agreement (the “Durrant 2020 Agreement”) with Dr. Durrant, replacing Dr. Durrant’s previous employment agreement with the Company (the “Durrant 2016 Agreement”). Consistent with the terms of the Durrant 2016 Agreement, the Durrant 2020 Agreement provides that Dr. Durrant’s initial annual base salary will remain at $600,000 and he will remain eligible for an annual bonus targeted at 60% of his base salary, with Dr. Durrant’s base salary and target bonus subject to review by the compensation committee and the Board in connection with its regular review of the Company’s executive compensation program. Based on a review of Dr. Durrant’s base salary for 2021 in accordance with the terms of the Durrant 2020 Agreement, the compensation committee recommended, and the Board approved, an increase in Dr. Durrant’s annual base salary to $640,000, effective January 1, 2021.

The Durrant 2020 Agreement provided for a term ending December 31, 2021, with such term extending automatically for successive one-year terms thereafter unless either Dr. Durrant or the Company gives six months prior notice of non-renewal.

Under the Durrant 2020 Agreement, Dr. Durrant is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Dr. Durrant’s employment for any reason other than “Cause”, or if Dr. Durrant resigns for “Good Reason” (each as such term is defined in the Durrant 2020 Agreement), Dr. Durrant will receive a lump sum payment equal to the sum of (i) his then-current annual salary and (ii) the amount of the annual bonus earned by Dr. Durrant for the year prior to the year of termination. In addition, upon such a resignation or termination, Dr. Durrant will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 12 months, and all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

The Durrant 2020 Agreement additionally provides that if Dr. Durrant resigns for Good Reason or the Company terminates his employment other than for Cause within the three-month period prior to or the two year period following a change in control (as such term is defined in the Durrant 2020 Agreement), the Company must pay or cause its successor to pay Dr. Durrant a lump sum cash payment equal to two times (a) his annual salary plus (b) the aggregate bonus received by Dr. Durrant for the year immediately preceding the change in control. In addition, upon such a resignation or termination, Dr. Durrant will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 18 months, and all outstanding stock options held by Dr. Durrant will immediately vest and become exercisable.

Dr. Chappell

The Company entered into an employment agreement with Dr. Chappell in connection with his appointment as Chief Scientific Officer (the “Chappell Agreement”). The Chappell Agreement provides for an initial annual base salary for Dr. Chappell of $410,000 as well as eligibility for an annual bonus targeted at 40% of his base salary. Dr. Chappell is entitled to participate in certain of the Company’s benefit plans available to other executives.

Under the Chappell Agreement, Dr. Chappell is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Dr. Chappell’s employment for any reason other than “Cause”, or if Dr. Chappell resigns for “Good Reason” (each as such term is defined in the Chappell Agreement), Dr. Chappell will receive his annual salary and the amount of the actual bonus earned by Dr. Chappell under the Chappell Agreement for the year prior to the year of termination, pro-rated based on the portion of the year Dr. Chappell was employed by the Company during the year of termination, or if no bonus had been received, 50% of his target bonus. In addition, upon such a resignation or termination, Dr. Chappell will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 12 months.

The Chappell Agreement additionally provides that if Dr. Chappell resigns for Good Reason or the Company terminates his employment other than for Cause within the three-month period prior to or the two year period following a change in control (as such term is defined in the Chappell Agreement), the Company must pay or cause its successor to pay Dr. Chappell a lump sum cash payment equal to (a) his annual salary plus (b) the aggregate bonus received by Dr. Chappell for the year immediately preceding the change in control or, if no bonus had been received, 50% of the target bonus. In addition, upon such a resignation or termination, Dr. Chappell will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 18 months, and all outstanding stock options held by Dr. Chappell will immediately vest and become exercisable.

Pursuant to the terms of the Chappell Agreement, in connection with his appointment as Chief Scientific Officer, in September 2020, Dr. Chappell was issued stock options to purchase 133,760 shares of common stock at an exercise price of $9.65. These stock options vest in 12 ratable quarterly installments commencing December 31, 2020.

Mr. Jordan

The Company entered into an employment agreement with Mr. Jordan in connection with his appointment as Chief Commercial Officer (the “Jordan Agreement”). The Jordan Agreement provides for an initial annual base salary for Mr. Jordan of $360,000 as well as eligibility for an annual bonus targeted at 40% of his base salary. Mr. Jordan is entitled to participate in certain of the Company’s benefit plans available to other executives.

Under the Jordan Agreement, Mr. Jordan is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Mr. Jordan’s employment for any reason other than “Cause”, or if Mr. Jordan resigns for “Good Reason” (each as such term is defined in the Jordan Agreement), Mr. Jordan will receive his annual salary and the amount of the actual bonus earned by Mr. Jordan under the Jordan Agreement for the year prior to the year of termination, pro-rated based on the portion of the year Mr. Jordan was employed by the Company during the year of termination, or if no bonus had been received, 50% of his target bonus. In addition, upon such a resignation or termination, Mr. Jordan will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 12 months.

The Jordan Agreement additionally provides that if Mr. Jordan resigns for Good Reason or the Company terminates his employment other than for Cause within the three-month period prior to or the two year period following a change in control (as such term is defined in the Jordan Agreement), the Company must pay or cause its successor to pay Mr. Jordan a lump sum cash payment equal to (a) his annual salary plus (b) the aggregate bonus received by Mr. Jordan for the year immediately preceding the change in control or, if no bonus had been received, 50% of the target bonus. In addition, upon such a resignation or termination, Mr. Jordan will also be entitled to be reimbursed for certain monthly health plan continuation premiums for up to 18 months, and all outstanding stock options held by Mr. Jordan will immediately vest and become exercisable.

Pursuant to the terms of the Jordan Agreement, in connection with his appointment as Chief Commercial Officer, in September 2020, Mr. Jordan was issued stock options to purchase 88,200 shares of common stock at an exercise price of $9.65. These stock options vest in 12 ratable quarterly installments commencing December 31, 2020.

 Mr. Morris

The Company entered into an employment agreement with Mr. Morris in connection with his appointment as our Chief Operating and Financial Officer (the “Morris Agreement”). The Morris Agreement provided for an initial annual base salary for Mr. Morris of $475,000 as well as eligibility for an annual bonus targeted at 50% of his base salary. In addition, Mr. Morris was entitled to participate in certain of the Company’s benefit plans available to other executives.

On September 23, 2022, Mr. Morris informed the Company of his resignation from his position as Chief Operating and Financial Officer of the Company, effective October 23, 2022. Mr. Morris resigned without “Good Reason” (as defined in the Morris Agreement), and as a consequence, did not receive any payments or benefits in connection with his termination of employment. In addition, Mr. Morris’s unvested stock options were forfeited on October 23, 2022, and all vested but unexercised stock options expired in January 2023.

Director Compensation

Pursuant to our Director Compensation Program, each member serving on our Board during 2022 who was not our employee was eligible to compensation for his or her service. Director retainer fees are payable, at the option of the director, in either cash, common stock or immediately exercisable stock options having a grant date fair value equal to the equivalent cash compensation owed. For 2022, the retainer fees for service as a director, committee member and/or committee chair were as follows:

●	Board of Directors member: $40,000;
●	Audit committee member: $10,000;
●	Audit committee chair: $20,000;
●	Compensation committee member: $6,000;
●	Compensation committee chair: $12,000;
●	Nominating and corporate governance committee member: $4,000; and
●	Nominating and corporate governance committee chair: $8,000.

In addition, in July 2022, the Board approved the grant of stock option awards to the Company’s directors, as further described in the table below. These stock options were granted in recognition of the commitments of the directors in developing and overseeing the Company’s strategic realignment plan. These stock options have an exercise price of $0.38 and will vest pursuant to their terms in two equal tranches on the first and second anniversaries of the grant date.

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors. Neither Dr. Durrant nor Dr. Chappell, both named executive officers for 2022, received any additional compensation for services provided as a director, and accordingly compensation information in respect of each of them has been omitted from the table that follows.

		Option
	Fees Earned or Paid in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Ronald Barliant, JD(3)	44,000	17,601	61,601
Rainer Boehm, M.D., MBA (4)	58,000	23,202	81,202
Cheryl Buxton, MA (5)	62,000	24,802	86,802
John Hohneker, M.D. (6)	50,000	20,001	70,001
Kevin Xie, Ph.D. (7)	66,000	26,402	92,402

(1)	The amounts in this column reflect retainers earned under the Board of Directors Compensation Program for fiscal year 2022.
(2)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each director, computed in accordance with FASB ASC Topic 718, as further described in Note 8 of the notes to our Consolidated Financial Statements included in our 2022 Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.
(3)	On July 27, 2022, Mr. Barliant was issued stock options to purchase 55,612 shares of common stock as part of the Company’s retention plan in connection with its strategic realignment. As of December 31, 2022, Mr. Barliant held options to purchase an aggregate of 274,487 shares of common stock, of which options to purchase 218,875 were vested.
(4)	On July 27, 2022, Mr. Boehm was issued stock options to purchase 73,307 shares of common stock as part of the Company’s retention plan in connection with its strategic realignment. As of December 31, 2022, Mr. Boehm held options to purchase an aggregate of 173,874 shares of common stock, of which options to purchase 100,567 were vested.
(5)	On July 27, 2022, Ms. Buxton was issued stock options to purchase 78,362 shares of common stock as part of the Company’s retention plan in connection with its strategic realignment. As of December 31, 2022, Ms. Buxton held options to purchase an aggregate of 227,060 shares of common stock, of which options to purchase 148,698 were vested.
(6)	On July 27, 2022, Dr. Hohneker was issued stock options to purchase 63,195 shares of common stock as part of the Company’s retention plan in connection with its strategic realignment. As of December 31, 2022, Dr. Hohneker held options to purchase an aggregate of 109,599 shares of common stock, of which options to purchase 17,826 were vested.
(7)	On July 27, 2022, Dr. Xie was issued stock options to purchase 83,418 shares of common stock as part of the Company’s retention plan in connection with its strategic realignment. As of December 31, 2022, Dr. Xie held options to purchase an aggregate of 130,958 shares of common stock, of which options to purchase 18,962 were vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table presents information regarding beneficial ownership of our common stock as of April 11, 2023 by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;

●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Percentage ownership of our common stock is based on 119,080,135 shares of our common stock outstanding as of April 11, 2023.

Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the options but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Humanigen, Inc., 830 Morris Turnpike, 4th Floor, Short Hills, NJ 07078.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Black Horse Capital LP and Dr. Chappell(1)	12,323,513	10.3%

Named Executive Officers and Directors
Cameron Durrant, M.D., MBA(2)	2,447,912	2.0%
Dale Chappell, M.D., MBA(1) (3)	12,323,513	10.3%
Edward Jordan (4)	127,313	*
Ronald Barliant, JD(5)	308,745	*
Rainer Boehm, M.D., MBA(6)	185,553	*
Cheryl Buxton(7)	153,062	*
John Hohneker, M.D. (8)	21,398	*
Kevin Xie, Ph.D. (9)	22,534	*
Timothy Morris (10)	—	*
All current executive officers and directors as a group (8 persons)(1)(11)	15,660,030	12.8%

 _____________

* Represents less than 1%

(1)	Number of shares based on information reported on Form 4 filed with the SEC on May 20, 2022, reporting beneficial ownership by the Black Horse Entities (as defined below), BH Management, and Dale Chappell. According to the report, Black Horse Capital LP (“BHC”) has sole voting and dispositive power with respect to 1,075,789 shares, Black Horse Capital Master Fund Ltd. (“BHCMF”) has shared voting and dispositive power with respect to 2,383,417 shares, Cheval Holdings, Ltd. (“Cheval” and collectively with BHCMF and BHC, the “Black Horse Entities”) has shared voting and dispositive power with respect to 8,675,081 shares, BH Management has sole voting and dispositive power with respect to 9,750,870 shares and Dr. Chappell has shared voting and dispositive power with respect to 12,242,373 shares. The number of shares reported for Dr. Chappell also includes options to purchase 189,226 shares of common stock that may be exercised within 60 days of April 11, 2023. The business address of each of BHC, BHCMF, BH Management and Dr. Chappell is c/o Opus Equum, Inc. P.O. Box 788, Dolores, Colorado 81323. The business address of Cheval is P.O. Box 309G, Ugland House, Georgetown, Grand Cayman, Cayman Islands KY1-1104. Dr. Chappell, who currently serves as our Chief Scientific Officer and as a director, is the managing member of BH Management and BHC and a director of BHCMF and Cheval.
(2)	Includes options to purchase 2,447,912 shares of common stock that may be exercised within 60 days of April 11, 2023.
(3)	Includes options to purchase 189,226 shares of common stock that may be exercised within 60 days of April 11, 2023.
(4)	Includes options to purchase 114,813 shares of common stock that may be exercised within 60 days of April 11, 2023.
(5)	Includes options to purchase 218,875 shares of common stock that may be exercised within 60 days of April 11, 2023.
(6)	Includes options to purchase 100,567 shares of common stock that may be exercised within 60 days of April 11, 2023.
(7)	Includes options to purchase 148,698 shares of common stock that may be exercised within 60 days of April 11, 2023.
(8)	Includes options to purchase 21,398 shares of common stock that may be exercised within 60 days of April 11, 2023.
(9)	Includes options to purchase 22,534 shares of common stock that may be exercised within 60 days of April 11, 2023.
(10)	Mr. Morris resigned from his position as Chief Operating and Financial Officer on October 23, 2022.
(11)	Includes options to purchase 3,264,023 shares of common stock that may be exercised within 60 days of April 11, 2023.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
Available for
Issuance Under
	Number of	Weighted-	Equity
	Securities to be	Average	Compensation
	Issued Upon	Exercise	Plans (Excluding
	Exercise of	Price of	Securities
	Outstanding	Outstanding	Reflected in
	Options	Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,018,389	$4.04	1,948,135
Equity compensation plans not approved by security holders(2)	2,453,667	4.64	—
Total	7,472,056	$4.23	1,948,135

(1)	Represents shares reserved for issuance under the 2020 Omnibus Incentive Compensation Plan (the “2020 Equity Plan”).
(2)	As of December 31, 2022, there were no shares available for grant under the 2012 Equity Plan. The 2020 Equity Plan has replaced the 2012 Equity Plan and no further grants will be made under the 2012 Equity Plan. However, outstanding awards under the 2012 Equity Plan will continue in accordance with the terms of the 2012 Equity Plan and any award agreement executed in connection with such outstanding awards. On September 13, 2016 and March 9, 2018, the Board approved an amendment to the 2012 Equity Plan (the “2012 Equity Plan Amendments”) to increase the number of shares of our common stock available for issuance under the 2012 Equity Plan by 120,000 and 642,000 shares, respectively. The 2012 Equity Plan Amendments were not approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There has not been since January 1, 2021, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any current director, executive officer, holder of more than 5% of our common stock or any immediate family member of any of the foregoing persons had or will have a direct or indirect material interest other than compensation arrangements, described under Item 11 titled “Executive Compensation” and indemnification agreements described below.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

Director Independence

We use the definition of “independent” set forth in Nasdaq listing rules in determining whether a director is independent in the capacity of director. Nasdaq’s independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq listing rules, our Board has subjectively determined as to each director whether any relationship exists that, in the opinion of the Board, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

Consistent with the foregoing independence criteria, our Board affirmatively determined that all of our current directors, each of whom served throughout 2022, other than Dr. Durrant, our Chief Executive Officer, and Dr. Chappell, our Chief Scientific Officer, are independent. In addition, each member of the audit, compensation, and nominating and corporate governance committees meets the applicable independence requirements of the SEC and the Nasdaq listing rules for service on each committee on which she or he serves.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by our independent registered accounting firm, HORNE LLP (Ridgeland, Mississippi, PCAOB ID: 171).

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees (1)	$375,000	$408,192
Tax Fees (2)	16,000	14,000
Total Fees	$391,000	$422,192

(1)	Audit fees in 2022 and 2021 include fees billed or incurred by HORNE LLP for professional services rendered in connection with the annual audit of our financial statements in 2022, the audit of our financial statements and internal controls over financial reporting in 2021, and the review of our quarterly reports on Form 10-Q and consents associated with registration statements and comfort letters associated with public offerings for each year.

(2)	Fees for services consist of tax compliance, including the preparation and review of federal and state tax returns.

All fees described above were pre-approved by the audit committee in accordance with the requirements of Regulation S-X under the Exchange Act.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual case-by-case basis before our independent registered public accounting firm is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence for audit purposes. Our independent registered public accounting firm has not been engaged to perform any non-audit services other than tax-related services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the 2022 Annual Report filed with the SEC on March 30, 2023:

(1)	Financial Statements—See Index to Financial Statements at Part II, Item 8 of the 2022 Annual Report.

(2)	Financial Statement Schedules— Reference is made to the financial statement schedules included under Item 8 of Part II in the 2022 Annual Report. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	July 6, 2016	3.1
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	August 7, 2017	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	February 28, 2018	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	September 11, 2020	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	August 7, 2017	3.2
4.1	Warrant to Purchase Stock, by and between the Registrant and MidCap Financial SBIC, LP, dated as of June 19, 2013.	8-K	June 24, 2013	10.2
4.2	Registration Rights Agreement, dated as of February 27, 2018, by and among the Registrant and Black Horse Capital Master Fund, Black Horse Capital, Cheval Holdings, Ltd., and Nomis Bay LTD.	10-Q	May 8, 2018	4.6
4.3	Registration Rights Agreement, dated as of June 2, 2020, by and among the Registrant and the investors party thereto.	S-1	June 15, 2020	10.21
4.4	Description of Securities.	10-K	March 10, 2021	4.5
10.1**	2012 Equity Incentive Plan, as amended and restated.	10-Q	August 10, 2015	10.2
10.1.1**	Amendment to the 2012 Equity Incentive Plan, dated as of September 13, 2016.	S-8 (File No. 333-214110)	October 14, 2016	10.2
10.1.2**	Amendment to the 2012 Equity Incentive Plan, effective March 9, 2018.	10-Q	May 8, 2018	10.2
10.2**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan.	10-12G (File No. 000-54735)	June 12, 2012	10.8
10.3**	Form of Notice of Grant and Stock Option Agreement under the 2012 Equity Incentive Plan (Outside Directors).	10-K	March 13, 2014	10.37
10.4**	Form of Notice of Stock Unit Award under the 2012 Equity Incentive Plan.	8-K	April 24, 2015	10.1

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.5**	Form of Director and Officer Indemnification Agreement.	10-K	March 10, 2021	10.5
10.6	Development and License Agreement, dated May 11, 2004, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.13
10.7	License Agreement, dated April 7, 2006, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-12G/A (File No. 000-54735)	August 7, 2012	10.14
10.7.1	Amendment to License Agreement, dated October 9, 2008, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.8
10.7.2	Amendment to License Agreement, dated June 8, 2011, by and between the Registrant and the Ludwig Institute for Cancer Research.	10-Q	May 8, 2014	10.9
10.8†	Non-Exclusive License Agreement, dated October 15, 2010, by and between the Registrant, BioWa, Inc. and Lonza Sales AG.	10-12G/A (File No. 000-54735)	September 12, 2012	10.16
10.9	Clinical Trial Agreement, dated as of July 24, 2020, by and between the Registrant and The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), as represented by the Division of Microbiology and Infectious Diseases (DMID).	8-K	July 30, 2020	10.1
10.10**	Humanigen, Inc. 2020 Omnibus Incentive. Compensation Plan, effective September 11, 2020.	8-K	September 11, 2020	10.1
10.11**	Form of Incentive Stock Option Award Agreement under 2020 Omnibus Incentive Plan.	10-Q	August 12, 2021	10.1
10.12**	Form of Non-qualified Stock Option Award. Agreement under 2020 Omnibus Incentive Plan.	10-Q	August 12, 2021	10.2
10.13**	Amended and Restated Employment Agreement, dated as of October 29, 2020, by and between the Registrant and Dr. Cameron Durrant.	10-K	March 10, 2021	10.14
10.14**	Amended and Restated Employment Agreement, dated as of September 24, 2020, by and between the Registrant and Dr. Dale Chappell.	10-K	March 10, 2021	10.17
10.15††	License Agreement, dated as of November 3, 2020, by and among the Registrant, KPM Tech Co., Ltd and Telcon RF Pharmaceutical, Inc.	10-K	March 10, 2021	10.18
10.16††	Master Services Agreement effective as of January 8, 2021 between the Registrant and EVERSANA Life Science Services, LLC.	8-K	January 14, 2021	10.1
10.17§	Loan and Security Agreement, dated March 10, 2021, by and between the Registrant and Hercules Capital, Inc.	10-Q	May 13, 2021	10.3
10.18§	First amendment to Loan and Security Agreement, dated as of April 23, 2022, by and between the Registrant and Hercules Capital, Inc.	10-Q	May 5, 2022	10.1
10.19**	Description of Registrant’s Director Compensation Policy.	10-K	March 30, 2023	10.19
10.20††	Settlement Agreement dated as of December 16, 2022, by and between the Registrant and Catalent Pharma Solutions, LLC.	10-K	March 30, 2023	10.20

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form+	Date	Number	Furnished Herewith
10.21**	Employment Agreement, dated as of August 24, 2020, by and between the Registrant and Edward P. Jordan.				X
21.1	List of Subsidiaries.	10-K	March 30, 2023	21.1
23.1	Consent of Horne LLP.	10-K	March 30, 2023	23.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	March 30, 2023	31.1
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	March 30, 2023	31.2
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 USC. §1350.	10-K	March 30, 2023	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 USC. §1350.	10-K	March 30, 2023	32.2
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	March 30, 2023	101.INS
101.SCH	Inline XBRL Taxonomy Schema Document	10-K	March 30, 2023	101.SCH
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	10-K	March 30, 2023	101.CAL
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	10-K	March 30, 2023	101.DEF
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	10-K	March 30, 2023	101.LAB
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	10-K	March 30, 2023	101.PRE
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).	10-K	March 30, 2023	104

**Indicates management contract or compensatory plan.

***The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2023.

Humanigen, Inc.

By:	/s/ Cameron Durrant, M.D., MBA
Cameron Durrant, M.D., MBA Chief Executive Officer and Chairman of the Board of Directors

