Form 10-Q
period 2023-03-31
HUMANIGEN, INC
filed 2023-05-15
CIK 1293310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of May 3, 2023, there were 119,080,135 shares of common stock of the issuer outstanding.

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

Humanigen, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,096	$10,155
Prepaid expenses and other current assets	1,930	950
Total current assets	5,026	11,105

Other assets	90	90
Total assets	$5,116	$11,195

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$38,392	$40,520
Accrued expenses	14,021	14,791
Deferred revenue	883	883
Total current liabilities	53,296	56,194
Non-current liabilities:
Deferred revenue	1,545	1,766
Total liabilities	54,841	57,960

Stockholders’ deficit:
Common stock, $0.001 par value: 225,000,000 shares authorized at
March 31, 2023 and December 31, 2022; 119,080,135 shares issued and outstanding at March 31, 2023 and December 31, 2022	119	119
Additional paid-in capital	636,147	634,925
Accumulated deficit	(685,991)	(681,809)
Total stockholders’ deficit	(49,725)	(46,765)
Total liabilities and stockholders’ deficit	$5,116	$11,195

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
License revenue	$221	$1,036
Total revenue	221	1,036

Operating expenses:
Research and development	737	17,220
General and administrative	3,719	4,345
Total operating expenses	4,456	21,565

Loss from operations	(4,235)	(20,529)

Other income (expense):
Interest expense	(18)	(734)
Other income (expense), net	71	(15)
Net loss	$(4,182)	$(21,278)

Basic and diluted net loss per common share	$(0.04)	$(0.32)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	119,080,135	65,590,724

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(4,182)	$(21,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,222	1,543
Non-cash interest expense related to debt financing	-	187
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(980)	(1,332)
Accounts payable	(2,128)	3,175
Accrued expenses	(770)	(701)
Deferred revenue	(221)	(1,036)
Net cash used in operating activities	(7,059)	(19,442)

Financing activities:
Net proceeds from issuance of common stock	-	18,374
Net cash provided by financing activities	-	18,374

Net decrease in cash and cash equivalents	(7,059)	(1,068)
Cash and cash equivalents, beginning of period	10,155	70,016
Cash and cash equivalents, end of period	$3,096	$68,948

Supplemental cash flow disclosure:
Cash paid for interest	$-	$550

See accompanying notes.

Humanigen, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2023	119,080,135	$119	$634,925	$(681,809)	$(46,765)
Stock-based compensation expense	-	-	1,222	-	1,222
Net loss	-	-	-	(4,182)	(4,182)
Balances at March 31, 2023	119,080,135	$119	$636,147	$(685,991)	$(49,725)

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2022	64,027,629	$64	$587,327	$(611,079)	$(23,688)
Issuance of common stock, net of expenses	5,926,748	6	18,368	-	18,374
Stock-based compensation expense	-	-	1,543	-	1,543
Net loss	-	-	-	(21,278)	(21,278)
Balances at March 31, 2022	69,954,377	$70	$607,238	$(632,357)	$(25,049)

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

The Company is developing lenzilumab in chronic myelomonocytic leukemia (“CMML”), a rare blood cancer, for which the Precision Approach to Chronic Myelomonocytic Leukemia (“PREACH-M”) study is underway, and is continuing its plans for the Risk Adapted Therapy in Acute GvHD (“RATinG”) study in acute graft versus host disease (“aGvHD”) that occurs in patients undergoing bone marrow transplant, as these studies are majority funded by its partners. In April 2023, the Company announced that as of December 31, 2022, eleven subjects had been dosed with lenzilumab and with current standard of care, azacytidine, in the PREACH-M study. Six subjects were evaluable based on at least three months of follow-up, including those with high risk CMML, and all demonstrated clinical benefit. In addition, LENZ appeared to be well-tolerated. The Company anticipates the first patient dosing in the RATinG study to occur in the second quarter of 2023. A leading network of centers, The Mayo Clinics, is currently progressing with an investigator-initiated trial (“IIT”) of lenzilumab in combination with CAR-T therapies. With the exception of the one lenzilumab batch in process, the Company has discontinued the manufacturing of lenzilumab and is consolidating the remaining inventory of lenzilumab bulk drug substance and drug product in a central location for potential future use. The Company is also developing iFab, an EpAh-3 targeted monoclonal antibody, currently in Phase 1 development, as part of an antibody drug conjugate (“ADC”), for certain solid tumors.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s 2022 Annual Report on Form 10-K for additional information regarding the business.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three months ended March 31, 2023 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.  However, the Company has incurred net losses since its inception, and has negative operating cash flows and its total liabilities exceed total assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2023, the Company had cash and cash equivalents of $3.1 million. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, which includes combined accounts payable and accrued expenses recorded in the Company’s consolidated balance sheets as of March 31, 2023 of $52.4 million, certain of which are in dispute, and manufacturing commitments of $1.8 million for the remaining nine months of 2023, with no significant commitments thereafter (see Note 6 below), the Company requires additional capital to fund the Company’s planned operations. The Company intends to seek to defer payments, negotiate lower amounts or pursue other courses of action for certain amounts owed to manufacturing and other partners at March 31, 2023. In order to remain a going concern, the Company must successfully renegotiate these amounts owed, and settle disputes, including current and potential future arbitration and litigation. During 2022, the Company engaged SC&H Capital, an affiliate of SC&H Group, Inc.(“SC&H”), to advise the Company on exploration of strategic options to maximize value around its development pipeline. The Company has not set a timetable for the conclusion of its review of strategic alternatives, and there can be no assurance that this process will result in any transaction.

As previously reported, the Company has executed a non-binding letter of intent and is engaged in exclusive negotiations relating to a proposed business combination with a privately held biopharmaceutical company, which contemplates a tax-free stock-for-stock merger. The Company is seeking external financing in connection with the potential business combination. There can be no assurance that the potential business combination or financing will be consummated on favorable terms or at all.

The Company also may seek to raise additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), grant financing, convertible and other debt financings, collaborations, strategic alliances, or licensing arrangements involving LENZ and iFab. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to delay or reduce the scope of or eliminate one or more of its research or development programs and may not be able to continue as a going concern. In addition, if the Company raises additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to the Company. While management believes its realignment plans and its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements and include all adjustments necessary for the presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The December 31, 2022 Condensed Consolidated Balance Sheet was derived from the audited financial statements but does not include all disclosures required by US GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023, from those previously disclosed in its 2022 Annual Report on Form 10-K.

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

The following outstanding potentially dilutive securities have been excluded from the computations of diluted net loss per common share:

	As of March 31,
	2023	2022
Options to purchase common stock	7,177,605	4,712,659
Warrants to purchase common stock	31,238	31,238
Convertible debt	-	510,986
	7,208,843	5,254,883

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

As consideration for the license, the Licensee agreed to pay the Company (i) an up-front license fee of $6.0 million, payable promptly following the execution of the License Agreement, which was received in the fourth quarter of 2020, (ii) up to an aggregate of $14.0 million in two payments based on achievement by the Company of two specified milestones in the US, of which the first milestone was met in the first quarter of 2021 and $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties) was received in the second quarter of 2021, and (iii) subsequent to the receipt by the Licensee of the requisite regulatory approvals, double-digit royalties on the net sales of lenzilumab in South Korea and the Philippines. The Licensee has agreed to certain development and commercial performance obligations. It is expected that the Company will supply lenzilumab to the Licensee for a minimum of 7.5 years at a cost-plus basis from an existing or future manufacturer. The Licensee has agreed to certain minimum purchases of lenzilumab on an annual basis.

Since the provision of the license and the cooperation and assistance to be provided by the Company to the Licensee with regulatory authorities in the Territory and the Company’s obligation to serve on a joint steering committee (the “Services”) are considered a single performance obligation, the $6.0 million upfront payment (or $4.5 million net of withholding taxes and other fees and royalties) and the first milestone payment of $6.0 million (or $4.5 million net of withholding taxes and other fees and royalties, were initially being recognized as revenue ratably over the performance period through March 2023 (the “Performance Period”), the expected period over which the Company conservatively expected the Services to be performed with approval in the Territory expected by the end of March 2023. During the quarter ended September 30, 2022, the performance period was reevaluated, and the estimated end date of the performance period was adjusted to December 31, 2025. The change in estimate resulted in a decrease of $0.8 million in quarterly license revenue as compared to amounts that would have been recorded under the previous timeline. Therefore, the Company recognized license revenue totaling approximately $0.2 million and $1.0 million in the three months ended March 31, 2023 and 2022, respectively.

Licensee’s purchases of lenzilumab for development purposes or for commercial requirements, represent options under the agreement and revenues will therefore be recognized when control of the product is transferred to Licensee.

Contract Liabilities

A contract liability of $2.4 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of March 31, 2023 related to the South Korea agreement. There were no contract asset or deferred contract acquisition costs as of March 31, 2023 associated with the South Korea agreement.

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2023 (in thousands):

Balance at January 1, 2023	$2,649
Deductions for performance obligations satisfied:
In current period	(221)
Balance at March 31, 2023	$2,428

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

6. Commitments and Contingencies

Manufacturing Agreements

As of March 31, 2023, the Company estimates that its commitments remaining to be incurred under its contract manufacturing organization (“CMO”) agreements are approximately $1.8 million for the remaining nine months of 2023 with no significant commitments thereafter.

7. Stockholders’ Equity

Controlled Equity Offering

On December 31, 2020, the Company entered into a Sales Agreement with Cantor, under which the Company could issue and sell, from time-to-time, shares of the Company’s common stock, having an aggregate gross sales price of up to $100 million through Cantor, as the sales agent. During the three months ended March 31, 2022, the Company issued and sold 5,926,748 shares of its common stock under the Sales Agreement for net proceeds of $18.4 million. No shares were sold under the Sales Agreement during the three months ended March 31, 2023.

8. Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2023 under all the Company’s options plans is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	7,472,056	$4.23
Granted	-	$-
Exercised	-	$-
Cancelled (expired)	(294,451)	$6.43
Outstanding at March 31, 2023	7,177,605	$4.14

 The Company recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$1,105	$1,294
Research and development	117	249
Total stock-based compensation	$1,222	$1,543

At March 31, 2023, the Company had $4.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 1.3 years. As of March 31, 2023, there were 2,061,764 shares available for grant under the Company’s 2020 Equity Incentive Plan.

 9. Litigation

Eversana Arbitration

On May 19, 2022, Eversana Life Science Services, LLC (“Eversana”) filed a Demand for Arbitration claiming approximately $4.5 million in damages against the Company with the American Arbitration Association entitled Eversana Life Sciences, LLC v. Humanigen, Inc. (AAA Case No. 01-22-0002-1591). The Demand contains two breach of contract claims related to the Eversana Agreement between the parties and a related agreement between the companies’ European subsidiaries, and a claim for unjust enrichment. Eversana asserts that the Company failed to pay it amounts due for work preparing for the potential commercializing of lenzilumab performed between April 1, 2021 and September 30, 2021. The Company and Eversana have agreed in principle on a conditional resolution of the matters being disputed and are negotiating a formal settlement agreement. The settlement agreement is expected to provide that the Company will, subject to its receipt of adequate proceeds from a financing transaction, make a one-time payment to Eversana of $750,000 and, in connection with such payment, the parties will dismiss the pending arbitration and release and discharge each other from all existing claims, demands, causes of actions, charges and grievances of any kind arising out of, or relating to, the commercial agreements between the parties. There can be no assurances that a settlement agreement will be reached on these terms. If a settlement is not completed, the Company intends to vigorously defend against Eversana’s claims.

Avid Settlement

On February 21, 2023, the Company and Avid Bioservices, Inc. (“Avid”) entered into a Settlement Agreement (the “Avid Settlement Agreement”) providing for a conditional resolution of certain previously reported disputes between the Company and Avid arising pursuant to the commercial agreements between the two parties (collectively, the “Lenzilumab Disputes”).

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

Thermo Litigation

On October 24, 2022, one of the Company’s former CMOs, Thermo Fisher Scientific, Inc. (“Thermo”) filed a lawsuit against the Company in Delaware Superior Court (Patheon Biologics, Inc. v. Humanigen, Inc., Case No. N22C-10-185 MMJ) for $25.9 million. The Company has filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. The Company and Thermo have agreed in principle on a conditional resolution of the matters being disputed and are negotiating a formal settlement agreement. The settlement agreement is expected to provide that the Company will, subject to its receipt of adequate proceeds from a financing transaction, make $8.0 million of payments to Thermo and, in connection with such payments, the parties will dismiss the pending litigation and release and discharge each other from all existing claims, demands, causes of actions, charges and grievances of any kind arising out of, or relating to, the commercial agreements between the parties. There can be no assurances that a settlement agreement will be reached on these terms. If a settlement is not completed, the Company intends to vigorously defend against Thermo’s claims.

Securities Class Action Litigation

On August 26, 2022, a putative securities class action complaint captioned Pieroni v. Humanigen Inc., et al., Case No. 22-cv-05258, was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer, Dr. Cameron Durrant, and its former Chief Financial Officer, Timothy Morris. On October 17, 2022, a second putative securities class action complaint captioned Greenbaum v. Humanigen Inc., et al., Case No. 22-cv-06118, was filed in the United States District Court for the District of New Jersey against the Company, Dr. Durrant and the Company’s Chief Scientific Officer, Dale Chappell. The complaints assert claims and seek damages for alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The two actions have been consolidated into a single action captioned In re Humanigen, Inc. Securities Litigation, Case No. 2:22-cv-05258 and co-lead plaintiffs and co-lead law firms have been appointed. The Company believes that the allegations in the putative complaints are without merit and will vigorously defend against them.

Shareholder Derivative Litigation

On January 17, 2023, a derivative lawsuit captioned Chul Yang derivatively on behalf of Humanigen, Inc. v. Durrant, et al., Case No. 2:23-cv-00235, was filed in the United States District Court for the District of New Jersey against the company’s Chief Executive Officer, Dr. Cameron Durrant, its former Chief Financial Officer, Timothy Morris, and each of its Directors. The complaint asserts claims and seeks damages against all of the defendants for alleged violations of section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and against Dr. Durrant and Mr. Morris for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. This matter has been stayed pending initial rulings in the consolidated securities class action matter. The Company believes that the allegations in the putative derivative action are without merit and will vigorously defend against them.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These statements may relate to, among other things, our expectations regarding the scope, progress, timing, expansion, and costs of researching, developing and commercializing our product candidates; our expectations relating to regulatory pathways to marketing authorization and the opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; and our exploration of strategic alternatives. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in “Part I, Item 1A - Risk Factors” in the 2022 Annual Report, and the additional or modified risk factors disclosed in this Quarterly Report on Form 10-Q and each subsequently filed Quarterly Report on Form 10-Q. Some additional factors that could cause actual results to differ include:

●	our ability to attain the significant amount of additional financing we need to continue as a going concern on favorable terms or at all, and the availability of future financing;
●	our ability to complete the proposed business combination and related financing transactions described in the 2022 Annual Report under “Item 1. Business – Overview”, or to identify and execute upon another strategic transaction or alternative to maximize value for our stakeholders;
●	our ability to demonstrate by August 21, 2023, and thereafter maintain compliance with, the listing requirements of the Nasdaq Capital Market;
●	the outcome of pending, threatened or future litigation or arbitration;
●	our ability to resolve pending or threatened litigation regarding payment disputes with certain Contract Manufacturing Organizations (“CMOs”) and other parties, and our ability to defer payments, negotiate lower amounts or successfully pursue other courses of action for certain amounts accrued at March 31, 2023;
●	our ability to successfully execute the strategic realignment of our pipeline and resources;
●	the timing of the initiation, enrollment and completion and results of ongoing or planned clinical trials;
●	our ability to research, develop and commercialize our product candidates, including our ability to do so after our competitors have developed and commercialized competing products or alternative therapies;
●	the ability of partners to initiate and conduct the PREACH-M and RATinG studies (as described below) of lenzilumab in chronic myelomonocytic leukemia (“CMML”) and in patients with acute Graft versus Host Disease (“aGvHD”), respectively, as currently planned;
●	our ability to assess and support further clinical assessment of lenzilumab as a companion therapy with commercially available chimeric antigen receptor T-cell (“CAR-T”) therapies in non-Hodgkin lymphoma through an investigator-initiated trial (“IIT”);
●	increasing levels of market acceptance of CAR-T therapies and stem cell transplants and the development of a market for lenzilumab in these therapies;
●	our ability to maintain licenses with third parties;
●	our ability to attain market exclusivity and/or to obtain, maintain, protect and enforce our intellectual property and to operate our business without infringing, misappropriating or otherwise violating, the intellectual property rights of others;
●	our ability to achieve collaborations, strategic alliances, or licensing arrangements for lenzilumab;
●	acquisitions or in-licensing or out-licensing transactions that we may pursue may fail to perform as expected;
●	changes in the regulatory landscape that may prevent us from pursuing or realizing any of the expected benefits from the various regulatory incentives, or the imposition of regulations that affect our products; and
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Risk Factors” in Item 1A of Part II below and in Part I, Item 1A of the 2022 Annual Report. You should review these risk factors, together, for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time-to-time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. You should be aware that the forward-looking statements contained in this Form 10-Q are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

We are focusing our efforts on the development of our lead product candidate, lenzilumab. Lenzilumab is a monoclonal antibody that has been demonstrated to neutralize human granulocyte-macrophage colony-stimulating factor (“GM-CSF”), a cytokine that we believe leads to the overproduction of monocytes which are responsible for CMML, a rare blood cancer and is of critical importance in aGvHD associated with bone marrow transplants.

We are currently developing lenzilumab in CMML for which the Precision Approach to Chronic Myelomonocytic Leukemia (“PREACH-M”) study is underway, and we are continuing plans for the Risk Adapted Therapy in Acute GvHD (“RATinG”) study in aGvHD, as these studies are majority funded by our partners.

In April 2023, we announced that as of December 31, 2022, eleven subjects had been dosed with lenzilumab and with current standard of care, azacytidine, in the PREACH-M study. Six subjects were evaluable based on at least three months of follow-up, including those with high risk CMML, and all demonstrated clinical benefit. In addition, lenzilumab appeared to be well-tolerated. We anticipate the first patient dosing in the RATinG study to occur in the second quarter of 2023.

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

We cannot assure you that we and the Partner Company will enter into a definitive agreement for the proposed transaction, and the final form and terms of any such transaction may be materially different from the terms described above. Our ability to enter into a definitive agreement is subject to conditions, including that we have received binding commitments for investment of additional capital that will be necessary to fund the operations of the combined company going forward and enable the combined company to maintain a listing of its common stock on the Nasdaq Capital Market or another national securities exchange, as well as customary matters such as approval of the terms of the definitive agreement by the Partner Company’s board of directors and stockholders. Certain of these conditions will be out of our control. Accordingly, we cannot provide any assurance that we will effect the proposed business combination or related financing transactions. If we are unable to complete the proposed transactions or identify and complete another strategic or financing transaction in the first half of 2023, we may elect or be required to pursue a reorganization or seek other protection under the federal bankruptcy code. See Part I, Item 1A, “Risk Factors” to the 2022 Annual Report.

Our Pipeline

Our product candidates are in the clinical stage of development and require substantial time, resources, research and development, and regulatory approval prior to commercialization. Our pipeline is depicted below:

Nasdaq Listing Deficiencies

As previously reported, we have received two notices from The Nasdaq Stock Market, LLC (“Nasdaq”) regarding our failures to satisfy the $1 minimum bid price and $35 million total market value of listed securities standards for continued listing. On April 18, 2023, we were notified that we had been granted an extension until August 21, 2023 to demonstrate compliance with all applicable requirements for listing of our common stock on Nasdaq by the Nasdaq Hearings Panel (the “Panel”), subject to our compliance with the Panel’s requirements for periodic updates relating to the status of our progress against achievement of the compliance plan presented at the April 6, 2023 hearing with the Panel. There can be no assurance that we will be successful in our execution of the compliance plan or otherwise regain compliance with the applicable Nasdaq listing requirements within the extended compliance period. In addition, our common stock may be subject to immediate delisting from the Nasdaq Capital Market if our common stock has a closing bid price of $0.10 or less for any ten consecutive trading days. See Part I, Item 1A, “Risk Factors” to the 2022 Annual Report.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the 2022 Annual Report.

Results of Operations

At March 31, 2023, we had an accumulated deficit of $686.0 million, primarily as a result of research and development and general and administrative expenses. Since inception, we have recognized a nominal amount of revenue from payments for license or collaboration fees. While we may in the future generate additional revenue from a variety of sources, including license fees, milestone payments, and research and development payments in connection with strategic partnerships, our product candidates may never be successfully developed or commercialized and we may therefore never realize revenue from any product sales. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. Our ability to continue as a going concern depends on our ability to attain a significant amount of additional financing, as more fully described under “—Liquidity and Capital Resources” below and in “Risk Factors” in the 2022 Annual Report.

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands)	2023	2022	Amount	%
Revenue:
License revenue	$221	$1,036	$(815)	(79)
Total revenue	221	1,036	(815)

Operating expenses:
Research and development	737	17,220	(16,483)	(96)
General and administrative	3,719	4,345	(626)	(14)
Total operating expenses	4,456	21,565	(17,109)	(79)

Loss from operations	(4,235)	(20,529)	(16,294)	(79)

Other income (expense):
Interest expense	(18)	(734)	(716)	(98)
Other income (expense), net	71	(15)	(86)	(573)
Net loss	$(4,182)	$(21,278)	$(17,096)	(80)

Revenue

Revenue in the three months ended March 31, 2023 and 2022, represents license revenue under the license agreement (the “South Korea Agreement”) with KPM Tech Co., Ltd. (“KPM”) and its affiliate, Telcon RF Pharmaceutical, Inc. (together with KPM, the “Licensee”) described in more detail in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. License revenue was $0.2 million for the three months ended March 31, 2023, as compared to $1.0 million for the three months ended March 31, 2022. The decrease in revenue for the three months ended March 31, 2023, compared to March 31, 2022, is due to a change in the length of the performance period in the third quarter of 2022, as described in more detail in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

The following table shows our total research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
External Costs
Lenzilumab	$489	$16,448
Ifabotuzumab	26	158
Internal costs	222	614
Total research and development	$737	$17,220

Research and development expenses decreased by $16.5 million from $17.2 million for the three months ended March 31, 2022 to $0.7 million for the three months ended March 31, 2023. The decrease is primarily due to a $13.9 million decrease in lenzilumab manufacturing costs and a $2.6 million decrease in clinical trial expenses as the LIVE-AIR study has been completed.

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

General and administrative expenses decreased by $0.6 million from $4.3 million for the three months ended March 31, 2022 to $3.7 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2023, is primarily due to a reduction in headcount in 2023 as compared to 2022. We expect our overall general and administrative costs to continue to decrease as compared to 2022.

Interest Expense

Interest expense for the three months ended March 31, 2022 related to the Loan and Security Agreement with Hercules Capital as agent for its affiliates serving as lenders thereunder (the “Term Loan”). See Note 5 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on the Term Loan.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the public offerings of our common stock, private placements of our common and preferred stock, debt financings, interest income earned on cash, and cash equivalents, and marketable securities, and borrowings against lines of credit, and with the proceeds under the South Korea Agreement. At March 31, 2023, we had cash and cash equivalents of $3.1 million. In the first quarter of 2022, we sold an aggregate of 5,926,748 shares of our common stock under the Sales Agreement for net proceeds of $18.4 million. No shares were sold under the Sales Agreement in the first quarter of 2023.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(7,059)	$(19,442)
Financing activities	-	18,374
Net decrease in cash and cash equivalents	$(7,059)	$(1,068)

Net cash used in operating activities was $7.1 million and $19.4 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in operating activities of $7.1 million for the three months ended March 31, 2023, primarily related to our net loss of $4.2 million, adjusted for non-cash items, such as $1.2 million in stock-based compensation, and a net change in operating assets and liabilities of $4.1 million.

Cash used in operating activities of $19.4 million for the three months ended March 31, 2022, primarily related to our net loss of $21.3 million, adjusted for non-cash items, such as $1.5 million in stock-based compensation, and a net change in operating assets and liabilities of $0.1 million.

There were no financing activities for the three months ended March 31, 2023. Net cash provided by financing activities was $18.4 million for the three months ended March 31, 2022 and consists of net proceeds received from the issuance of common stock in connection with the Sales Agreement with Cantor.

Liquidity and Manufacturing Commitments

As of March 31, 2023, we had cash and cash equivalents of $3.1 million; combined accounts payable and accrued expenses of $52.4 million, certain of which were in dispute; and manufacturing commitments of $1.8 million for the remainder of 2023 with no significant commitments, thereafter, as further described below (see “– Contracts”). We intend to seek to defer these disputed payment obligations, negotiate lower amounts or seek other courses of action, which may include legal recourse for the amounts in question. Our capital resources are not sufficient to fund our operations for the remainder of 2023.

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

See Part I, Item 1A, “Risk Factors” in the 2022 Annual Report for further discussion of the risks surrounding the proposed transaction and our company.

Contracts

Eversana Agreement

On January 10, 2021, we announced that we had entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) pursuant to which Eversana will provide us with services in connection with the potential launch of lenzilumab.

On September 21, 2021, we notified Eversana that due to the Emergency Use Authorization status in the US, we were terminating the initial statement of work related to commercialization support of lenzilumab for the treatment of COVID-19 in the United States. Eversana disputed the termination notice and requested payment of approximately $4.5 million it asserted we owed for services rendered from April 1, 2021 to September 30, 2021. We have agreed in principle on a conditional resolution of the matters being disputed with Eversana and are negotiating a formal settlement agreement. See Note 9 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Manufacturing Agreements

We entered into agreements with several CMOs to manufacture bulk drug substance (“BDS”) and fill/finish/drug product (“DP”) for our lenzilumab clinical trial activities. We also entered into agreements for packaging of the drug. These agreements provided for upfront amounts prior to commencement of manufacturing and progress payments through the course of the manufacturing process and payments for technology transfer. Certain of these CMOs were unsuccessful in their efforts to manufacture some batches of lenzilumab to our specifications for various reasons. We have amended, and in some cases canceled, certain of these agreements. In addition, we have sought to mitigate our financial commitments by ceasing additional manufacturing of lenzilumab in connection with our realignment plan and, more recently, we have settled our disputes with two of our CMOs. See Note 11 to the Consolidated Financial Statements in the 2022 Annual Report for more information on these settlement agreements.

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

There is significant drug product that was in production at one of our other CMOs, Thermo Fisher Scientific, Inc. (“Thermo”), for which material has not yet been released by us because the batches produced are out of specification. Nonetheless, Thermo has notified us that they have stopped production and have recently filed a lawsuit against us in Delaware Superior Court for $25.9 million. We have filed a countersuit against Thermo for breach of contract seeking more than $37.5 million. We have agreed in principle on a conditional resolution of the matters being disputed with Thermo and are negotiating a formal settlement agreement. See Note 9 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Please see our Form 10-K for the year ended December 31, 2022, Part I, Item 1A - Risk Factors—“Risks Related to our Financial Condition, Need for Additional Capital and Ability to Continue as a Going Concern— Currently pending, threatened or future litigation, arbitration, governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements, and adversely affect our ability to continue as a going concern.”

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

Please see Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2023.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item

1A, "Risk Factors" in the 2022 Annual Report, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than the updated risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the 2022 Annual Report.

Risks Related to Our Continued Listing on the Nasdaq Capital Market

The suspension and delisting of our common stock on the Nasdaq Capital Market has been stayed through the extended compliance period of August 21, 2023 granted by the Nasdaq Hearings Panel. There can be no assurance that we will be able to demonstrate compliance with the requirements for listing on the Nasdaq Capital Market by August 21, 2023. If we do not demonstrate compliance with the listing requirements by August 21, 2023, our common stock will be subject to delisting from the Nasdaq Capital Market.

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

We appealed the delisting determination to a Nasdaq Hearings Panel, which such hearing was held on April 6, 2023. On April 18, 2023, the Nasdaq Hearings Panel granted us an extension until August 21, 2023, to execute our compliance plan and to demonstrate compliance with all applicable criteria for listing on The Nasdaq Capital Market, subject to our compliance with the Nasdaq Hearings Panel’s requirements for periodic updates relating to the status of the Company’s progress against achievement of the compliance plan presented at the April 6, 2023 hearing with the Nasdaq Hearings Panel.

If we fail to regain, by August 21, 2023, and thereafter maintain compliance with the requirements for listing on the Nasdaq Capital Market, our common stock will be subject to suspension from trading and delisting, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

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

HUMANIGEN, INC.

Date: May 15, 2023	By:	/s/ Cameron Durrant
Cameron Durrant
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Cameron Durrant
Cameron Durrant
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

